Form 10-Q
period 1996-06-30
TEXAS MERIDIAN RESOURCES CORPORATION
filed 1996-07-24
CIK 869369

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended:  JUNE 30, 1996

                                              OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

     For the transition period from __________________ to _________________

                         Commission file number: 1-10671

                      TEXAS MERIDIAN RESOURCES CORPORATION
             (Exact name of registrant as specified in its charter)

        TEXAS                                           76-0319553
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

            15995 N. BARKERS LANDING, SUITE 300, HOUSTON, TEXAS 77079
               (Address of principal executive offices) (Zip Code)

        Registrant's telephone number, including area code: 713-558-8080

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]   No [ ]

Number of shares of Common Stock outstanding at July 22 , 1996       14,430,187

                      TEXAS MERIDIAN RESOURCES CORPORATION
                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX
                                                                          Page
                                                                         Number
                                                                         ------
PART I  -  FINANCIAL INFORMATION

    Item 1.    Financial Statements

               Consolidated Balance Sheets as of December 31, 1995
                  and June 30, 1996 (unaudited)                               3

               Consolidated Statements of Operations (unaudited) for the
                  Three Months and Six Months Ended June 30, 1995 and 1996    5

               Consolidated Statements of Changes in Stockholders'
                  Equity (unaudited) for the Six Months Ended
                  June 30, 1995 and 1996                                      6

               Consolidated Statements of Cash Flows (unaudited) for the
                  Six Months Ended June 30, 1995 and 1996                     7

               Notes to Consolidated Financial Statements (unaudited)         8

    Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                         9

PART II  -  OTHER INFORMATION

    Item 4.    Submission of Matters to a Vote of Security Holders           14

    Item 6.    Exhibits and Reports on Form 8-K                              14


SIGNATURES                                                                   15

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

              TEXAS MERIDIAN RESOURCES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                      DECEMBER 31,    JUNE 30,
                                                          1995          1996
                                                        --------      --------
                                                                     (unaudited)
                                                            (in thousands)
                                     ASSETS
CURRENT ASSETS:

    Cash and cash equivalents ......................     $ 35,658      $ 29,848
    Accounts receivable (less allowance for
        doubtful receivables of $121,000
        in 1995 and 1996) ..........................        2,155         4,049
    Due from affiliates ............................        1,171         2,055
    Prepaid expenses and other .....................          141           218
                                                         --------      --------
           Total current assets ....................       39,125        36,170
                                                         --------      --------
PROPERTY AND EQUIPMENT:

    Oil and natural gas properties, full cost
         method (including $16,950,000 [1995]
         and $17,190,000 [1996] not subject
         to depletion, depreciation and
         amortization) .............................       54,649        68,414
    Land ...........................................          887           887
    Equipment ......................................        1,521         2,270
                                                         --------      --------
                                                           57,057        71,571
    Less accumulated depletion,
        depreciation and amortization ..............       (9,833)      (13,726)
                                                         --------      --------
                                                           47,224        57,845
                                                         --------      --------
OTHER ASSETS, NET ..................................          377           478
                                                         --------      --------
                                                         $ 86,726      $ 94,493
                                                         ========      ========

                 See notes to consolidated financial statements.

              TEXAS MERIDIAN RESOURCES CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (continued)

                                                        DECEMBER 31,    JUNE 30,
                                                           1995           1996
                                                         --------       -------
                                                                     (unaudited)
                                                              (in thousands)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:

    Accounts payable .............................       $  6,348        $10,619
    Revenues and royalties payable ...............          3,366          5,819
    Accrued liabilities ..........................          5,473          2,506
                                                         --------        -------
           Total current liabilities .............         15,187         18,944
                                                         --------        -------
DEFERRED INCOME TAXES ............................           --            1,104
                                                         --------        -------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

    Preferred stock, $1.00 par value
        (25,000,000 shares authorized,
        none issued and outstanding) .............           --             --
    Common stock, $0.01 par value
        (100,000,000 shares authorized,
        14,430,176 [1995] and 14,430,184
        [1996] issued and outstanding) ...........            144            144
    Additional paid-in capital ...................         74,141         74,141
    Accumulated earnings (deficit) ...............         (2,746)           160
                                                         --------        -------
                                                           71,539         74,445
                                                         --------        -------
                                                         $ 86,726        $94,493
                                                         ========        =======

                 See notes to consolidated financial statements.

              TEXAS MERIDIAN RESOURCES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                            THREE MONTHS         SIX MONTHS
                                           ENDED JUNE 30,       ENDED JUNE 30,
                                         -----------------   ------------------
                                          1995      1996      1995       1996
                                         -------   -------   -------   --------
                                               (in thousands, except for
                                                 per share information)

REVENUES:
    Oil and natural gas ..............   $ 2,754   $ 5,270   $ 4,621   $  9,896
    Interest and other ...............        17       358        67        811
                                         -------   -------   -------   --------
                                           2,771     5,628     4,688     10,707
                                         -------   -------   -------   --------
COSTS AND EXPENSES:
    Oil and natural gas operating ....       223       217       293        416
    Severance and ad valorem taxes ...       218       232       358        542
    Depletion, depreciation
        and amortization .............     1,173     1,918     1,996      3,935
    General and administrative .......       896       899     1,678      1,822
    Interest .........................        19         7        20          8
                                         -------   -------   -------   --------
                                           2,529     3,273     4,345      6,723
                                         -------   -------   -------   --------
INCOME BEFORE
    INCOME TAXES .....................       242     2,355       343      3,984
                                         -------   -------   -------   --------
INCOME TAX EXPENSE:
    Current ..........................        11      --          20        (26)
    Deferred .........................      --         824      --        1,104
                                         -------   -------   -------   --------
                                              11       824        20      1,078
                                         -------   -------   -------   --------
NET INCOME ...........................   $   231   $ 1,531   $   323   $  2,906
                                         =======   =======   =======   ========
Net income per common
    and common equivalent share ......   $  0.02   $  0.10   $  0.03   $   0.19
                                         =======   =======   =======   ========
Weighted average number of common
    and common equivalent shares .....    11,718    15,513    11,666     15,571
                                         =======   =======   =======   ========

                 See notes to consolidated financial statements.

              TEXAS MERIDIAN RESOURCES CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (unaudited)
                                 (in thousands)

                                                                                                           Accumu-
                                                                Common Stock             Additional         lated
                                                         --------------------------       Paid-in          Earnings
                                                         No. of Shares    Par Value        Capital         (Deficit)          Total
                                                         -------------    ---------      ----------        ---------         -------
FOR THE SIX MONTHS ENDED
    JUNE 30, 1995:

Balance, January 1, 1995 .........................          10,593          $106          $37,151          $(4,899)          $32,358

    Exercise of stock options ....................              41           --               147             --                 147

    Net income ...................................            --             --              --                323               323
                                                            ------          ----          -------          -------           -------
Balance, June 30, 1995 ...........................          10,634          $106          $37,298          $(4,576)          $32,828
                                                            ======          ====          =======          =======           =======

FOR THE SIX MONTHS ENDED
    JUNE 30, 1996:

Balance, January 1, 1996 .........................          14,430          $144          $74,141          $(2,746)          $71,539

    Net income ...................................            --             --              --              2,906             2,906
                                                            ------          ----          -------          -------           -------
Balance, June 30, 1996 ...........................          14,430          $144          $74,141          $   160           $74,445
                                                            ======          ====          =======          =======           =======

                 See notes to consolidated financial statements.

              TEXAS MERIDIAN RESOURCES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                                            SIX MONTHS ENDED
                                                                JUNE 30,
                                                          ---------------------
                                                            1995         1996
                                                          --------     --------
                                                              (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income .......................................    $    323     $  2,906
    Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
        Depletion, depreciation and amortization .....       1,983        3,893
        Amortization of other assets .................          13           42
        Deferred income taxes ........................        --          1,104
    Changes in assets and liabilities:
        (Increase) in accounts receivable ............        (729)      (1,894)
        (Increase) in due from affiliates ............        (212)        (884)
        (Increase) in prepaid expenses and
          other current assets .......................        (312)         (77)
        Increase in accounts payable .................       1,508        4,271
        Increase in revenues and royalties payable ...         945        2,453
        Increase in accrued liabilities ..............         349          246
                                                          --------     --------
    Net cash provided by operating activities ........       3,868       12,060
                                                          --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Property and equipment additions, net ........     (10,347)     (17,727)
        Other ........................................        (163)        (134)
                                                          --------     --------
    Net cash used in investing activities ............     (10,510)     (17,861)
                                                          --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from issuance of long-term
          borrowings .................................       2,800         --
        Deferred loan costs ..........................        --             (9)
        Exercise of stock options ....................         147         --
                                                          --------     --------
    Net cash provided by (used in)
      financing activities ...........................       2,947           (9)
                                                          --------     --------
NET CHANGE IN CASH AND CASH EQUIVALENTS ..............      (3,695)      (5,810)

CASH AND CASH EQUIVALENTS
    AT BEGINNING OF PERIOD ...........................       4,111       35,658
                                                          --------     --------
CASH AND CASH EQUIVALENTS
    AT END OF PERIOD .................................    $    416     $ 29,848
                                                          ========     ========
SUPPLEMENTAL DISCLOSURE
    OF CASH FLOW INFORMATION:
    Interest paid ....................................    $      4     $   --
                                                          ========     ========
    Income taxes paid ................................    $     36     $   --
                                                          ========     ========

                 See notes to consolidated financial statements.

              TEXAS MERIDIAN RESOURCES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.      BASIS OF PRESENTATION

        These consolidated financial statements reflect the accounts of Texas Meridian Resources Corporation ("TMRC") and its subsidiaries after elimination of all significant intercompany transactions and balances. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in TMRC's Annual Report on Form 10-K for the year ended December 31, 1995, as filed with the Securities and Exchange Commission ("SEC").

        The financial statements included herein as of June 30, 1996, and for the three and six month periods ended June 30, 1995 and 1996 are unaudited, and, in the opinion of management, the information furnished reflects all material adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented. Certain items in the prior year statements have been reclassified to conform with the current year presentation.

2.      EARNINGS PER SHARE

        Earnings per share are calculated by dividing net income by the weighted average common shares and (in periods in which they have a dilutive effect) common share equivalents outstanding during the period. Shares of common stock issuable under stock options and warrants are treated as common share equivalents when dilutive.

        For 1995 and 1996 there is no difference between primary and fully diluted earnings per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The following is a discussion of the Company's financial operations for the three and six month periods ended June 30, 1996 and 1995. The notes to the Company's consolidated financial statements included in this report, as well as the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (and the notes attached thereto), should be read in conjunction with this discussion.

OVERVIEW

        Results for the second quarter of 1996 reflected a continuing increase in production by the Company of oil and natural gas over 1995. Natural gas production was up 35% for the first six months of 1996 compared to the first six months of 1995 and crude oil production was up over 119% for the first six months of 1996 compared to the first six months of 1995. These increases in production reflected the continuing increase in exploration and development activities by the Company and the addition of new producing wells during the later part of 1995 and the first six months of 1996. The Company expects third quarter production to continue to increase as its recently announced TMRX No. 7-X well is placed on production.

        In July 1995, the Company completed a public offering of 3,795,000 shares of common stock and raised approximately $36.9 million net of offering expenses. The net proceeds from this offering are being used to help fund an expansion of the Company's exploration and development program. The Company has currently developed various 3-D seismic shoots and has two in the evaluation phase and three in the acquisition phase. Further, the Company anticipates starting at least one more shoot by year end.

        The Company recently announced that it had entered into a letter of intent with the Louisiana Land and Exploration Company ("LL&E") to form a joint venture alliance to pursue exploration prospects in the coastal transition zones of south Louisiana. Under the proposed alliance, which is subject to the execution of a definitive agreement, the Company and LL&E have designated an approximate 1,500 square mile area of mutual interest in which they will jointly pursue prospectus utilizing 3-D seismic data and computer assisted technology. The alliance contemplates a joint drilling program following the acquisition of seismic data, geological options and leases in the exploration area. The Company currently expects the acquisition of 200 square miles of seismic data prior to year end and the commencement of drilling the first prospects under this alliance in the first or second quarter of 1997.

        Although there can be no assurance as to the results of the Company's current drilling program, the increase in the Company's exploration activities is expected to result in increased revenue and income for the remainder of 1996 and into 1997. Future results, however, will be subject to the level of success in the program and prevailing prices of crude oil and natural gas.

LIQUIDITY AND CAPITAL RESOURCES

        During the first six months of 1996, the Company's liquidity needs were met from oil and natural gas production sales and from cash reserves. As of June 30, 1996, the Company had a cash balance of $29.8 million and working capital of $17.2 million.

        Capital expenditures for the first half of 1996 consisted of $21.6 million for property and equipment additions related to exploration and development of various prospects, including lease, seismic data acquisitions, drilling and completion costs. An insurance claim of $3.9 million has been offset against the year's first half capital expenditures resulting in $17.7 million additions which is reflected on this period's cash flow statement. The Company has budgeted approximately $40 million in capital expenditures during 1996 for the further development and drilling of its south Louisiana and southeast Texas prospects. Future cash requirements will be provided from existing cash, cash flow from current properties and newly-drilled properties developed on the Company's exploration prospects and borrowings under the Company's credit facility with Chemical Bank. Cash requirements beyond 1996 will be dependent upon the success of the Company's current drilling program, the scope of the activities to be taken by the Company under the proposed joint venture with LL&E and the nature and extent of capital expenditures that might be required for exploration and development activities at that time.

        In management's opinion, the Company has sufficient capital resources available to it to fund its development and drilling plans and other obligations and liquidity.

        It is the policy of the Company to retain its existing cash for reinvestment in the businesses of the Company and not to pay dividends with respect to its common stock in the foreseeable future.

RESULTS OF OPERATIONS

                  THREE MONTHS ENDED JUNE 30, 1996, AS COMPARED
                     TO THE THREE MONTHS ENDED JUNE 30, 1995

OPERATING REVENUES. Second quarter 1996 oil and natural gas revenues increased $2.5 million as compared to the second quarter 1995 revenues due to a significant increase in oil production and a strong rise in average natural gas prices.

        Oil and natural gas production rose by 126% and 11%, respectively, due in large part to the successful completion of several wells in south Louisiana and southeast Texas. Oil and natural gas prices rose by 15% and 47%, respectively, over the same time period due to, among other things, a harsh winter and a warm summer in the eastern United States coupled with low gas storage levels.

        The following table summarizes operating revenues, production volumes and average sales prices for the Company for the three months ended June 30, 1995 and 1996.

                               THREE MONTHS ENDED                    1996
                                    JUNE 30,              1996     PERCENTAGE
                               -------------------      INCREASE    INCREASE
                                1995         1996      (DECREASE)  (DECREASE)
                               ------       ------       ------       ---
Volume:
    Oil (Mbbl) .............       42           95           53       126%
    Natural Gas (Mmcf) .....    1,124        1,252          128        11%

Average Price Per Unit:
    Oil (Bbl) ..............   $18.66       $21.50       $ 2.84        15%
    Natural Gas (Mcf) ......   $ 1.75       $ 2.57       $  .82        47%

Gross Revenues (000's):
    Oil ....................   $  787       $2,050       $1,263       160%
    Natural Gas ............    1,967        3,220        1,253        64%
                               ------       ------       ------       ---
        Total ..............   $2,754       $5,270       $2,516        91%
                               ======       ======       ======       ===

OPERATING EXPENSES. Oil and natural gas operating expenses of $0.2 million for the three months ended June 30, 1996 remained flat to the same time period of 1995. Expenses were maintained at this level not withstanding more wells being on stream during second quarter of 1996 compared to the same time period during 1995.

SEVERANCE AND AD VALOREM TAXES. Severance and ad valorem taxes of $0.2 million had a negligible increase for the current quarter when compared to the same quarter during 1995. Severance taxes on the whole have increased with the rise of oil and natural gas revenues. The Company, however, received a severance tax refund of $0.1 million from the state of Louisiana representing a severance tax abatement due to the Pacific Enterprises No. 2 well which was drilled to a depth of more than 15,000 feet. This abatement will remain in effect until the well has paid out as defined by the state of Louisiana.

INTEREST AND OTHER INCOME. Interest and other income during the second quarter 1996 increased $0.3 million from the second three months during 1995. This increase was the result of a significant increase in the average cash balances following the Company's July 1995 public offering of common stock.

DEPLETION, DEPRECIATION AND AMORTIZATION. Depletion, depreciation and amortization expense ("DD&A") increased during the quarter ended June 30, 1996, to $1.9 million from $1.2 million for the comparable period of 1995. DD&A increased primarily as a result of increased total production. The Company uses the unit of production method of amortization of its oil and natural gas properties.

GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense remained flat for the second quarter of 1996 as compared to the second quarter of 1995, but declined as a percentage of revenues.

INCOME TAX EXPENSE. As a result of the Company's income position, a provision for deferred income taxes of $0.8 million was recorded in the second quarter of 1996 for financial reporting purposes.

                   SIX MONTHS ENDED JUNE 30, 1996 AS COMPARED
                      TO THE SIX MONTHS ENDED JUNE 30, 1995

OPERATING REVENUES. Oil and natural gas revenues for the six months ended June 30, 1996, increased $5,275,000, or 114%, compared to the six months ended June 30, 1995. This increase was attributable to increases in both production and prices of oil and natural gas.

        The following table summarizes operating revenues, production volumes and average sales prices for the Company for the six months ended June 30, 1995 and 1996.


                                  SIX MONTHS ENDED                      1996
                                       JUNE 30,             1996     PERCENTAGE
                                 -------------------      INCREASE    INCREASE
                                  1995         1996      (DECREASE)  (DECREASE)
                                 ------       ------       ------       ---
Volume:
    Oil (Mbbl) ............          83          182           99       119%
    Natural Gas (Mmcf) ....       1,850        2,498          648        35%

Average Price Per Unit:
    Oil (Bbl) .............      $18.21       $20.48       $ 2.27        13%
    Natural Gas (Mcf) .....      $ 1.68       $ 2.47       $ 0.79        47%

Gross Revenues (000's):
    Oil ...................      $1,511       $3,727       $2,216       147%
    Natural Gas ...........       3,110        6,169        3,059        98%
                                 ------       ------       ------       ---
        Total .............      $4,621       $9,896       $5,275       114%
                                 ======       ======       ======       ===

OPERATING EXPENSES. Oil and natural gas operating expenses increased $0.1 million to $0.4 million for the six months ended June 30, 1996, compared to $0.3 million for the six months ended June 30, 1995. This increase was primarily due to added operating expenses related to the additional wells brought on production during the last twelve months. Because of the nature of production from these newer wells (water drive versus depletion), lease operating expenses related to the disposal of water from primarily the Pacific Enterprises No. 1 and No. 2 wells were higher than wells operated in the Chocolate Bayou field.

SEVERANCE AND AD VALOREM TAXES. Severance and ad valorem taxes increased $0.2 million for the first half of 1996 as compared to the same time period of 1995. This increase is the direct result of the increase in oil and natural gas revenues and was partially offset by a $0.1 million Louisiana severance tax reduction incentive for drilling wells below 15,000 feet.

INTEREST AND OTHER INCOME. Interest and other income during the first six months of 1996 increased $0.7 million compared to the first six months of 1995. This increase was the result of a significant increase in the average cash balances following the Company's July 1995 public offering of common stock.

DEPLETION, DEPRECIATION AND AMORTIZATION. Depletion, depreciation and amortization expense ("DD&A") increased during the six months ended June 30, 1996 to $3.9 million from $2.0 million for the comparable period of 1995. DD&A increased primarily as a result of increased total production. The Company uses the unit of production method of amortization of its oil and natural gas properties.

GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense increased $0.1 million to $1.8 million for the first half of 1996 when compared to $1.7 million for the first half of 1995. The increase is due primarily to an increase in travel expenses associated with the larger amount of time required to be spent in the state of Louisiana.

INCOME TAX EXPENSE. As a result of the Company's income position, a provision for deferred income taxes of $1.1 million was recorded in the first six months of 1996 for financial reporting purposes.

OTHER

        From time to time, the Company may make certain statements that contain "forwardlooking" information (as defined in the Private Securities Litigation Reform Act of 1995) and that involve risk and uncertainty. These forward-looking statements may include, but are not limited to, exploration and seismic acquisition plans, anticipated results from current and future exploration prospects, the anticipated results of wells based on logging data and production tests, future sales of production, earnings, margins, production levels and costs, market trends in the oil and gas industry and the exploration and development sector thereof, environmental and other expenditures and various business trends. Forward-looking statements may be made by management orally or in writing including, but not limited to, the Management's Discussion and Analysis and Financial Condition Results of Operation section and other sections of the Company's filings with the Securities and Exchange Commission under the Securities Act of 1933 and the Securities Exchange Act of 1934.

        Actual results and trends in the future may differ materially depending on a variety of factors including, but not limited to, the success of the Company's exploration and development program, changes in the price of oil and natural gas, world-wide political stability and economic growth, the Company's successful execution of internal exploration, development and operating plans, environmental regulation and costs, regulatory uncertainties and legal proceedings.

                           PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        At the Annual Meeting of Shareholders of the Company held on June 20, 1996, the Company's shareholders voted in favor of (i) the election of two Class III Directors to the Company's Board of Directors, and (ii) the ratification of the appointment of Ernst & Young LLP as the Company's independent auditors for 1996. The number of shares voted for and withheld with respect to the election of the directors and the number of shares voted for and against and the number of abstentions for the ratification of the appointment of the Company's auditors were as follows:

                                                      Withheld/
       Nominees:                        For            Against        Abstain
       ---------                    ----------         -------        -------
Joseph A. Reeves, Jr .........      11,560,618         124,438           --
Michael J. Mayell ............      11,560,618         124,438           --

Appointment of Auditors ......      11,636,986          35,463         12,607

        There were no broker non-votes for the matters considered at the Annual Meeting.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)     Exhibits.

        None.

(b)     Reports on Form 8-K.

        The Registrant filed no reports on Form 8-K during the quarter covered by this report.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

              TEXAS MERIDIAN RESOURCES CORPORATION AND SUBSIDIARIES
                                  (Registrant)

Date: July 24, 1996                      By: /s/ LLOYD V. DELANO
                                                 Lloyd V. DeLano
                                         Vice President - Director of Accounting
                                        (Chief Financial and Accounting Officer)