Form 10-Q
period 1996-09-30
TEXAS MERIDIAN RESOURCES CORPORATION
filed 1996-11-13
CIK 869369

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended:  SEPTEMBER 30, 1996

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

        Registrant's telephone number, including area code: 281-558-8080

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]   No [ ]

Number of shares of Common Stock outstanding at November 11, 1996     14,452,396

                      TEXAS MERIDIAN RESOURCES CORPORATION
                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

                                                                        PAGE
                                                                       NUMBER
                                                                       ------

PART I  -  FINANCIAL INFORMATION

    Item 1.    Financial Statements

               Consolidated Statements of Operations (unaudited)
                  for the Three Months and Nine Months Ended
                  September 30, 1995 and 1996 ..........................    3

               Consolidated Balance Sheets as of December 31, 1995
                  and September 30, 1996 (unaudited) ...................    4

               Consolidated Statements of Cash Flows (unaudited) for the
                  Nine Months Ended September 30, 1995 and 1996 ........    6

               Consolidated Statements of Changes in Stockholders'
                  Equity (unaudited) for the Nine Months Ended
                  September 30, 1995 and 1996 ..........................    7

               Notes to Consolidated Financial Statements (unaudited) ..    8

    Item 2     Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ..................   10

PART II -  OTHER INFORMATION

    Item 6     Exhibits and Reports on Form 8-K ........................   16

SIGNATURES .............................................................   17

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

              TEXAS MERIDIAN RESOURCES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                        THREE MONTHS           NINE MONTHS
                                     ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                                     -----------------      -------------------
                                       1996      1995         1996       1995
                                     -------   -------      --------    -------
                                    (in thousands, except per share information)
REVENUES:
    Oil and natural gas ..........   $ 6,583   $ 2,615      $ 16,479    $ 7,236
    Interest and other ...........       273       478         1,084        545
                                     -------   -------      --------    -------
                                       6,856     3,093        17,563      7,781
                                     -------   -------      --------    -------
COSTS AND EXPENSES:
    Oil and natural gas operating        203       161           619        454
    Severance and ad valorem taxes       500       216         1,042        574
    Depletion, depreciation
        and amortization .........     2,473     1,291         6,408      3,287
    General and administrative ...       947       774         2,769      2,452
    Interest .....................         8        23            16         43
                                     -------   -------      --------    -------
                                       4,131     2,465        10,854      6,810
                                     -------   -------      --------    -------
INCOME BEFORE
    INCOME TAXES .................     2,725       628         6,709        971
                                     -------   -------      --------    -------
INCOME TAX EXPENSE:
    Current ......................      --           6           (26)        26
    Deferred .....................       954      --           2,058       --
                                     -------   -------      --------    -------
                                         954         6         2,032         26
                                     -------   -------      --------    -------

NET INCOME .......................   $ 1,771   $   622      $  4,677    $   945
                                     =======   =======      ========    =======
Net income per common
    and common equivalent share ..   $  0.11   $  0.04      $   0.30    $  0.07
                                     =======   =======      ========    =======
Weighted average number of common
    and common equivalent shares .    15,727    15,336        15,622     12,902
                                     =======   =======      ========    =======

                 See notes to consolidated financial statements.

              TEXAS MERIDIAN RESOURCES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                     SEPTEMBER 30,  DECEMBER 31,
                                                         1996          1995
                                                     -------------  ------------
                                                           (in thousands)
                                     ASSETS
CURRENT ASSETS:

    Cash and cash equivalents ......................   $ 15,871      $ 35,658
    Accounts receivable (less allowance for
        doubtful receivables of $121,000 in
        1996 and 1995) .............................      7,255         2,155
    Due from affiliates ............................      2,087         1,171
    Prepaid expenses and other .....................        223           141
                                                       --------      --------
           Total current assets ....................     25,436        39,125
                                                       --------      --------
PROPERTY AND EQUIPMENT:

    Oil and natural gas properties, full cost
        method (including $16,593,000 [1996] and
        $16,950,000 [1995] not subject to depletion,
        depreciation and amortization) .............     76,839        54,649
    Land ...........................................        553           887
    Equipment ......................................      2,741         1,521
                                                       --------      --------
                                                         80,133        57,057
    Less accumulated depletion,
        depreciation and amortization ..............    (16,167)       (9,833)
                                                       --------      --------
                                                         63,966        47,224
                                                       --------      --------
OTHER ASSETS, NET ..................................        447           377
                                                       --------      --------
                                                       $ 89,849      $ 86,726
                                                       ========      ========

                 See notes to consolidated financial statements.

              TEXAS MERIDIAN RESOURCES CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (continued)
                                   (unaudited)

                                                   SEPTEMBER 30,  DECEMBER 31,
                                                       1996          1995
                                                   -------------  ------------
                                                         (in thousands)
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:

    Accounts payable ...............................  $  2,344      $  6,348
    Revenues and royalties payable .................     5,390         3,366
    Accrued liabilities ............................     3,417         5,473
                                                      --------      --------
           Total current liabilities ...............    11,151        15,187
                                                      --------      --------
DEFERRED INCOME TAXES ..............................     2,058          --
                                                      --------      --------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

    Preferred stock, $1.00 par value
        (25,000,000 shares authorized,
        none issued and outstanding) ...............      --            --
    Common Stock, $0.01 par value
        (100,000,000 share authorized,
        14,452,395 [1996] and 14,430,176 [1995]
        issued and outstanding) ....................       145           144
    Additional paid-in capital .....................    74,727        74,141
    Accumulated earnings (deficit) .................     1,931        (2,746)
    Unamortized deferred compensation ..............      (163)         --
                                                      --------      --------
           Total stockholders' equity ..............    76,640        71,539
                                                      --------      --------
                                                      $ 89,849      $ 86,726
                                                      ========      ========

                 See notes to consolidated financial statements.

              TEXAS MERIDIAN RESOURCES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                     ----------------------
                                                       1996          1995
                                                     --------      --------
                                                        (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income ..................................... $  4,677      $    945
    Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
        Depletion, depreciation and amortization ...    6,335         3,253
        Amortization of other assets ...............       73            34
        Deferred income taxes ......................    2,058          --
        Non-cash compensation ......................      297          --
    Changes in assets and liabilities:
        Increase in accounts receivable ............   (5,100)         (681)
        Increase in due from affiliates ............     (916)         (374)
        Increase in prepaid expenses and other
          current assets ...........................      (82)          (79)
        Increase (decrease) in accounts payable ....   (4,004)        3,231
        Increase in revenues and royalties payable .    2,024         1,373
        Increase in accrued liabilities ............      500           714
                                                     --------      --------
    Net cash provided by operating activities ......    5,862         8,416
                                                     --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Property and equipment additions, net ......  (25,632)      (14,853)
        Other ......................................     (135)            6
                                                     --------      --------
    Net cash used in investing activities ..........  (25,767)      (14,847)
                                                     --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from issuance of long-term
          borrowings ...............................     --           2,800
        Reductions in long-term debt ...............     --          (2,800)
        Deferred loan costs ........................       (9)         (192)
        Common Stock offering, net of
          issuance costs ...........................     --          36,876
        Exercise of stock options ..................      127           152
                                                     --------      --------
    Net cash provided by financing
      activities ...................................      118        36,836
                                                     --------      --------
NET CHANGE IN CASH AND CASH EQUIVALENTS ............  (19,787)       30,405
CASH AND CASH EQUIVALENTS
    AT BEGINNING OF PERIOD .........................   35,658         4,111
                                                     --------      --------
CASH AND CASH EQUIVALENTS
    AT END OF PERIOD ............................... $ 15,871      $ 34,516
                                                     ========      ========
SUPPLEMENTAL DISCLOSURE
    OF CASH FLOW INFORMATION:
    Interest paid .................................. $   --        $     39
                                                     ========      ========
    Income taxes paid .............................. $   --        $     37
                                                     ========      ========

                 See notes to consolidated financial statements.

              TEXAS MERIDIAN RESOURCES CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (unaudited)
                                 (in thousands)

                                                                                            ACCUMU-
                                                     COMMON STOCK           ADDITIONAL       LATED        UNAMORTIZED
                                                 NO. OF         PAR          PAID-IN        EARNINGS        DEFERRED
                                                 SHARES        VALUE         CAPITAL        (DEFICIT)     COMPENSATION        TOTAL
                                                 ------         ----         -------         -------      ------------       -------
FOR THE NINE MONTHS ENDED
    SEPTEMBER 30, 1996:

Balance, January 1, 1996 ...............         14,430         $144         $74,141         $(2,746)         $--            $71,539

    Exercise of stock options ..........             16          --              127            --             --                127

    Company's 401(k) Plan
        contribution ...................              6          --               80            --             --                 80

    Issuance of rights to
        Common Stock ...................           --              1             379            --             (380)            --

    Compensation expense ...............           --            --             --              --              217              217

    Net income .........................           --            --             --             4,677           --              4,677
                                                 ------         ----         -------         -------          -----          -------
Balance, September 30, 1996 ............         14,452         $145         $74,727         $ 1,931          $(163)          76,640
                                                 ======         ====         =======         =======          =====          =======

FOR THE NINE MONTHS ENDED
    SEPTEMBER 30, 1995:

Balance, January 1, 1995 ...............         10,593         $106         $37,151         $(4,899)         $--            $32,358

    Common Stock offering,
        net of issuance costs ..........          3,795           38          36,838            --             --             36,876

    Exercise of stock options ..........             42          --              152            --             --                152

    Net income .........................           --            --             --               945           --                945
                                                 ------         ----         -------         -------          -----          -------
Balance, September 30, 1995 ............         14,430         $144         $74,141         $(3,954)          --            $70,331
                                                 ======         ====         =======         =======          -----          =======

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

        The financial statements included herein as of September 30, 1996, and for the three and nine month periods ended September 30, 1995 and 1996 are unaudited, and, in the opinion of management, the information furnished reflects all material adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented. Certain items in the prior year statements have been reclassified to conform with the current year presentation.

2.      STOCKHOLDERS' EQUITY

        STOCK OPTIONS

        Options to purchase the Company's Common Stock have been granted to officers, employees, nonemployee directors and certain key individuals, under various stock option plans. Options generally become exercisable in 25% cumulative annual increments, beginning with the date of grant, and expire at the end of ten years. At September 30, 1996, 530,811 shares were available for grant under the plans. A summary of option transactions during the first nine months of 1996 are as follows:

                                                       NUMBER
                                                         OF         OPTION PRICE
                                                       SHARES         PER SHARE
                                                      -------        -----------
Outstanding at December 31, 1995 .............        741,750        $1.13-13.13
   Granted ...................................        189,750        9.00-12.25
   Exercised .................................        (16,250)       5.38-10.38
   Canceled ..................................        (29,250)       5.38-11.00
                                                    -----------
Outstanding at September 30, 1996 ............        886,000        1.13-13.13
                                                    ===========
Shares exercisable at September 30, 1996 .....        515,559        1.13-13.13
                                                    -----------

         The weighted average exercise price of options outstanding at September 30, 1996 was $7.41.

        DEFERRED COMPENSATION

        In July 1996, the Company through the Compensation Committee of the Board of Directors granted to Messrs. Reeves and Mayell (the Company's Chief Executive Officer and President, respectively) rights to the Company's Common Stock in lieu of cash compensation pursuant to the Company's Long-Term Incentive Plan. Under such grants, Messrs. Reeves and Mayell each elected to defer $180,000 and $400,000 of their compensation for 1996 and 1997, respectively. The Company also granted to each officer a 100% matching deferral, which is subject to a one-year vesting. Under the terms of the grants, the employee and matching deferrals are allocated to a Common Stock account in which units are credited to the accounts of the officer based on the number of shares that could be purchased at the market price of the Common Stock at June 28, 1996, for the deferrals of 1996 and at December 31, 1996, for the deferrals of 1997. At September 30, 1996, 33,333 rights have been granted and under this plan 250,000 shares of Common Stock have been reserved for future issuance. No actual shares of Common Stock are issued and the officer has no rights with respect to any shares unless and until there is a distribution. Distributions are to be made upon the death, retirement or termination of employment of the officer.

        The obligations of the Company with respect to the deferrals are unsecured obligations of the Company. The shares of Common Stock that may be issuable upon distribution of deferrals have been treated as a Common Stock equivalent in the financial statements of the Company. The compensation expense relating to these grants is reflected as a general and administrative expense.

3.      EARNINGS PER SHARE

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The following is a discussion of the Company's financial operations for the three and nine month periods ended September 30, 1996 and 1995. The notes to the Company's consolidated financial statements included in this report, as well as the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (and the notes attached thereto), should be read in conjunction with this discussion.

OVERVIEW

        The Company recognized record earnings and operating cash flow during the three and nine month periods ended September 30, 1996. These results reflect significant production gains resulting from the Company's successful exploration and development activities in recent periods and an increase in the Company's capital expenditures for exploration and development in 1996. The Company has also benefitted during 1996 through increases in oil and natural gas prices as well as reduced operating expenses, depletion, depreciation and amortization expense, and general and administrative expenses as a percentage of revenues due to the Company's increased levels of production.

        Revenues increased by 126% for the first nine months of 1996 over the same period in 1995. The revenue increase reflects a balance between substantially higher oil and natural gas production and increased oil and natural gas prices. Oil production for the first nine months ended September 30, 1996 was up 150% and natural gas production increased 32% over the respective levels in the prior year. Oil prices increased 18% for the 1996 nine month period to $21.04 per barrel compared to the first nine months of 1995, while gas prices were 49% higher at $2.46 per MCF. The Company expects fourth quarter production to continue to increase with the addition of a full quarter's production from the Henry No. 27-2 well and production from the successful TMRX Ben Todd No. 1 well that was placed on production in October.

        In July 1995, the Company completed a public offering of 3,795,000 shares of Common Stock and raised approximately $36.9 million net of offering expenses. The net proceeds from this offering are being used to help fund an expansion of the Company's exploration and development program. The Company has currently developed various 3-D seismic surveys and has two covering a total of 80 square miles in the evaluation phase and three covering a total of 180 square miles in the acquisition phase. The Company anticipates starting at least one more survey by year end. The Company currently has 2 wells drilling and expects to drill between 15 and 20 exploratory and development wells during 1997.

        The Company has also entered into a definitive agreement with the Louisiana Land and Exploration Company ("LL&E") to form a joint venture alliance to pursue exploration prospects in the coastal transition zones of south Louisiana. Under the alliance, the Company and LL&E have designated an approximate 1,500 square mile area of mutual interest in which they will jointly pursue prospectus utilizing 3-D seismic data and computer assisted technology. The alliance includes a joint drilling program following the acquisition of seismic data, geological options and leases in the exploration area. The Company currently expects the acquisition of 200 square miles of seismic data prior to year end and the commencement of drilling the first prospects under this alliance in the first or second quarter of 1997.

        Although there can be no assurance as to the results of the Company's current drilling program, the increase in the Company's exploration activities is expected to result in increased revenue and income for the remainder of 1996 and into 1997. Future results, however, will be subject to the level of success in the program, performance of existing producing wells and prevailing prices of crude oil and natural gas.

LIQUIDITY AND CAPITAL RESOURCES

        During the first nine months of 1996, the Company's liquidity needs were met from oil and natural gas production sales and from cash reserves. As of September 30, 1996, the Company had a cash balance of $15.9 million and working capital of $14.3 million.

        Capital expenditures for the first three quarters of 1996 consisted of $26.1 million for property and equipment additions related to exploration and development of various prospects, including lease, seismic data acquisitions, drilling and completion costs. An insurance claim of $3.9 million has been offset against the year's first nine months capital expenditures resulting in additions of $25.6 million which are reflected on this period's cash flow statement. The Company has budgeted approximately $8.0 million in capital expenditures for the fourth quarter of 1996 and anticipates capital expenditures in excess of $45.0 million during 1997 for the further development and drilling of its south Louisiana and southeast Texas prospects.

        Future cash requirements are expected to be provided from existing cash, cash flow from current properties and newly-drilled properties developed on the Company's exploration prospects and borrowings under the Company's credit facility with Chase Manhattan Bank. Cash requirements beyond 1996 will be dependent upon the success of the Company's current drilling program, the scope of the activities to be undertaken by the Company under the exploration joint venture with LL&E and capital expenditures required for ongoing exploration and development activities.

        In management's opinion, the Company has sufficient capital resources available to fund its exploration and development drilling plans as well as any other obligations and liquidity requirements.

         It is the policy of the Company to retain its existing cash for reinvestment in the businesses of the Company and not to pay dividends with respect to its Common Stock. This policy is expected to continue in the foreseeable future.

RESULTS OF OPERATIONS

                 THREE MONTHS ENDED SEPTEMBER 30, 1996, COMPARED
                  TO THE THREE MONTHS ENDED SEPTEMBER 30, 1995

OPERATING REVENUES. Third quarter 1996 oil and natural gas revenues increased $4.0 million compared to third quarter 1995 revenues due to a significant increase in oil production and a strong rise in average natural gas prices.

        Oil and natural gas production rose by 207% and 27%, respectively, due in large part to the successful completion of several wells in south Louisiana and southeast Texas. Oil and natural gas prices rose during the three months ended September 30, 1996, by 27% and 53%, respectively, over the third quarter in 1995 due to, among other things, stronger demand associated with economic growth and weather conditions coupled with low fuel oil inventories and natural gas storage levels.

        The following table summarizes operating revenues, production volumes and average sales prices for the Company for the three months ended September 30, 1995 and 1996.

                                                                      1996
                              THREE MONTHS ENDED          1996     PERCENTAGE
                                 SEPTEMBER 30,          INCREASE    INCREASE
                              1996          1995       (DECREASE)  (DECREASE)
                             ------        ------      ----------  ----------
Volume:
    Oil (Mbbl) ...........      138            45            93        207%
    Natural Gas (Mmcf) ...    1,469         1,158           311         27%

Average Price Per Unit:
    Oil (Bbl) ............   $21.78        $17.16        $ 4.62         27%
    Natural Gas (Mcf) ....   $ 2.44        $ 1.59        $  .85         53%

Gross Revenues (000's):
    Oil ..................   $3,006        $  772        $2,234        289%
    Natural Gas ..........    3,577         1,843         1,734         94%
                             ------        ------        ------        ---
        Total ............   $6,583        $2,615        $3,968        152%
                             ======        ======        ======        ===

OPERATING EXPENSES. Oil and natural gas operating expenses of $0.2 million for the three months ended September 30, 1996 remained flat to the same period of 1995. Operating expenses were maintained at this level notwithstanding additional wells being on stream during the third quarter of 1996 compared to the same period during 1995. As a percentage of revenues, operating expenses declined from 5.2% to 3.0%.

SEVERANCE AND AD VALOREM TAXES. Third quarter 1996 severance and ad valorem taxes increased by $0.3 million from $0.2 million during the same period in 1995. This increase was caused by higher oil and natural gas revenues and a significant increase of Louisiana oil production, which has a higher severance tax relative to natural gas.

INTEREST AND OTHER INCOME. Interest and other income during the third quarter 1996 decreased $0.2 million from the same quarter of 1995. This decrease was the result of lower cash balances as the Company continues to invest its cash resources in exploration activities.

DEPLETION, DEPRECIATION AND AMORTIZATION. Depletion, depreciation and amortization expense

("DD&A") increased during the quarter ended September 30, 1996, to $2.5 million from $1.3 million for the comparable period of 1995. DD&A increased primarily as a result of increased total production. The Company uses the unit of production method to amortize its oil and natural gas properties. As a percentage of revenues, DD&A decreased from 41.7% to 36.1% in the third quarter of 1996 compared to the third quarter of 1995.

GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense increased $0.1 million during the third quarter of 1996 compared to the third quarter of 1995, but declined as a percentage of revenues. The increase is due primarily to an expansion of the Company's exploration and production activities.

INCOME TAX EXPENSE. As a result of the Company's income position, a provision for deferred income taxes of $1.0 million was recorded in the third quarter of 1996 for financial reporting purposes, while no provision was required in 1995.

                  NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED
                   TO THE NINE MONTHS ENDED SEPTEMBER 30, 1995

   OPERATING REVENUES. Oil and natural gas revenues for the nine months ended September 30, 1996, increased $9.2 million, or 128%, compared to the nine months ended September 30, 1995. This increase was attributable to increases in both production and prices of oil and natural gas.

        The following table summarizes operating revenues, production volumes and average sales prices for the Company for the nine months ended September 30, 1995 and 1996.


                                                                       1996
                              NINE MONTHS ENDED          1996       PERCENTAGE
                                SEPTEMBER 30,          INCREASE      INCREASE
                               1996        1995       (DECREASE)    (DECREASE)
                             -------      ------      ----------    ----------
Volume:
    Oil (Mbbl) ..........        320         128           192        150%
    Natural Gas (Mmcf) ..      3,967       3,008           959         32%

Average Price Per Unit:
    Oil (Bbl) ...........    $ 21.04      $17.84        $ 3.20         18%
    Natural Gas (Mcf) ...    $  2.46      $ 1.65        $ 0.81         49%

Gross Revenues (000's):
    Oil .................    $ 6,733      $2,283        $4,450        195%
    Natural Gas .........      9,746       4,953         4,793         97%
                             -------      ------        ------        ---
        Total ...........    $16,479      $7,236        $9,243        128%
                             =======      ======        ======        ===

OPERATING EXPENSES. Oil and natural gas operating expenses increased $0.2 million to $0.6 million for the nine months ended September 30, 1996, compared to $0.5 million for the nine months ended September 30, 1995. This increase was primarily related to the additional wells brought on production during the last twelve months. As a percentage of revenues, operating expenses declined from 5.8% to 3.5% in the first nine months of 1996 compared to the same period of 1995.

SEVERANCE AND AD VALOREM TAXES. Severance and ad valorem taxes increased $0.5 million for the first three quarters of 1996 compared to the same period of 1995. The increase was a direct result of higher oil and natural gas revenues and a significant increase of Louisiana oil production with its associated higher severance tax burden.

INTEREST AND OTHER INCOME. Interest and other income during the first nine months of 1996 increased $0.5 million compared to the first nine months of 1995. This increase was the result of a significant increase in the average cash balances following the Company's July 1995 public offering of Common Stock.

DEPLETION, DEPRECIATION AND AMORTIZATION. DD&A increased during the nine months ended September 30, 1996 to $6.4 million from $3.3 million for the comparable period of 1995. DD&A increased primarily as a result of increased total production. The Company uses the unit of production method to amortize its oil and natural gas properties. As a percentage of revenues, DD&A decreased from 42.2% to 38.9% in the nine months ended September 30, 1996 compared to the first nine months of 1995.

GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense increased $0.3 million to $2.8 million for the first three quarters of 1996 compared to $2.5 million for the first three quarters of 1995, but declined as a percentage of revenues. The increase is due primarily to an expansion of the Company's exploration and production activities.

INCOME TAX EXPENSE. As a result of the Company's income position, a provision for deferred income taxes of $2.0 million was recorded in the first nine months of 1996 for financial reporting purposes.

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

                           PART II - OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

(a)     Exhibits.

         10.1 Deferred Compensation Agreement dated July 31, 1996, between Texas Meridian Resources Corporation and Joseph A. Reeves, Jr.

         10.2 Deferred Compensation Agreement dated July 31, 1996, between Texas Meridian Resources Corporation and Michael J. Mayell.

         27.1     Financial Data Schedule.

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

              TEXAS MERIDIAN RESOURCES CORPORATION AND SUBSIDIARIES
                                  (Registrant)

Date:   November 12, 1996                    By: /s/ LLOYD V. DELANO
                                                     Lloyd V. DeLano
                                         Vice President - Director of Accounting
                                        (Chief Financial and Accounting Officer)