Form 10-K
period 1996-12-31
TEXAS MERIDIAN RESOURCES CORPORATION
filed 1997-03-05
CIK 869369

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: DECEMBER 31, 1996     Commission file number: 1-10671

                      TEXAS MERIDIAN RESOURCES CORPORATION
             (Exact name of registrant as specified in its charter)

       TEXAS                                             76-0319553
(State of incorporation)                    (I.R.S. Employee identification No.)

     15995 N. BARKERS LANDING, SUITE 300, HOUSTON, TEXAS    77079
               (Address of principal executive offices)   (Zip Code)

        Registrant's telephone number, including area code: 281-558-8080

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

        (Title of each class) (Name of each exchange on which registered) Common Stock, $0.01 par value The American Stock Exchange, Inc.

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        Aggregate market value of shares of common stock
held by non-affiliates of the Registrant at February 25, 1997.      $206,208,630

        Number of shares of common stock outstanding
at February 25, 1997.                                                 14,393,299

                       DOCUMENTS INCORPORATED BY REFERENCE

        The information required by Part III of this Form (Items 10, 11, 12 and
13) is incorporated by reference from the registrant's Proxy Statement to be filed on or before April 30, 1997.

                      TEXAS MERIDIAN RESOURCES CORPORATION
                               INDEX TO FORM 10-K

                                   PART I                                   PAGE
                                                                            ----
Item 1.    Business                                                            3

Item 2.    Properties                                                         11

Item 3.    Legal Proceedings                                                  17

Item 4.    Submission of Matters to a Vote of Security Holders                17

                                     PART II

Item 5.    Market for Registrant's Common Equity and Related
           Shareholder Matters                                                18

Item 6.    Selected Financial Data                                            19

Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                20

Item 8.    Financial Statements and Supplementary Data                        26

Item 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure                                49

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant                 49

Item 11.   Executive Compensation                                             49

Item 12.   Security Ownership of Certain Beneficial Owners
           and Management                                                     49

Item 13.   Certain Relationships and Related Transactions                     49

                                     PART IV

Item 14.   Exhibits, Financial Statements, Schedules and
           Reports on Form 8-K                                                50

           Signatures                                                         53

                                     PART I

ITEM 1.        BUSINESS

GENERAL

        Texas Meridian Resources Corporation, together with its subsidiaries (the "Company" or "TMRC") is an independent oil and natural gas company engaged in the exploration for and development of oil and natural gas properties utilizing 3-D seismic technology. The Company was one of the first independent oil and natural gas companies in the industry to incorporate 3-D seismic technology as an integral component of its exploration strategy and considers itself to be among the leaders in the use of this technology by independent oil and natural gas companies. The use of 3-D seismic technology provides the Company with substantially more accurate and comprehensive geological data for the evaluation of drilling prospects than 2-D seismic and traditional evaluation methods. The Company believes that its expertise with and disciplined application of 3-D seismic technology provides it with a significant competitive advantage in the areas in which it operates.

        The Company's exploration efforts are focused primarily onshore and offshore in the coastal areas of the Louisiana and Texas Gulf Coast. The Company generally seeks to identify exploration prospects with potential reserves of oil or natural gas having a minimum of 50 Bcf of natural gas or more per prospect and capable of producing the equivalent of 10 MMcf of natural gas per day or greater. The Company's drilling prospects are located primarily in known geologically complex trends where there have been discoveries of large oil or natural gas reserves. Most of the Company's prospects require the drilling of deep wells (12,000 to 25,000 feet) in geo-pressured downhole environments where drilling risks are higher, with average drilling costs of greater than $3 million per well. The Company typically retains a working interest of between 50% and 75% in each well. Working interests retained by the Company may vary in certain prospects depending upon participation structure, assessed risk, capital availability and other factors.

        The Company was initially organized in 1985 as a master limited partnership and operated as such until 1990 when it converted into a corporation through a merger with a limited partnership of which the Company was sole limited and general partner. Prior to its conversion, the Company focused its efforts on the acquisition of producing properties in an effort to take advantage of what it believed to be low prices for proved reserves with development potential in relation to the cost of reserves discovered through exploration activities. In 1991, the Company made a strategic decision to shift its emphasis away from the acquisition of producing properties to exploration for large oil and natural gas reserves utilizing 3-D seismic technology. To facilitate its exploration strategy, the Company disposed of all of its producing properties in December 1991 and utilized the proceeds to repay substantially all of its debt and pursue its initial exploration prospects.

        Since the commencement of its technologically-based exploration strategy, the Company has successfully discovered five new fields and has completed 14 of 19 wells drilled utilizing 3-D seismic technology. Total reserves attributable to these discoveries as of December 31, 1996 were 13,324 MBbls of oil and 120.3 Bcf of natural gas, of which a total of 5,308 MBbls of oil and 70.1 Bcf of natural gas is attributable to the Company's interest. The Company's estimated proved reserves as of December 31, 1996, were approximately 4,524 MBbls of oil and 25.4 Bcf of natural gas having an estimated Present Value of Proved Reserves of approximately $146.4 million. On a natural gas equivalent basis, 1996 year end proved reserves of 52.5 BCFE increased 65% over the Company's 31.8 BCFE of proved reserves at December 31, 1995.

RECENT DEVELOPMENTS

LL&E ALLIANCE. In June of 1996, the Company entered into a definitive agreement with the Louisiana Land and Exploration Company ("LL&E") to form an exploration joint venture covering areas of the coastal transition zone of south Louisiana. Under the terms of the agreement, Texas Meridian and LL&E designated an area of mutual interest covering approximately 1,500 square miles in which they are jointly pursuing the evaluation and drilling of new prospects utilizing 3-D seismic technology. The Company and LL&E each own a 50% working interest in joint projects within the area of mutual interest. The acquisition of oil and natural gas leases has already been completed for several projects under this alliance, and 3-D seismic data has been obtained covering approximately 500 square miles, with plans to conduct additional 3-D surveys in the near future.

        Since forming the alliance, the Company and LL&E have already participated in several joint venture projects in south Louisiana outside the area of mutual interest previously established. Those projects include one well that is currently drilling (the Prudeaux Bayou prospect) and three prospect areas where 3-D seismic surveys are under way (Barataria Bay and East Lake Arthur) or planned (Halter Island). Working interests for Texas Meridian and LL&E in projects outside the new area of mutual interest generally vary from 75% to 37.5%.

        While both the Company and LL&E are active in the Louisiana coastal area and have similar and compatible technical approaches to exploration geology and geophysics, there is minimal overlap in the prospects identified by each company. As a consequence, entering into these joint ventures is expected to benefit the Company by enabling it to increase and diversify its exposure to exploratory prospects and to increase on a combined basis the technical staff dedicated to those areas without increasing the overhead expenses of either company.

GECO-PRAKLA ALLIANCE. The use of 3-D seismic data to confirm prospect potential is a cornerstone of the Company's exploration strategy. Through 1996, the Company's increased production and reserve additions have been accomplished with an inventory of less than 300 square miles of 3-D seismic data. In order to maintain or increase its growth in production and reserves, the Company must continually add to its inventory of drillable prospects, which in turn requires a continually increasing inventory of 3-D seismic data. To ensure the availability of sufficient quantities of high quality 3-D seismic data, the Company recently entered into an agreement with GECO-Prakla ("GECO"), a division of Schlumberger Technology Corporation, to acquire access to substantial amounts of new 3-D seismic data as a participant in GECO's Transition 2000 3-D seismic development program for south Louisiana. Under this program, GECO intends to acquire between 1,000 and 2,000 square miles of 3-D seismic data per year through the year 2000, including surveys that will be performed at the Company's request and direction. The Company has approximately 150 prospects in various stages of development within the area expected to ultimately be covered by the Transition 2000 program.

EXPLORATION STRATEGY

        The Company's exploration strategy is focused primarily onshore and offshore in the coastal areas of Louisiana and southeast Texas where large accumulations of oil and natural gas have been found and where the Company believes substantial oil and natural gas reserve additions can be made through exploratory drilling utilizing 3-D seismic technology. The Company also seeks to identify and pursue prospects with multiple potential productive zones to maximize the probability of success. In an effort to mitigate the risk of dry holes, the Company engages in a rigorous and disciplined review of each prospect utilizing the latest in technological advances with respect to prospect analysis and evaluation.

        The Company's process of review of exploration prospects begins with a thorough analysis of the prospect using traditional methods of prospect development and computer technology to analyze all reasonably available 2-D seismic data and other geological and geophysical data with respect to the prospect. If the results of this analysis confirm the prospect potential, the Company seeks to acquire 3-D seismic data over, and leasehold options and interests in, the prospect area. The Company then applies state of the art technology to assimilate and correlate the 2-D and 3-D seismic data on the prospect with all available well log information and other data to create a computer model that is designed to identify the location and size of potential hydrocarbon accumulations in the prospect. If the Company's analysis of the model continues to confirm the potential for hydrocarbon accumulations within the Company's prospect objectives, the Company will then seek to identify the most desirable drilling location to test the prospect and to maximize production when prospect is successful.

        The process of developing, reviewing and analyzing a prospect from the time it is first identified to the time that it is drilled, is generally a 12 to 24 month process and results in a large number of potential prospects being rejected at various levels of the review. Although the cost of designing, acquiring, processing and interpreting 3-D seismic data and acquiring options and leases on prospects that are not ultimately drilled requires greater up front costs per prospect than traditional exploration techniques, the Company believes that the elimination of prospects that are unlikely to be successful and that might otherwise have been drilled at a substantial cost, results in significant savings to the Company and a higher than average success rate for large reserve exploratory wells and thereby lower average finding costs per MCFE. The Company also believes that its use of 3-D seismic technology minimizes development costs by allowing for the better placement of initial and, if necessary, development wells.

        The Company attempts to match its exploration risks with expected results by typically retaining a working interest of between 50% and 75% in each well. The Company further attempts to manage its economic and exploration risks by internally generating its prospects through one of the industry's most experienced exploration staffs among the independent oil and gas companies in the regions in which the Company operates, and by funding its exploration activities with internally generated cash from operations and the proceeds of equity issuances, supplemented by the limited use of debt when appropriate, primarily for the Company's development activities.

3-D SEISMIC TECHNOLOGY

        The application and reliance on 3-D seismic technology is an integral part of the Company's exploration strategy. The Company believes that it has a competitive advantage over many of its competitors through its application of a disciplined approach to the use of 3-D seismic technology and its access to a substantial inventory of 3-D seismic data covering its existing properties and new potential prospects.

        The Company uses 3-D seismic technology as a key exploration and drilling tool and not merely as means of exploiting development opportunities or confirming the potential viability of a prospect without engaging in the detailed process of analyzing and correlating the data with other seismic and well data to identify the most probable areas for hydrocarbon accumulations. The Company believes that its application of the technology enables it to develop a much more accurate definition of the risk profile of an exploratory prospect than was previously available using traditional exploration techniques. As a result, the Company believes its use of the technology increases its success rates and reduces its dry hole costs compared to companies that do not engage in a similar process.

        The Company has also sought to achieve advantages over its competitors by acquiring substantial 3-D seismic data over its prospects prior to drilling and by securing access to new data over its existing and new prospect areas. To assure the availability of 3-D seismic data for its prospects, the Company has entered into several agreements with seismic firms giving the Company rights to purchase large volumes of both 2-D and 3-D seismic data in the area of its exploration focus at attractive prices relative to others in its industry. The Company considers its recent agreement with GECO as an important step toward enhancing the company's position as a technological leader in exploration in its areas of operation. As a participant in GECO's Transition 2000 program, the Company will be entitled to receive data on terms that it believes should provide it with a competitive advantage over companies that buy such data in the open market. In addition to its ability to make volume purchases of non-proprietary data under these agreements, the Company has also accelerated its acquisition of proprietary 3-D seismic data, which, although more expensive, provides the company with a competitive advantage through the exclusive use of the data. The Company estimates that the inventory of both proprietary and non-proprietary data that it owns or has rights to acquire has increased from approximately 300 square miles at year end 1995 to approximately 1,190 square miles at year end 1996.

        3-D technology has been in existence since the mid 1970's. However, it was not until recent years, with the development of high capacity data acquisition equipment and the availability of improved computer technology and processing software at reasonable costs that the method became economically available to companies in addition to major oil companies. Since 1992, the Company has assembled one of the most experienced 3-D seismic based exploration staffs dedicated to the development of prospects in the Louisiana and Texas Gulf Coast area.

        In general, seismic technology is the analysis of sound reflected from geologic features in the subsurface. The sound waves are generated by an energy source at or near the surface and reflected back to recording devices, or receivers, at the surface. In 2-D seismic applications, the energy source and receivers are deployed in a straight line on the surface, and all data collected is assumed to be reflections from strata in the vertical plane of data collection directly beneath that line, yielding no information on strata immediately adjacent to, but outside of, the plane. By comparison, 3-D technology involves the acquisition, processing and interpretation of seismic information in three dimensions. In the 3-D process, multiple seismic lines are deployed parallel to one another, with rows of energy sources, or shot points, laid out perpendicular to the lines of the receivers, forming a grid. As the energy sources are individually fired, the recording devices receive reflected energy from reflection points in hundreds of different planes of data collection, generating millions of individual bits of information that can be correlated and triangulated by modern seismic software to generate an accurate image of subsurface strata.

        The Company attempts to maximize the quality and usefulness of its 3-D seismic data by participating in the original design of the survey whenever practicable. After the survey is designed, the Company conducts tests on such aspects of the design as the amount and type of energy source, shot hole depths and layout, and type and placement of recording devices to optimize data quality. The Company also has a representative on location during the acquisition process and conducts periodic quality control checks as a survey progresses.

        Testing of survey design is made possible in part by the fact that the Company has the ability to process the survey field data using its own staff, a capability that is unusual among independent exploration and production companies. 3-D seismic processing involves extracting data from magnetic tapes recorded in the field and filtering that information with a variety of software programs that present the data in a manner that can be utilized by interpretation software. The Company believes that having the capability to process internally gives it greater control over not only the survey planning but also over the cost and timing of processing the survey data, and gives it greater flexibility in the assumptions used in processing the data.

        Once processing is complete, the Company analyzes the data utilizing state of the art interpretation software and techniques, including amplitude variation with offset ("AVO"), 3-D and 2-D pre-stack depth migration, coherency and inversion techniques. In the areas where the Company is active, the existence of complex geology and variable acoustic velocities of the subsurface strata make interpretation of the seismic data in imaging a subsurface structure a highly subjective process, often requiring the application of combinations of interpretive techniques and multiple iterations to yield the best solution. In addition to seismic data, the Company also utilizes all available subsurface data from wells previously drilled in the surrounding areas to correlate structural position as well as to test the validity of hydrocarbon indicators, where applicable. The Company routinely performs forward modeling techniques to compare the hypothetical seismic response of assumed lithology for a target horizon to the actual response of a lithologically similar interval in a preexisting well within the survey area, if available. Additionally, the Company believes it is one of the few exploration companies to consistently utilize "Fault Seal Analysis" to evaluate the probability of a competent seal for prospects that rely on subsurface faulting for structural closure.

GEOLOGIC AND GEOPHYSICAL EXPERTISE

        The Company currently employs 47 full-time non-union employees. The Company's exploration staff is made up of 27 persons, representing over half the Company's total personnel. This staff includes seven full-time geologists and eight full-time geophysicists, with between 13 and 41 years of experience in generating prospects in the Louisiana and Texas Gulf Coast regions. The Company believes that its exploration group represents one of the most experienced exploration staffs among the independent oil and natural gas companies in the regions in which the Company operates. The Company's geologists and geophysicists generate and review all prospects using computer hardware and software owned or licensed and operated by the Company. This assemblage of geologists and geophysicists significantly reduces the Company's dependence on outside technical consultants and enables the Company to internally generate most of its prospects rather than taking promoted prospects generated by outside geologists.

        In the interest of retaining talented technical personnel, the Company has adopted an incentive compensation system for its senior geologists and geophysicists that ties each individual's compensation to the individual's contribution to the success of the Company's exploration activities by providing compensation based on results of the prospects generated by the geologist or geophysicist.

MARKETING OF PRODUCTION

        The Company's production is marketed to third parties consistent with industry practices. Typically, oil is sold at the wellhead at field posted prices and natural gas is sold under contract at a negotiated price based upon factors normally considered in the industry, such as price regulations, distance from the well to the pipeline, well pressure, estimated reserves, quality of natural gas and prevailing supply and demand conditions.

        Pursuant to a farmout by Phillips of leases covering approximately 2,000 acres in the Chocolate Bayou Field to the Company, Phillips reserved a call on the Company's oil and natural gas production from such field. The gas contract entered into as a result of Phillips exercising its call on production provides for a contract until December 31, 1998, which will be renegotiated at that time. Phillips is currently purchasing 100% of the Company's natural gas production from the Chocolate Bayou Field at a market price equivalent to the monthly Houston Ship Channel price quotes less $0.01/MMBtu. Effective December 31, 1996, the price will increase to 100% of the quoted Houston Ship Channel price and remain until December 31, 1998.

MARKET CONDITIONS

        The Company's revenues, profitability and future rate of growth are substantially dependent upon prevailing prices for natural gas and, to a lesser extent, oil. Oil and natural gas prices have been extremely volatile in recent years and are affected by many factors outside the control of the Company. Since 1992, prices for West Texas Intermediate ("WTI") crude have ranged from $23.39 to $13.94 per Bbl and the monthly average of the Gulf Coast spot market natural gas price at Henry Hub, Louisiana, has ranged from $3.90 to $1.08 per Mcf. In 1996, WTI crude oil prices have ranged between $23.39 to $17.21 per Bbl, and spot natural gas prices at Henry Hub, Louisiana, have ranged between $3.97 to $1.68 per Mcf. The volatile nature of the energy markets makes it difficult to estimate future prices of oil and natural gas.

        Because the majority of the Company's production and targeted prospects are natural gas, the Company is affected more by changes in natural gas prices than crude oil prices. However, the Company's recent discoveries in Louisiana produce more revenues from oil production than from natural gas. Accordingly, any substantial or extended decline in the price of oil or natural gas could have a material adverse effect on the Company's financial condition and results of operations, including reduced cash flow and borrowing capacity. In addition, sales of oil and natural gas have historically been seasonal in nature, which may lead to substantial differences in cash flow at various times throughout the year. The marketability of the Company's production depends in part upon the availability, proximity and capacity of natural gas gathering systems, pipelines and processing facilities. Federal and state regulation of oil and natural gas production and transportation, general economic conditions, changes in supply and changes in demand, all could adversely affect the Company's ability to produce and market its oil and natural gas. If market factors were to change dramatically, the financial impact on the Company could be substantial. The availability of markets and the volatility of product prices are beyond the control of the Company and thus represent a significant risk.

COMPETITION

        The oil and natural gas industry is highly competitive for prospects, acreage and capital. The Company's competitors include numerous major and independent oil and natural gas companies, individual proprietors, drilling and income programs and partnerships. Many of these competitors possess and employ financial and personnel resources substantially in excess of those available to the Company and may, therefore, be able to define, evaluate, bid for and purchase a greater number of oil and natural gas properties than the Company. However, by utilizing technological advances, such as 3-D seismic technology, the Company believes it has enhanced its competitive position relative to others in the industry that do not similarly rely on such technology. There is intense competition in marketing oil and natural gas production, and there is competition with other industries to supply the energy and fuel needs of consumers.

REGULATION

        The availability of a ready market for any oil and natural gas production depends upon numerous factors beyond the Company's control. These factors include regulation of oil and natural gas production, Federal and state regulations governing environmental quality and pollution control, state limits on allowable rates of production by a well or proration unit, the amount of oil and natural gas available for sale, the availability of adequate pipeline and other transportation and processing facilities and the marketing of competitive fuels. For example, a productive natural gas well may be "shut-in" because of an oversupply of natural gas or lack of an available natural gas pipeline in the areas in which the Company may conduct operations. State and Federal regulations generally are intended to prevent waste of oil and natural gas, protect rights to produce oil and natural gas between multiple owners in a common reservoir, control the amount of oil and natural gas produced by assigning allowable rates of production, and control contamination of the environment. Pipelines are subject to the jurisdiction of various Federal, state and local agencies.

        REGULATION OF OIL AND NATURAL GAS PRODUCTION. Oil and natural gas production operations are subject to various types of regulation by state and Federal agencies. Legislation affecting the oil and natural gas industry is under constant review for amendment or expansion. In addition, numerous departments and agencies, both Federal and state, are authorized by statute to issue rules and regulations binding on the oil and natural gas industry and its individual members, some of which carry substantial penalties for failure to comply. The regulatory burden on the oil and natural gas industry increases the Company's cost of doing business and, consequently, affects its profitability.

        GAS PRICE CONTROLS. Prior to January 1993, certain natural gas was subject to regulation by the Federal Energy Regulatory Commission ("FERC") under the NGPA which prescribed maximum lawful prices for natural gas sales effective December 1, 1978. Effective January 1, 1993, natural gas prices were completely deregulated. Consequently, sales of the Company's natural gas after such date may be made at market prices.

        The FERC regulates interstate natural gas pipeline transportation rates and service conditions which affect the marketing of natural gas produced by the Company, as well as the revenues received by the Company for sales of such natural gas. Since the latter part of 1985, the FERC has adopted policies intended to make natural gas transportation more accessible to gas buyers and sellers on an open and non-discriminatory basis. The FERC's latest action in this area, Order No. 636, reflected the FERC's finding that under the then current regulatory structure, interstate pipelines and other gas merchants, including producers, did not compete on a "level playing field" in selling gas. Order No. 636 instituted individual pipeline service restructuring proceedings, designed specifically to "unbundle" those services (e.g., transportation, sales and storage) provided by many interstate pipelines so that buyers of natural gas may secure gas supplies and delivery services from the most economical source, whether interstate pipelines or other parties. The FERC has issued final orders in almost all restructuring proceedings.

        Although Order No. 636 does not regulate gas producers such as the Company, the FERC has stated that Order No. 636 is intended to foster increased competition within all phases of the natural gas industry. It is unclear what impact, if any, increased competition within the natural gas industry under Order No. 636 will have on the Company and its marketing efforts, although recent price declines for natural gas may be attributable, in part, to better gas distribution resulting from Order 636. In addition, numerous petitions seeking judicial review of Order No. 636 and the individual pipeline restructuring orders have been filed. It is not possible to predict what, if any, effect the final restructuring rule will have on the Company. The Company does not believe, however, it will be affected by any action taken with respect to Order No. 636 any differently than other gas producers and marketers with which it competes.

        The FERC has adopted a policy concerning "spin-downs" and "spin-offs" of gathering systems operated by jurisdictional pipelines to non-jurisdictional entities. Because the Company utilizes gathering service for the transportation of gas from the wellhead to gas transmission pipelines, the Company could be affected by this policy. In reviewing applications for "spin-downs" and "spin-offs," the FERC has considered whether existing shippers have satisfactory contractual arrangements for gathering in place. In instances in which this is not the case, the gathering company has been required to offer a "default" contract for gathering services. The impact that this new policy will have on the gathering rates paid by the Company or the gathering services received by the Company cannot yet be determined.

        Additional proposals and proceedings that might affect the natural gas industry are pending before the Congress, the FERC and the courts. The natural gas industry historically has been very heavily regulated; therefore, there is no assurance that the less stringent regulatory approach recently pursued by the FERC and Congress will continue.

        OIL PRICE CONTROLS. Sales of crude oil, condensate and gas liquids by the Company are not regulated and are made at market prices.

        STATE REGULATION OF OIL AND NATURAL GAS PRODUCTION. States in which the Company conducts its oil and natural gas activities regulate the production and sale of oil and natural gas, including requirements for obtaining drilling permits, the method of developing new fields, the spacing and operation of wells and the prevention of waste of natural gas and resources. In addition, most states regulate the rate of production and may establish maximum daily production allowables for wells on a market demand or conservation basis.

        ENVIRONMENTAL REGULATION. The Company's operations are subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may require the acquisition of a permit before drilling commences, restrict the types, quantities and concentration of various substances that can be released into the environment in connection with drilling and production activities, limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas, and impose substantial liabilities for pollution resulting from the Company's operations. Moreover, the recent trend toward stricter standards in environmental legislation and regulation is likely to continue. For instance, legislation has been proposed in Congress from time to time that would reclassify certain oil and gas exploration and production wastes as "hazardous wastes" which would make the reclassified wastes subject to much more stringent handling, disposal and clean-up requirements. If such legislation were to be enacted, it could have a significant impact on the operating costs of the Company, as well as the oil and natural gas industry in general. Initiatives to further regulate the disposal of oil and gas wastes are also pending in certain states, and these various initiatives could have a similar impact on the Company. Management believes that the Company is in substantial compliance with current applicable environmental laws and regulations and that continued compliance with existing requirements will not have a material adverse impact on the Company.

ITEM 2.        PROPERTIES

PRODUCING PROPERTIES

        The Company's producing properties are currently located in four fields, the Chocolate Bayou Field in Texas and the Bayou Lafourche/Lake Boeuf, Southwest Holmwood and East Cameron Fields in south Louisiana. The following table sets forth reserve and production information with respect to the Company's interest in each of these fields as of December 31, 1996.

                                                            PRESENT
                                                            VALUE OF                 1996
                                                          FUTURE NET            PRODUCTION
                                    OIL         GAS        REVENUES       OIL          GAS
        PROPERTY                (MBBLS)      (MMCF)         (000)       (MBBLS)      (MMCF)
        --------                -------      ------       ----------    -------      ------
Chocolate Bayou                     242       18,609      $  59,465           57      4,432
Bayou Lafourche/Lake Boeuf        1,141        2,211         26,504          290        714
Southwest Holmwood                  184        3,069         15,208           27        377
East Cameron                      2,957        1,479         45,227          104         45
                                --------     --------     ----------    ---------    ------
        Total                     4,524       25,368      $ 146,404          478      5,568
                                ========     ========     ==========    =========    ======

        Additional information with respect to these fields is set forth below. Well and reserve information is provided as of December 31, 1996.

CHOCOLATE BAYOU. The Company's Chocolate Bayou Field is located in Brazoria County, Texas, approximately 35 miles southeast of Houston. In 1992, the Company farmed-in a prospect near a major field producing from shallower horizons. 3-D data analyzed by the Company clearly indicated the existence of potential hydrocarbons, and a discovery well was drilled by the Company to the RA- 4 sand at approximately 14,000 feet. The field is presently producing approximately 38 MMcf of natural gas and 400 Bbls of oil per day from four wells, with one well currently drilling and another planned for later in the year. Cumulative production to date has been 39.8 BCFE and ultimate recovery for the field is estimated by the Company's independent reservoir engineers to be 103.1 BCFE. The Company's net revenue interests in the field range from 28% to 49%.

LAKE BOEUF/BAYOU LAFOURCHE. The Lake Boeuf and Bayou Lafourche Fields are located in Lafourche Parish approximately 30 miles southwest of New Orleans, Louisiana. These two adjacent fields are covered by a 15 square mile survey commissioned in 1993. After interpreting the 3-D data, the Company identified several fault traps and drilled three productive wells. Those three wells are currently producing at a combined rate of 1,400 barrels of oil and 4.0 MMcf of natural gas per day. The Company subsequently drilled two additional exploratory wells in the field, both of which were dry but found the structures as predicted by 3-D analysis. Both structures had trace amounts of hydrocarbons, indicating the migration of hydrocarbons through the structures. The Company has since added a specialist to its staff to perform fault seal analysis, a sophisticated proprietary technique which estimates the effectiveness of a fault seal. That analysis is now performed on all prospects that rely on fault trapping mechanisms whenever requisite data is available.

SOUTHWEST HOLMWOOD. The Southwest Holmwood Field is located in Calcasieu Parish, several miles south of Lake Charles, Louisiana. After reviewing data from a 35 square mile 3-D seismic survey, the Company participated with a major oil company in 1995 in the discovery well in the field. Based on geologic information gained from the discovery well and additional interpretation of the 3-D data, the Company drilled a second well in 1996 in the fault block that came in structurally high to the first well. The two wells are currently producing approximately 12.3 MMcf and 800 Bbls of oil per day. A third well drilled to test a different formation in a deeper fault block was unsuccessful.

EAST CAMERON. The East Cameron Field is located in Cameron Parish, Louisiana, approximately 25 miles south of Lake Charles. In 1994, the Company shot a 43 square mile proprietary 3-D seismic survey to evaluate the prospect. After drilling the discovery well and a development well in the original fault block, two additional and separate fault blocks have been drilled extending the field beyond the original discovery in the field. Three of the four wells are currently producing at combined rates of 2,000 Bbls of oil and 1.3 MMcf of natural gas per day, with the fourth well to be tested in March of this year. The Company currently expects to drill at least three additional wells in the field. The Company's net revenue interests in the field average 40%.

PRODUCTIVE WELLS

        At December 31, 1996, 1995 and 1994, the Company held interests in the following productive wells, none of which had multiple completions.

DECEMBER 31,           1996       1995(1)      1994
--------------------------------------------------------
                    GROSS  NET   GROSS  NET   GROSS  NET
                    -----  ---   -----  ---   -----  ---
Oil Wells ..........  5    2.6     3    1.4     2    1.2
Gas Wells .......... 10    5.6     6    3.4     4    2.1
----------
     (1)Following December 1, 1994, one well was reclassified from an oil well to a natural gas well.

CURRENT PROSPECTS

        The Company is actively pursuing its exploration and development program with more than 150 prospects under various stages of review, including prospects under the LL&E alliance, and has analyzed, acquired or has, or expects to obtain rights to acquire interests in 3-D seismic data covering approximately 1,850 square miles in south Louisiana and southeast Texas relating to these prospects. The Company also is currently drilling two wells and expects to drill approximately 18 wells over the next 12 months. The total cost of the Company's exploration and development program, including lease and seismic data acquisition costs, through the end of 1997 is currently estimated to be over $50 million, subject to adjustment depending upon drilling results, timely delivery and analysis of seismic data, the availability of drilling equipment and other factors. The Company has recently reaffirmed its exploration strategy and is implementing a renewed effort at accelerating and increasing its exploration program for the ensuing twelve months.

OIL AND NATURAL GAS RESERVES

        Presented below are the estimated quantities of proved undeveloped reserves of crude oil and natural gas, the Estimated Future Net Revenues (before income taxes), the Present Value of Future Net Revenues and the Standardized Measure of Discounted Future Net Cash Flows for the Company as of December 31, 1996. Information set forth in the following table is based upon reserve reports prepared by Ryder Scott, independent petroleum engineers, in accordance with the rules and regulations of the Securities and Exchange Commission ("the Commission").

                                      PROVED RESERVES AT DECEMBER 31, 1996

                                 DEVELOPED    DEVELOPED
                                 PRODUCING  NON-PRODUCING  UNDEVELOPED  TOTAL
                                            (dollars in thousands)
Net Proved Reserves:
     Oil (MBbls) . . . . . . . .   1,427       1,278           1,819     4,524
     Gas (MMcf)  . . . . . . . .  18,635       5,823             910    25,368
     MMCFE . . . . . . . . . . .  27,197      13,491          11,824    52,512

Estimated Future Net Revenues
     (Before Income Taxes). . . . . . . . . . . . . . . . . . . $  192,305

Present Value of Future Net Revenues . . . . . . . . . . . . . .$  146,404

Standardized Measure of Discounted
     Future Net Cash Flows(1)  . . . . . . . . . . . . . . . . .$  111,010
------------
     (1)The Standardized Measure of Discounted Future Net Cash Flows prepared by the Company represents the Present Value of Future Net Revenues after income taxes discounted at 10%.

        Additional reserve information is set forth in the Company's Consolidated Financial Statements and the Supplemental Oil and Gas Information (unaudited) included elsewhere herein. The Company has not included estimates of total proved reserves, comparable to those disclosed herein, in any reports files with Federal authorities other than the Commission.

        In general, estimates of economically recoverable oil and natural gas reserves and of the future net revenues therefrom are based upon a number of variable factors and assumptions, such as historical production from the subject properties, the assumed effects of regulation by governmental agencies and assumptions concerning future oil and natural gas prices and future operating costs, all of which may very considerably from actual results. All such estimates are to some degree speculative, and classifications of reserves are only attempts to define the degree of speculation involved. For these reasons, estimates of the economically recoverable oil and natural gas reserves attributable to any particular group of properties, classifications of such reserves based on risk of recovery and estimates of the future net revenues expected therefrom, prepared by different engineers or by the same engineers at different times, may vary substantially. Therefore, the actual production, revenues, severance and excise taxes, development and operating expenditures with respect to the Company's reserves will likely vary from such estimates, and such variances could be material.

        Estimates with respect to proved reserves that may be developed and produced in the future are often based upon volumetric calculations and upon analogy to similar types of reserves rather than actual production history. Estimates based on these methods are generally less reliable than those based on actual production history, and subsequent evaluation of the same reserves, based upon production history, will result in variations, which may be substantial, in the estimated reserves.

        In accordance with applicable requirements of the Commission, the estimated discounted future net revenues from estimated proved reserves are based on prices and costs as of the date of the estimate unless such prices or costs are contractually determined at such date. Actual future prices and costs may be materially higher or lower. Actual future net revenues also will be affected by factors such as actual production, supply and demand for oil and natural gas, curtailments or increases in consumption by natural gas purchasers, changes in governmental regulations or taxation and the impact of inflation on costs.

OIL AND NATURAL GAS DRILLING ACTIVITIES

        The following table sets forth the gross and net number of productive, dry and total exploratory and development wells that the Company drilled in each of 1996, 1995 and 1994, all of which are onshore in the Gulf Coast region.

                                     GROSS WELLS                NET WELLS
                              ------------------------  ------------------------
                              PRODUCTIVE   DRY   TOTAL  PRODUCTIVE   DRY   TOTAL
                              ----------   ---   -----  ----------   ---   -----
Exploratory Wells
Year ended December 31, 1996      4         3      7        2.6      1.7    4.3
Year ended December 31, 1995      3         2(1)   5        1.1      0.9    2.0
Year ended December 31, 1994      3        --      3        1.9      --     1.9

Development Wells
Year ended December 31, 1996     --        --     --        --       --     --
Year ended December 31, 1995      1        --      1        0.8      --     0.8
Year ended December 31, 1994      1        --      1        0.6      --     0.6
------------
     (1)Due to mechanical difficulties, Amoco, the operator, abandoned one well, the Ben Todd #1 well, and drilled a substitute well, the Ben Todd #2, which was subsequently brought on production.

PRODUCTION

        The following table summarizes the net volumes of oil and natural gas produced and sold, and the average prices received with respect to such sales, from all properties (all of which are onshore) in which the Company held an interest during the last three years.

                                                  YEAR ENDED DECEMBER 31,
                                                 1996       1995       1994
                                                 ----       ----       ----
     Production:
        Natural Gas (MMcf)                       5,568      4,195      3,176
        Oil (MBbls)                                478        219         63
        MMCFE                                    8,436      5,509      3,554
     Average Sales Price:
        Natural Gas ($/Mcf)                    $  2.60    $  1.74    $  2.03
        Oil ($/Bbl)                            $ 22.19    $ 17.87    $ 16.40
        MCFE ($/Mcf)                           $  2.98    $  2.04    $  2.10
     Production Expenses:
        Lease operating expenses ($/MCFE) $ 0.12 $ 0.12 $ 0.06 Severance and ad valorem
             taxes ($/MCFE)                    $  0.20    $  0.17    $  0.20

ACREAGE

        The following table sets forth the developed and undeveloped oil and natural gas acreage in which the Company held an interest as of December 31, 1996. Undeveloped acreage is considered to be those lease acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas, regardless of whether or not such acreage contains proved reserves.

                                         DEVELOPED             UNDEVELOPED
                                   GROSS        NET         GROSS        NET

               Texas               1,480      1,089           153         99
               Louisiana           1,032        548        31,531     15,979
                                 -------    -------       -------    -------
                      Total        2,512      1,637        31,684     16,078
                                 =======    =======       =======    =======

        In addition to the above acreage, the Company currently has options or farm-ins to acquire leases on 64,781 gross (54,253 net) acres of undeveloped land located in Texas and Louisiana. The Company's fee holdings of 4,915 acres has been included in the undeveloped acreage and has been reduced to reflect the interest which has been leased to third parties.

TITLE TO PROPERTIES

        As is customary in the oil and natural gas industry, the Company makes only a cursory review of title to undeveloped oil and natural gas leases at the time they are acquired by the Company. However, before drilling commences, the Company causes a thorough title search to be conducted, and any material defects in title are remedied prior to the time actual drilling of a well on the lease begins. To the extent title opinions or other investigations reflect title defects, the Company, rather than the seller or lessor of the undeveloped property, is typically obligated to cure any such title defects at its expense. If the Company were unable to remedy or cure any title defect of a nature such that it would not be prudent to commence drilling operations on the property, the Company could suffer a loss of its entire investment in the property. The Company believes that it has good title to its oil and natural gas properties, some of which are subject to immaterial encumbrances, easements and restrictions. Under the terms of its Credit Agreement, the Company is prohibited from granting liens on various of its properties and is required to grant to its bank a lien on such property in the event of certain defaults. The oil and natural gas properties owned by the Company are also typically subject to royalty and other similar non-cost bearing interests customary in the industry.

        Substantial portions of the Company's 3-D seismic data has been acquired through licenses and other similar arrangements. Such licenses contain transfer and other restrictions customary in the industry.

ITEM 3.        LEGAL PROCEEDINGS

        In June 1996, Amoco Production Company ("Amoco") filed suit against the Company in Louisiana State Court in Calcasieu Parish with respect to a dispute involving the drilling by the Company of a well in the Southwest Holmwood Field in which the Company and Amoco each hold a 50% leasehold interest. The case was removed to the United State District Court for the Western District of Louisiana in July 1996. The well in question was drilled by the Company under a participation agreement between the Company and Amoco in which Amoco had a right to participate in the well. The well was drilled by the Company after providing notice to Amoco pursuant to the participation agreement of the Company's intent to drill the well and Amoco's election not to participate in the well. Amoco has alleged in its suit that the well was not permitted to be drilled under the agreement and is seeking to recover the revenues from the well or have the production from the well stopped. Amoco is also requesting a cancellation of the Company's leasehold interest. The Company has filed a counterclaim for breach of contract, unfair trade practices and other claims. The Company believes that Amoco's suit is without merit and intends to vigorously defend the suit. The Company does not believe that the outcome of this suit will have a material impact on the Company or its financial condition.

        There are no other material legal proceedings, except for that mentioned above, to which the Company or any of its subsidiaries or partnerships is a party or by which any of its property is subject, other than ordinary and routine litigation incidental to the business of producing and exploring for oil and natural gas.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of the Company's security holders during the fourth quarter of the year ended December 31, 1996.

                                     PART II

ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
               MATTERS

PRICE RANGE OF COMMON STOCK AND DIVIDEND POLICY

        The common stock is traded on the American Stock Exchange under the symbol "TMR." The following table sets forth, for the periods indicated, the high and low sale prices per share for the common stock as reported on the American Stock Exchange Composite Tape:

                                      HIGH             LOW
1996:
   First quarter.................        14          10 3/4
   Second quarter................        13               9
   Third quarter.................    15 1/8          9 5/16
   Fourth quarter................    18 1/2          14 5/8
1995:
   First quarter.................    11 5/8           9 1/8
   Second quarter................        13           9 7/8
   Third quarter.................    12 5/8          10 1/4
   Fourth quarter ...............        14          10 3/8

        The closing sale price of the common stock on February 25, 1997, as reported on the American Stock Exchange Composite Tape, was $15.00. As of February 25, 1997, the Company had approximately 754 shareholders of record.

        The Company has not paid cash dividends on the common stock and does not intend to pay cash dividends on the common stock in the foreseeable future. The Company currently intends to retain its cash for the continued development of its business, including exploratory and development drilling activities. The Company is also currently restricted under its Credit Agreement from expending more than $500,000 in the aggregate for cash dividends on the common stock or for purchases of shares of common stock without the prior consent of the lender.

ITEM 6.        SELECTED FINANCIAL DATA

        All financial data should be read in conjunction with the Consolidated Financial Statements of TMRC and related notes thereto included elsewhere in this report.

                                                        YEAR ENDED DECEMBER 31,
                                     1996        1995         1994       1993        1992
                                    -----        ----         ----       ----        ----
                                              (in thousands, except per share data)
A.      SUMMARY OF OPERATIONS

Total revenues                     $ 26,387    $ 12,267     $  7,860    $  5,000     $  2,868

Depletion, depreciation and
   amortization                    $  9,014    $  4,999     $  3,069    $  1,759     $     74

Net income (loss)                  $  7,134    $  2,153     $  1,398    $ (3,373)    $  (951)

Net income (loss) per common
   and common equivalent share     $   0.45    $   0.16     $   0.12    $  (0.51)    $  (0.21)

Dividends per common share         $   --      $   --       $   --      $    --      $    --

Weighted average common
   shares outstanding (1)             15,720     13,580       11,769       6,654        4,608

B.      SUMMARY BALANCE SHEET DATA

Total assets                       $ 103,262   $ 86,726     $ 37,415     $32,520     $ 10,521

Long-term obligations, inclusive
   of current maturities           $   --      $    --      $    --     $    --      $  4,300

   (1) The weighted average common shares outstanding for the Company have been adjusted for the effect of common stock equivalents for the years ended December 31, 1996, 1995 and 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

        For the fiscal years of 1996, 1995 and 1994, the Company reported significant increases in reserves, production and cash flow from oil and natural gas producing activities. These increases were primarily the result of the Company's activities in its Chocolate Bayou, East Cameron, Lake Bouef/Bayou Lafourche and Southwest Holmwood Fields. Chocolate Bayou continues to be the Company's most significant property in terms of natural gas production, and the Company has drilled at least one well in that area in each of the last three years. Oil reserves and production have increased significantly with the East Cameron discovery. During 1996, the Company completed two wells in the East Cameron prospect and two other extension wells were in progress at year end. Additional wells will be drilled in both the East Cameron and Chocolate Bayou Fields in 1997. During the last three years, the Company has also drilled two producing wells in its Southwest Holmwood Field and three in its Lake Bouef/Bayou Lafourche Field area. See Item II, "Properties Producing Properties."

        Production results for 1997 are expected to grow over 1996 as TMRC sees a full year's production from its six wells that were placed on production during 1996 and from the Company's recently announced extension well in the East Cameron Field. The full future results for 1997 will be affected by pricing trends for oil and natural gas, which continue to be volatile and therefore difficult to determine. Future results of the Company will also be materially dependent upon the Company's ability to fund and complete, as well as the success of, the Company's 3-D exploratory drilling and development program. Due to the nature of the Company's business activities and the general risks relating to exploratory drilling for oil and natural gas, there can be no assurance as to the success of these efforts.

RESULTS OF OPERATIONS

REVENUES AND PRODUCTION. The following table summarizes operating revenues, production volumes, and average sales prices for the Company's oil and natural gas for the years ended December 31, 1996, 1995 and 1994.

                                                                          1996/95     1995/94
                                                                        PERCENTAGE  PERCENTAGE
                                          YEAR ENDED DECEMBER 31,        INCREASE    INCREASE
                                      1996        1995         1994     (DECREASE)  (DECREASE)
                                      ----        ----         ----     ----------  ----------
      Production:
        Natural Gas (MMcf)            5,568       4,195        3,176       33%          32%
        Oil (MBbls)                     478         219           63       118%        248%
        MMCFE                         8,436       5,509        3,554        53%          55%
     Average Sales Price:
        Natural Gas ($/Mcf)        $   2.60    $   1.74     $   2.03        49%         (14%)
        Oil ($/Bbl)                $  22.19    $  17.87     $  16.40        24%          9%
        MCFE ($/Mcf)               $   2.97    $   2.04     $   2.10        46%         (3%)
     Gross Revenues (000's):
        Natural Gas                $ 14,499    $  7,311     $  6,440       98%          14%
        Oil                          10,608       3,913        1,026      171%         281%
                                   ---------   ---------    ---------   ---------   -------
               Total               $ 25,107    $ 11,224     $  7,466      124%          50%
                                   =========   =========    =========   =========   =======

        Oil production volumes were up in 1996 over 1995 as a result of six additional wells being placed on production during 1996. During 1995, three additional wells were placed on production increasing that year's volumes over that of 1994. Market conditions during 1996 and 1995 caused oil price increases in both years over prior years, however, natural gas prices were lower in 1995 than 1994, but rebounded sharply in 1996.

OPERATING EXPENSES. 1996 lease operating expenses increased to $1 million from $0.7 million during the prior year, primarily related to six additional wells that were placed on production during 1996. Operating expenses increased $0.5 million during 1995 over 1994 levels. This increase related to three additional wells being placed on production during 1995 and an increase in the number of water drive wells and associated salt water production. Several salt water disposal wells were drilled in 1995 to lower the water disposal costs.

SEVERANCE AND AD VALOREM TAXES. Severance and ad valorem taxes increased by $0.7 million and $0.2 million for the years 1996 and 1995, respectively. These increases are a result of the Company's increased oil and natural gas production and revenues and were partially offset by a Louisiana severance tax reduction incentive for new field discoveries and wells drilled below 15,000 feet.

INTEREST AND OTHER INCOME. Interest and other income increased 30%, or $0.3 million, to $1.3 million in 1996 as compared to $1 million in 1995. This increase resulted from higher cash balances and interest rates during 1996. 1995 interest and other income increased $0.6 million over 1994 levels due to a significant increase in the Company's cash balances following its July 1995 common stock offering.

INTEREST EXPENSE. During 1996, interest expense decreased by $30,000 reflecting the retirement of the Company's bank debt in late 1995 following the Company's common stock offering. Interest expense in 1995 increased by $33,000 over 1994, reflecting borrowings prior to the stock offering.

DEPLETION, DEPRECIATION AND AMORTIZATION. Depletion, depreciation and amortization expense for the Company increased to $9 million for 1996 compared to $5 million for 1995 and $3.1 million for 1994. The increases were primarily the result of increased production during each of the years. Depletion expense related to oil and natural gas properties, per equivalent Mcf of gas, for 1996, 1995 and 1994 was $1.01, $0.86 and $0.81, respectively. Fixed asset depreciation and other asset amortization was $491,000, $276,000 and $179,000 for 1996, 1995 and 1994, respectively.

GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense increased for 1996 and 1995 by $1.1 million and $0.7 million, respectively. These increases were primarily due to increased employee costs associated with the Company's expanded exploration activities. Although the general and administrative expenses have increased in the aggregate, as percentages of oil and natural gas revenues, they decreased from 28% in 1995 to 17% in 1996.

INVESTMENT CARRYING VALUE ADJUSTMENT. In 1995, management reevaluated the Company's investment in Jefferson Gas Systems, Inc. in light of available financial and business information and recognized a $300,000 charge to reflect a reduction in the estimated realizable value of the investment.

INCOME TAXES. In 1995 and 1994, the Company benefited from the utilization of prior years' tax loss carryforwards for tax and accounting purposes. These loss carryforwards, however, have been fully utilized for accounting purposes and in 1996, the prior year's losses were extinguished and TMRC was required to record $3.4 million deferred tax expense. In 1995 and 1994, the Company recorded a provision for current income taxes of $30,000 and $22,000, respectively, which related solely to state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's operations for 1996 were primarily funded by cash on had at the beginning of the year and cash generated by oil and natural gas operations. As of December 31, 1996, the Company had a cash balance of $17.3 million and a positive working capital of $3.8 million. The decrease in both the cash balance and working capital reflects capital expenditures related to the Company's exploration activities.

        To provide the Company with additional funds to finance its future exploration and development program and to satisfy working capital needs, the Company's operating subsidiary, Texas Meridian Resources Exploration, Inc. ("TMRX"), maintains a line of credit with Chase Manhattan Bank. TMRX's obligations under this facility are guaranteed by the Company and secured by the stock of TMRX and certain other subsidiaries of the Company. Under this facility, the Company may borrow, on a revolving basis, up to $20 million, subject to satisfaction of a borrowing base as determined from time to time by Chase Manhattan Bank. The initial borrowing base under the facility was established at $7.5 million. Since that time, maximum borrowings under the facility have been $2.8 million. In order to minimize commitment fees, the Company has elected not to request an increase in either the line of credit or the borrowing base. Borrowings under the

Credit Agreement mature on December 31, 1999.

        Under the Credit Agreement, the Company may secure either an alternate base rate loan, which bears interest at a rate per annum equal to the greatest of (i) Chase Manhattan Bank's prime rate, (ii) a CD-based rate, and (iii) the average Federal funds rate, or a Eurodollar loan, which bears interest, generally, at a rate per annum equal to the rate at which Chase Manhattan Bank is offered U.S. dollar deposits in the interbank Eurodollar market plus 0.5% to 1.5% depending on the Company's Ratio of Consolidated Total Indebtedness to Consolidated Earnings Before Interest, Taxes, Depreciation and Amortization. The Credit Agreement also provides for a commitment fee of 0.4% per annum on the unused portion of the borrowing base, and a supplemental commitment fee of 0.0625% per annum on the amount by which $20 million exceeds the borrowing base.

        The Credit Agreement contains certain restrictive and financial covenants, including a requirement to maintain a minimum amount of Consolidated Tangible Net Worth (as defined in the Credit Agreement) and to maintain certain financial ratios. There are also restrictions on the amount of debt or liens the Company may incur or create, and on mergers, sales of assets or investments that can be made by the Company. The Company is prohibited from paying cash dividends or purchasing common stock in excess of an aggregate of $500,000 and from entering into any agreement that would restrict its ability to create any lien on its property. It is also an event of default under the Credit Agreement (i) if any person or group acquires beneficial ownership of 35% of the outstanding common stock or has the power to elect a majority of the Company's directors, or if the existing directors (or successors nominated by a majority of the existing directors (or their successors so nominated)) do not continue to constitute a majority of the Company's Board of Directors or (ii) if Joseph A. Reeves, Jr. and Michael J. Mayell (or any successor approved by the lenders) cease to be actively involved as Chief Executive Officer or President, respectively, of the Company.

        Capital expenditures during 1996, consisted of $38.3 million for oil and natural gas property additions compared to $22.9 million in 1995. Drilling and completion expenditures in 1996 were approximately $18 million relating to the drilling of nine wells and the completion of five wells. Three of the nine wells remained in progress after the end of the year. The remaining capital expenditures of $20.3 million was primarily in the development of additional prospects located in south Louisiana and the Texas Gulf Coast, including lease and seismic data acquisitions. Capital expenditures for 1997 are currently estimated at over $50 million, related to the drilling of the Company's exploration and development prospects in Texas and Louisiana as well as costs associated with additional acquisition of leases, seismic data and interpretive work.

        Future cash requirements are expected to be provided from existing cash, cash generated by current properties and newly-drilled properties developed on the Company's properties and borrowings to the extent necessary. In management's opinion, the Company has sufficient funding available for its 1997 exploration and development program.

FORWARD-LOOKING INFORMATION

        From time-to-time, the Company may make certain statements that contain "forwardlooking" information as defined in the Private Securities Litigation Reform Act of 1995) and that involve risk and uncertainty. These forward-looking statements may include, but are not limited to, exploration and seismic acquisition plans, anticipated results from current and future exploration prospects, the anticipated results of wells based on logging data and production tests, future sales of production, earnings, margins, production levels and costs, market trends in the oil and natural gas industry and the exploration and development sector thereof, environmental and other expenditures and various business trends. Forward-looking statements may be made by management orally or in writing including, but not limited to, the Management's Discussion and Analysis of Financial Condition and Results of Operations section and other sections of the Company's filings with the Securities and Exchange Commission under the Securities Act of 1933 and the Securities and Exchange Act of 1934.

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

                  GLOSSARY OF CERTAIN OIL AND NATURAL GAS TERMS

        The definitions set forth below apply to the indicated terms commonly used in the oil and natural gas industry and in this Form 10-K. MCFEs are determined using the ratio of six Mcf of natural gas to one barrel of oil, condensate or natural gas liquids, which approximates the relative energy content of crude oil, condensate and natural gas liquids as compared to natural gas. Prices have historically been substantially higher for crude oil than natural gas on an energy equivalent basis. Any reference to net wells or net acres was determined by multiplying gross wells or acres by the Company's working percentage interest therein.

        "Bbl" means barrel and "Bbls" means barrels.
        "Bcf" means billion cubic feet.
        "BCFE" means billion cubic feet of natural gas equivalent.
        "Btu" means British Thermal Unit.
        "EPA" means Environmental Protection Agency.
        "FERC" means the Federal Energy Regulatory Commission.
        "MBbls"  means thousand barrels.
        "Mcf" means thousand cubic feet.
        "MCFE" means thousand cubic feet of natural gas equivalent.
        "MMBbls" means million barrels.
        "MMBtu" means million Btus.
        "MMcf" means million cubic feet.
        "MMCFE" means million cubic feet of natural gas equivalent.
        "NGPA" means the Natural Gas Policy Act of 1978, as amended.
        "Present Value of Future Net Revenues" or "Present Value of Proved
          Reserves" means the present value of estimated future revenues to be generated from the production of proved reserves calculated in accordance with Commission guidelines, net of estimated production and future development costs, using prices and costs as of the date of estimation without future escalation, without giving effect to non-property related expenses such as general and administrative expenses, debt service, future income tax expenses and depreciation, depletion and amortization, and discounted using an annual discount rate of 10%.
        "Tcf" means trillion cubic feet.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS
                                                                         PAGE

Report of Independent Auditors                                             27

Consolidated Statements of Income
  --For each of the three years in the period ended December 31, 1996      28

Consolidated Balance Sheets--December 31, 1996 and 1995                    29

Consolidated Statements of Cash Flows
  --For each of the three years in the period ended December 31, 1996      31

Consolidated Statements of Changes in Stockholders' Equity
  --For each of the three years in the period ended December 31, 1996      32

Notes to Consolidated Financial Statements                                 33

Consolidated Supplemental Oil and Gas Information (Unaudited)              45

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Texas Meridian Resources Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Texas Meridian Resources Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Texas Meridian Resources Corporation and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                          ERNST &  YOUNG LLP

February 4, 1997
Houston, Texas

              TEXAS MERIDIAN RESOURCES CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                       YEAR ENDED DECEMBER 31,
                                                       1996     1995      1994
                                                       ----     ----      ----
                                                       (in thousands, except per
                                                            share information)
REVENUES:

    Oil and natural gas ..........................   $25,107   $11,224   $ 7,466
    Interest and other ...........................     1,280     1,043       394
                                                     -------   -------   -------
                                                      26,387    12,267     7,860
                                                     -------   -------   -------
COSTS AND EXPENSES:

    Oil and natural gas operating ................       981       683       227
    Severance and ad valorem taxes ...............     1,661       917       694
    Depletion, depreciation and amortization .....     9,014     4,999     3,069
    General and administrative ...................     4,223     3,135     2,433
    Interest .....................................        20        50        17
    Investment carrying value adjustment .........      --         300      --
                                                     -------   -------   -------
                                                      15,899    10,084     6,440
                                                     -------   -------   -------
INCOME BEFORE INCOME TAXES .......................    10,488     2,183     1,420

INCOME TAX EXPENSE ...............................     3,354        30        22
                                                     -------   -------   -------

NET INCOME .......................................   $ 7,134   $ 2,153   $ 1,398
                                                     =======   =======   =======
NET INCOME PER COMMON AND
    COMMON EQUIVALENT SHARE ......................   $  0.45   $  0.16   $  0.12
                                                     =======   =======   =======
Weighted average number of common and
    common equivalent shares outstanding .........    15,720    13,580    11,769
                                                     =======   =======   =======

                 See notes to consolidated financial statements.

                     TEXAS MERIDIAN RESOURCES CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31,
                                                           1996          1995
                                                           ----          ----
                                                             (in thousands)
                                     ASSETS
CURRENT ASSETS:
    Cash and cash equivalents .......................   $  17,267    $ 35,658
    Accounts receivable (less allowance
        for doubtful receivables of $121,000) .......       7,116       2,155
    Due from affiliates .............................         857       1,171
    Prepaid expenses and other ......................         105         141
                                                        ---------    --------

        Total current assets ........................      25,345      39,125
                                                        ---------    --------
PROPERTY AND EQUIPMENT:

    Oil and natural gas properties, full cost method
        (including $29,718,000 [1996] and $16,950,000
        [1995] not subject to depletion) ............      92,902      54,649
    Land ............................................         478         887
    Equipment .......................................       2,628       1,521
                                                        ---------    --------
                                                           96,008      57,057

    Less accumulated depletion and depreciation .....     (18,506)     (9,833)
                                                        ---------    --------
                                                           77,502      47,224
OTHER ASSETS, NET ...................................         415         377
                                                        ---------    --------
                                                        $ 103,262    $ 86,726
                                                        =========    ========

                        See notes to consolidated financial statements.

              TEXAS MERIDIAN RESOURCES CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (continued)

                                                 DECEMBER 31,
                                               1996         1995
                                               ----         ----
                                                (in thousands)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

    Accounts payable ......................   $   4,225    $  6,348
    Revenues and royalties payable ........       5,530       3,366
    Accrued liabilities ...................      11,752       5,473
                                              ---------    --------
        Total current liabilities .........      21,507      15,187
                                              ---------    --------
DEFERRED INCOME TAXES .....................       3,380        --
                                              ---------    --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

    Preferred stock, $1.00 par value
        (25,000,000 shares authorized, none
        issued and outstanding) ...........        --          --
    Common stock, $0.01 par value
        (100,000,000 shares authorized,
        14,453,298 [1996] and 14,430,176
        [1995] issued) ....................         145         144
    Additional paid-in capital ............      75,265      74,141
    Accumulated earnings (deficit) ........       4,388      (2,746)
    Unamortized deferred compensation .....        (343)       --
                                              ---------    --------
                                                 79,455      71,539
    Treasury stock, at cost (60,000 shares)      (1,080)       --
                                              ---------    --------
        Total stockholders' equity ........      78,375      71,539
                                              ---------    --------
                                              $ 103,262    $ 86,726
                                              =========    ========

                        See notes to consolidated financial statements.

              TEXAS MERIDIAN RESOURCES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     YEAR ENDED DECEMBER 31,
                                                                  1996        1995         1994
                                                                  ----        ----         ----
                                                                         (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income ..............................................   $  7,134    $  2,153    $  1,398
    Adjustments to reconcile net income to net
        cash provided by operating activities:
        Depletion and depreciation ..........................      8,909       4,944       3,069
        Amortization of other assets ........................        105          55        --
        Deferred income taxes ...............................      3,380        --          --
        Non-cash compensation ...............................        647        --          --
        Investment carrying value adjustment ................       --           300        --
    Changes in assets and liabilities:
        (Increase) decrease in accounts receivable ..........     (6,041)         94        (838)
        (Increase) decrease in due from affiliates ..........        314        (487)       (311)
        (Increase) decrease in prepaid expenses and other ...         36         (96)         11
        Increase (decrease) in accounts payable .............     (2,123)      4,673        (258)
        Increase (decrease) in revenues and royalties payable      2,164       2,667        (197)
        Increase (decrease) in accrued liabilities ..........       (116)        217          10
        Decrease in income taxes payable ....................       --          --           (90)
                                                                --------    --------    --------
Net cash provided by operating activities ...................     14,409      14,520       2,794
                                                                --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Property and equipment additions, net ...................    (32,792)    (19,814)    (15,772)
    Other, net ..............................................       (134)          5        --
                                                                --------    --------    --------
Net cash used in investing activities .......................    (32,926)    (19,809)    (15,772)
                                                                --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of long-term borrowings ..........       --         2,800        --
    Reductions in long-term debt ............................       --        (2,800)       --
    Common stock offering, net of issuance costs ............       --        36,876        --
    Exercise of warrants, net of stock issuance costs .......       --          --         1,870
    Exercise of stock options ...............................        135         152        --
    Payment of deferred loan costs ..........................         (9)       (192)       --
                                                                --------    --------    --------
Net cash provided by financing activities ...................        126      36,836       1,870
                                                                --------    --------    --------
NET CHANGE IN CASH AND CASH EQUIVALENTS .....................    (18,391)     31,547     (11,108)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ..............     35,658       4,111      15,219
                                                                --------    --------    --------
CASH AND CASH EQUIVALENTS AT END OF YEAR ....................   $ 17,267    $ 35,658    $  4,111
                                                                ========    ========    ========

                 See notes to consolidated financial statements.

              TEXAS MERIDIAN RESOURCES CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
                                 (in thousands)

                                                                            ACCUMU-
                                                               ADDITIONAL   LATED     UNAMORTIZED
                                              COMMON STOCK      PAID-IN    EARNINGS     DEFERRED     TREASURY STOCK
                                            SHARES  PAR VALUE   CAPITAL    (DEFICIT)  COMPENSATION   SHARES    COST      TOTAL
                                            ------  ---------  ----------  ---------  ------------   ------    ----      -----
Balance, December 31, 1993 ..............    9,641   $ 96       $35,291     $(6,297)      --          --        --      $ 29,090

    Exercise of warrants, net
       of stock issuance costs ..........      952     10         1,860        --         --          --        --         1,870
    Net income ..........................     --      --           --         1,398       --          --        --         1,398
                                            ------   ----       -------     -------      -----        ---    -------    --------

Balance, December 31, 1994 ..............   10,593    106        37,151      (4,899)      --          --        --        32,358

    Common Stock offering,
       net of issuance costs ............    3,795     38        36,838        --         --          --        --        36,876
    Exercise of stock options ...........       42    --            152        --         --          --        --           152
    Net income ..........................     --      --           --         2,153       --          --        --         2,153
                                            ------   ----       -------     -------      -----        ---    -------    --------

Balance, December 31, 1995 ..............   14,430    144        74,141      (2,746)      --          --        --        71,539

    Exercise of stock options ...........       17    --            135        --         --          --        --           135
    Company's 401(k) Plan contribution ..        6    --             80        --         --          --        --            80
    Issuance of rights to Common Stock --        1    909          --          (910)      --          --        --
    Compensation expense ................     --      --           --          --          567        --        --           567
    Treasury shares acquired ............     --      --           --          --         --          (60)    (1,080)     (1,080)
    Net income ..........................     --      --           --         7,134       --          --        --         7,134
                                            ------   ----       -------     -------      -----        ---    -------    --------

Balance, December 31, 1996 ..............   14,453   $145       $75,265     $ 4,388      $(343)       (60)   $(1,080)   $ 78,375
                                            ======   ====       =======     =======      =====        ===    =======    ========

                 See notes to consolidated financial statements.

              TEXAS MERIDIAN RESOURCES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      ORGANIZATION

        Texas Meridian Resources Corporation together with its subsidiaries, (the "Company" or "TMRC") was initially organized in 1985 as a master limited partnership and operated as such until 1990 when it converted into a corporation through a merger with a limited partnership of which the Company was the sole limited and general partner.

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION

        These consolidated financial statements reflect the accounts of TMRC and its subsidiaries after elimination of all significant intercompany transactions and balances.

PROPERTY AND EQUIPMENT

        TMRC accounts for its oil and natural gas properties using the full cost method. All direct and certain indirect costs associated with the acquisition, exploration and development of oil and natural gas properties are capitalized. Included in capitalized costs are general and administrative costs that are directly identified with the acquisition, exploration and development activities. Depletion of oil and natural gas properties is provided on a composite unit of production method based on estimates of proved oil and natural gas reserves prepared by independent petroleum consultants.

        Proceeds from the sale of proved oil and natural gas reserves are credited to the full cost pool, unless the sale involves a significant quantity of reserves, in which case a gain or loss is recognized. Unproved leasehold acreage costs and costs for exploratory wells in process are excluded from the depletion base until the results of drilling have been evaluated, at which time such costs are transferred to the depletion base with the related proved reserves, if any.

        Under the Securities and Exchange Commission's rules for the full cost method of accounting, the net carrying value of oil and natural gas properties is limited to the sum of the present value (10% discount rate) of estimated future net cash flows from proved reserves based on periodend prices and costs, plus the lower of cost or estimated fair value of unproved properties.

        Equipment is recorded at cost, and depreciation is determined using an accelerated depreciation method basis over the estimated useful lives of the assets. Future well abandonment costs net of salvaged equipment are not expected to be significant and, accordingly, no provision has been recorded in the financial statements.

CASH AND CASH EQUIVALENTS

        For purposes of the statements of cash flows, cash equivalents include time deposits, certificates of deposit and all highly liquid instruments with original maturities of three months or less.

CONCENTRATION OF CREDIT RISK

        Substantially all of the Company's receivables are due from oil and natural gas producing companies located in the United States.

REVENUE RECOGNITION

        TMRC recognizes oil and natural gas revenue from its interests in producing wells as oil and natural gas is produced and sold from those wells. Oil and natural gas sold is not significantly different from TMRC's share of production.

NET INCOME PER SHARE

        Net income per share is calculated by dividing net income by the weighted average common shares and (in periods in which they have a dilutive effect) common share equivalents outstanding during the period, excluding shares held in treasury. Shares of common stock issuable under stock options, warrants and stock rights are treated as common share equivalents when dilutive.

        For the years presented, there is no difference between primary and fully diluted net income per share.

STOCK OPTIONS

        As permitted by SFAS No. 123, the Company will continue to follow the existing accounting requirements for stock options and stock-based awards contained in Accounting Principles Board Opinion ("APB") No. 25 (Accounting for Stock Issued to Employees) and related Interpretations and consensus of the Emerging Issues Task Force in terms of measuring compensation expense.

ESTIMATES IN FINANCIAL STATEMENTS

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CHANGES IN PRESENTATION

        Certain items in 1994 and 1995 have been reclassed to conform to 1996 presentation.

3.      ACCOUNTS RECEIVABLE  AND ACCRUED LIABILITIES

        Accounts receivable consisted of the following:
                                           DECEMBER 31,
                                        1996        1995
                                          (in thousands)
Trade receivables ..................   $ 7,073    $ 2,009
Employee receivables ...............       104         79
Other receivables ..................        60        188
                                       -------    -------
                                         7,237      2,276
Less allowance for doubtful accounts      (121)      (121)
                                       -------    -------
                                       $ 7,116    $ 2,155
                                       =======    =======

Accrued liabilities consisted of the following:
                                               DECEMBER 31,
                                             1996      1995
                                             (in thousands)

Accrued oil and gas property costs .....   $11,267   $4,828
Accrued general and administrative costs       485      520
Other accrued expenses .................      --        125
                                           -------   ------
                                           $11,752   $5,473
                                           =======   ======

4.      LONG-TERM DEBT

        In May 1995, the Company's operating subsidiary, Texas Meridian Resources Exploration, Inc. ("TMRX"), obtained a line of credit with Chase Manhattan Bank. TMRX's obligations under this facility are guaranteed by the Company and secured by the stock of TMRX and certain other subsidiaries of the Company. Under the terms of this facility, TMRX may borrow, on a revolving basis, up to $20 million, subject to a borrowing base as determined from time to time by Chase Manhattan Bank. The initial borrowing base under the facility, based solely on TMRX's wells producing at the date of the Credit Agreement, is $7.5 million. Borrowings under this Credit Agreement contains various restrictive covenants including, among other things, certain minimum financial ratios and restrictions on cash dividends. Borrowings under the Credit Agreement mature on December 31, 1999.

        Under the Credit Agreement, TMRX may secure either an alternate base rate loan, which bears interest at a rate per annum equal to the greatest of (i) Chase Manhattan Bank's prime rate, (ii) a CD-based rate, and (iii) the average Federal funds rate, or a Eurodollar loan, which bears interest, generally, at a rate per annum equal to the rate at which Chase Manhattan Bank is offered U. S. dollar deposits in the interbank Eurodollar market plus 0.5% to 1.5% depending on the Company's Ratio of Consolidated Total Indebtedness to Consolidated Earnings Before Interest, Taxes, Depreciation and Amortization. The Credit Agreement also provides for a commitment fee of 0.4% per annum on the amount of funds made available (determined quarterly), and a supplemental commitment fee of 0.625% per annum on the amount by which $20 million exceeds the available funds.

5.      COMMITMENTS AND CONTINGENCIES

LITIGATION

        The Company is in litigation with a third party in connection with a dispute related to the third party's election not to participate in the drilling of a well which was subsequently drilled, completed and is currently producing. Although the Company is unable to determine the potential exposure associated with this matter, Management does not expect that the outcome of this litigation will result in a material impact to the financial statements. In addition, the Company is involved from time to time in various claims and lawsuits incidental to its business. In the opinion of Management, the ultimate liability thereunder, if any, will not have a material effect on the financial condition of the Company.

LEASE OBLIGATIONS

        TMRC has a five-year operating lease with a primary term ending in September 1999.

        Rental expense was approximately $312,000, $274,000 and $197,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

        TMRC also has operating leases for equipment with various terms, none exceeding three years.

        Future minimum lease payments under all non-cancelable operating leases having initial terms of one year or more are as follows:

               1997                                          $   401,000
               1998                                              355,000
               1999                                              218,000
                                                              ----------
               Total future minimum lease payments           $   974,000
                                                             ===========

GECO-PRAKLA

        In December 1996, the Company entered into an agreement with GECO-Prakla ("GECO"), a division of Schlumberger Technology Corporation. Under this program GECO intends to acquire between 1,000 and 2,000 square miles of 3-D seismic data per year through the year 2000, including surveys which will be performed at the Company's request and direction. The Company has obligated itself to acquire 1,100 square miles over the next three years.

6.      INCOME TAXES

        Components of the provision (benefit) for Federal and State income taxes are as follows:

              1996          1995     1994
              ----          ----     ----

Current    $   (26,000)   $30,000   $22,000
Deferred     3,380,000       --        --
           -----------    -------   -------
           $ 3,354,000    $30,000   $22,000
           ===========    =======   =======

        Income tax expense as reported is reconciled to the statutory rate (35%) as follows:

                                           1996           1995         1994
                                           ----           ----         ----

Income tax computed at statutory rate   $ 3,671,000    $ 764,000    $ 497,000
Nondeductible items .................        95,000       35,000       21,000
Non-statutory options ...............          --        (51,000)        --
Increase in percentage depletion
   carryover ........................      (263,000)    (302,000)    (244,000)
Basis differential in investment ....          --           --       (192,000)
Change in valuation allowance .......      (116,000)    (426,000)    (107,000)
Other ...............................       (33,000)      10,000       47,000
                                        -----------    ---------    ---------
                                        $ 3,354,000    $  30,000    $  22,000
                                        ===========    =========    =========

        Deferred income taxes reflect the net tax effects of net operating losses, depletion carryovers, and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                      1996           1995
                                                      ----           ----
Deferred tax assets:
   Net operating tax loss carryforward .........   $ 6,055,000    $ 6,282,000
   Statutory depletion carryforward ............       968,000        556,000
   Basis differential in equipment .............       108,000           --
   Basis differential in long-term investments .          --          297,000
   Less valuation allowance ....................    (1,017,000)    (1,133,000)
                                                   -----------    -----------
Total deferred tax assets ......................     6,114,000      6,002,000
                                                   -----------    -----------
Deferred tax liabilities:
   Exploration and development expenditures
      expensed for tax and capitalized for books     9,424,000      6,002,000
   Basis differential in long-term investments .        70,000           --
Total deferred tax liabilities .................     9,494,000      6,002,000
                                                   -----------    -----------
Net deferred tax liability .....................   $ 3,380,000    $      --
                                                   ===========    ===========

        The valuation allowance is primarily related to net operating loss carryforwards for a consolidated subsidiary which may not be realized due to certain limitations.

        As of December 31, 1996, the Company has approximately $17.3 million of net operating loss carryforwards which begin to expire in 2006. The net operating loss carryforward assumes that certain items, primarily intangible drilling costs and delay rentals, have been written off in the current year, however, the Company has not made a final determination if an election will be made to capitalize all or part of these items for tax purposes.

7.       STOCKHOLDERS' EQUITY

COMMON STOCK

        In July 1995, the Company completed a public offering of 3,795,000 shares of common stock at a price of $10.50 per share. The total proceeds of the offering, net of issuance costs, received by the Company were approximately $36,876,000. The Company used a portion of these funds to retire $2,800,000 in long-term debt and the remainder of the proceeds is being used for additional drilling and other exploration and development activities and for other general corporate purposes.

TREASURY STOCK

        On December 9, 1996, the Board of Directors authorized the acceptance of 60,000 shares of the Company's common stock, based on the closing price of $18.00 per share, in satisfaction of certain obligations owed by affiliates of Messrs. Reeves and Mayell (See Note 10). The acquired stock will be used to fund the Company's future contributions to the employees' 401(k) plan.

WARRANTS

        The Company had the following warrants to purchase TMRC common stock outstanding at December 31, 1996:

                            NUMBER OF
                            SHARES UNDER   EXERCISE
WARRANTS                    WARRANT        PRICE         EXPIRATION DATE

Executive Officers          1,428,000      $5.85         *
General Partner             291,522        $0.65         December 31, 2015

  * A date one year following the date on which the respective warrant holder ceases to be an employee of the Company.

        During 1994, the following warrants were exercised for which TMRC received $1,870,000, net of stock issuance costs:

                                                    NUMBER OF
                                                  SHARES UNDER        EXERCISE
WARRANT HOLDER              WARRANTS                 WARRANT           PRICE
--------------              --------              ------------        --------
Kayne Anderson Group        Kayne Anderson            750,000          $ 1.00
Martin Lacoff               Class B                   150,000          $ 5.85
John Walker                 Class B                    52,088          $ 5.85

        On June 7, 1994, the shareholders of the Company approved a conversion of Class "B" Warrants held by Joseph A. Reeves, Jr. and Michael J. Mayell, which entitled each of them to purchase an aggregate of 714,000 shares of common stock, to Executive Officer Warrants. The new Warrants expire one year following the date on which the respective officer ceases to be an employee of the Company. The new Warrants further provide that in the event the officer's employment with the Company is terminated by the Company without "cause" or by the officer for "good reason," the officer will have the option to require the Company to purchase some or all of the Warrants held by the officer for an amount per Warrant equal to the difference between the exercise price, $5.85 per share, and the then prevailing market price of the common stock. The Company may satisfy this obligation with shares of its common stock.

STOCK OPTIONS

        Options to purchase the Company's common stock have been granted to officers, employees, nonemployee directors and certain key individuals, under various stock option plans. Options generally become exercisable in 25% cumulative annual increments beginning with the date of grant and expire at the end of ten years. At December 31, 1996 and 1995, 465,561 and 691,311 shares, respectively, were available for grant under the plans. A summary of option transactions follows:

                                                                     WEIGHTED
                                                    NUMBER OF         AVERAGE
                                                     SHARES       EXERCISE PRICE

        Outstanding at December 31, 1993             574,750          $  6.72
               Granted                                15,000          $ 13.13
               Exercised                                --               --
               Canceled                               (1,500)         $  8.38
                                                    ---------         -------
        Outstanding at December 31, 1994             588,250          $  6.88
               Granted                               209,750          $ 10.64
               Exercised                             (41,939)         $  3.64
               Canceled                              (14,311)         $  8.05
                                                    ---------         -------
        Outstanding at December 31, 1995             741,750          $  8.10
               Granted                               199,750          $  9.49
               Exercised                             (17,150)         $  7.86
               Canceled                              (29,250)         $ 10.33
                                                    ---------          ------
        Outstanding at December 31, 1996             895,100          $  8.34
                                                    =========         =======
        Range of exercise prices for option
           outstanding at December 31, 1996:
               $  1.13 - $  5.63                     188,000          $  4.53
               $  8.13 - $ 10.38                     602,100          $  8.92
               $ 11.00 - $ 15.63                     105,000          $ 11.86
                                                    ---------          ------
        Outstanding at December 31, 1996             895,100          $  8.34
                                                    =========         =======
        Shares exercisable:
               December 31, 1996                     598,159          $  7.55
               December 31, 1995                     401,439          $  7.12
               December 31, 1994                     287,875          $  6.24

        The weighted average remaining contractual life of options outstanding at December 31, 1996 was seven years.

        Pro forma information is required by SFAS No. 123 to reflect the estimated effect on net income and net income per share as if the Company had accounted for the stock options and other awards granted using the fair value method described in that Statement. The fair value was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 6.5%; dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of
0.30 and 0.35 for 1996 and

1995, respectively; and a weighted-average expected life of five years. These assumptions resulted in a weighted average grant date fair value of $3.49 and $4.34 for options granted in 1996 and 1995, respectively. For purposes of the pro forma disclosures, the estimated fair value is amortized to expense over the awards' vesting period. Reflecting the amortization of this hypothetical expense for 1996 and 1995 results in pro forma net income of $6,685,000 and $1,991,000, respectively, and pro forma net income per share of $0.43 and $0.15, respectively.

        The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. In addition, because SFAS 123 is applicable only to options granted subsequent to December 31, 1994, the pro forma information does not reflect the pro forma effect of all previous stock option grants of the Company, and thus the pro forma information is not necessarily indicative of future amounts until SFAS 123 is applied to all outstanding stock options.

DEFERRED COMPENSATION

        In July 1996, the Company through the Compensation Committee of the Board of Directors granted to Messrs. Reeves and Mayell (the Company's Chief Executive Officer and President, respectively) rights to the Company's common stock in lieu of cash compensation pursuant to the Company's Long-Term Incentive Plan. Under such grants, Messrs. Reeves and Mayell each elected to defer $180,000 and $400,000 of their compensation for 1996 and 1997, respectively. The Company also granted to each officer a 100% matching deferral, which is subject to a one-year vesting. Under the terms of the grants, the employee and matching deferrals are allocated to a common stock account in which units are credited to the accounts of the officer based on the number of shares that could be purchased at the market price of the common stock at June 28, 1996, for the deferrals of 1996 and at December 31, 1996, for the deferrals of 1997. At December 31, 1996, the plan had reserved 250,000 shares of common stock for future issuance and 80,004 rights have been granted. No actual shares of common stock are issued and the officer has no rights with respect to any shares unless and until there is a distribution. Distributions are to be made upon the death, retirement or termination of employment of the officer.

        The obligations of the Company with respect to the deferrals are unsecured obligations. The shares of common stock that may be issuable upon distribution of deferrals have been treated as a common stock equivalent in the financial statements of the Company. The compensation expense of $647,000 relating to these grants is reflected as a general and administrative expense.

8.      PROFIT SHARING AND SAVINGS PLAN

        The Company has a 401(k) profit sharing and savings plan (the "Plan") that covers substantially all employees and entitles them to contribute up to 15% of their annual compensation, subject to maximum limitations imposed by the Internal Revenue Code.

        TMRC matches 25% of each employee's contribution up to 10% of annual compensation subject to certain limitations as outlined in the Plan. In addition, TMRC may make discretionary contributions which are allocable to participants in accordance with the Plan. Contributions by TMRC into the Plan for 1996, 1995 and 1994 were approximately $118,000, $107,000 and $90,000, respectively.

9.      MAJOR CUSTOMERS

        Major customers for TMRC for the years ended December 31, 1996, 1995 and 1994 were as follows (based on purchases of oil and gas as a percent of total oil and gas sales):

                             YEAR ENDED DECEMBER 31,
       CUSTOMER                                   1996        1995         1994
       --------                                   ----        ----         ----

Phillips Petroleum Company                        49%          63%          96%
Koch Oil Company                                  26%          23%         --
Tauber Oil Company                                13%           9%         --
Plains Marketing and Transportation               11%           5%         --

        Phillips Petroleum Company ("Phillips") is the sole purchaser of TMRC's natural gas production from the Chocolate Bayou Field under a natural gas contract entered into pursuant to a farmout agreement with Phillips.

10.     RELATED PARTY TRANSACTIONS

        Texas Oil Distribution and Development, Inc. and Sydson Energy, Inc., entities controlled by Joseph A. Reeves, Jr. and Michael J. Mayell, respectively, collectively invested approximately $1,660,000, $625,000 and $900,000 for the years ended December 31, 1996, 1995 and 1994, respectively, in oil and natural gas drilling activities for which the Company was the operator. Collective amounts due from such entities for such activities were approximately $83,000 and $803,000 as of December 31, 1996 and 1995, respectively, which have been netted by amounts owed to them from the Company (See Note 7 regarding stock purchase from Messrs. Reeves and Mayell). Texas Oil Distribution and Development, Inc. and Sydson Energy, Inc. participated under the same terms negotiated with unaffiliated working interest owners.

        Mr. Joe Kares, a Director of TMRC, is a partner in the public accounting firm of Kares & Cihlar, which provided TMRC and its affiliates with accounting services for the years ended December 31, 1996, 1995 and 1994 and received fees of approximately $56,000, $68,000 and $121,000, respectively. Such fees exceeded 5% of the gross revenues of Kares & Cihlar for those respective years. Management believes that such fees were equivalent to fees that would have been paid to similar firms providing such services in arm's length transactions.

        In the interest of retaining talented technical personnel, the Company has adopted an incentive compensation system for its senior geologists, geophysicists and executives that relates each individual's compensation to the success of the Company's exploration activities by providing compensation based on results of the prospects.

11.      SUPPLEMENTAL CASH FLOWS INFORMATION

 FOR THE YEAR ENDED DECEMBER 31,             1996           1995          1994
 ------------------------------------------------------------------------------
                                                      (in thousands)
 Cash Payments:

      Interest                             $     3        $  96          $   1
      Income taxes                         $   (26)       $  37          $  78

 Non-Cash Operating and Financing Activities:

        Accounts receivable                $(1,080)         --             --
        Treasury stock (See Note 7)        $ 1,080          --             --

12.     QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

        The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 1996 and 1995.


                                                   QUARTER ENDED
                               MAR. 31  JUNE 30   SEPT. 30    DEC. 31    TOTAL
                               -------  -------   --------    -------    -----
                                   (in thousands, except per share amounts)
1996

Revenues ...................   $5,079   $ 5,628   $   6,856   $ 8,824   $26,387
                               ======   =======   =========   =======   =======
Results of operations from
  exploration and production
  activities (1) ...........   $2,186   $ 3,015   $   3,550   $ 5,191   $13,942
                               ======   =======   =========   =======   =======
Net income .................   $1,375   $ 1,531   $   1,771   $ 2,457   $ 7,134
                               ======   =======   =========   =======   =======
Net income per
  common and common
  equivalent share .........   $ 0.09   $  0.10   $    0.11   $  0.15   $  0.45
                               ======   =======   =========   =======   =======
1995

Revenues ...................   $1,917   $ 2,771   $   3,093   $ 4,486   $12,267
                               ======   =======   =========   =======   =======
Results of operations from
  exploration and production
  activities (1) ...........   $  885   $ 1,206   $   1,026   $ 1,784   $ 4,901
                               ======   =======   =========   =======   =======

Net income .................   $   92   $   231   $     622   $ 1,208   $ 2,153
                               ======   =======   =========   =======   =======
Net income per
  common and common
  equivalent share .........   $ 0.01   $ 0 .02   $    0.04   $0 .08    $  0.16
                               ======   =======   =========   =======   =======

   (1) Results of operations from exploration and production activities, which approximate gross profit, are computed as operating revenues less lease operating expenses, severance taxes and depletion.

              TEXAS MERIDIAN RESOURCES CORPORATION AND SUBSIDIARIES
            CONSOLIDATED SUPPLEMENTAL OIL AND NATURAL GAS INFORMATION
                                   (UNAUDITED)

        The following information is being provided as supplemental information in accordance with certain provisions of SFAS No. 69, "Disclosures about Oil and Gas Producing Activities." Expenditures for oil and natural gas properties attributable to TMRC for the years ended December 31, 1996, 1995 and 1994 were primarily to acquire, explore and develop oil and natural gas properties.

COSTS INCURRED IN OIL AND NATURAL GAS PROPERTY ACQUISITION, EXPLORATION AND DEVELOPMENT ACTIVITIES ARE SUMMARIZED BELOW:

                                           YEAR ENDED DECEMBER 31,
                                           1996      1995     1994
                                                 (in thousands)
Costs incurred during the year: (1)
        Property acquisition costs (2)   $ 3,726   $ 1,701   $ 1,212
        Exploration ..................    34,527    19,223    13,004
        Development ..................      --       1,957     2,423
                                         -------   -------   -------
                                         $38,253   $22,881   $16,639
                                         =======   =======   =======

   (1) Costs incurred during the years ended December 31, 1996, 1995 and 1994 include general and administrative costs related to acquisition, exploration and development of oil and natural gas properties, net of third party reimbursements, of $1,602,000, $1,497,000 and, $1,160,000, respectively.

   (2)  All property acquisition costs are related to unproved property.

CAPITALIZED COSTS RELATING TO OIL AND NATURAL GAS PRODUCING ACTIVITIES:

                             DECEMBER 31,
                           1996        1995
                            (in thousands)
Capitalized costs ...   $ 92,902    $ 54,649
Accumulated depletion    (17,654)     (9,132)
                        --------    --------
Net capitalized costs   $ 75,248    $ 45,517
                        ========    ========

        The leasehold costs which are excluded from the depletion base consist primarily of acreage acquisition costs and related geological and geophysical costs. For the years ended December 31, 1996 and 1995, costs of $29,718,000 and $16,950,000, respectively, were excluded from the depletion base. These costs are expected to be evaluated within the next three years.

RESULTS OF OPERATIONS FOR OIL AND NATURAL GAS PRODUCING ACTIVITIES:

                                                     YEAR ENDED DECEMBER 31,
                                                   1996        1995       1994
                                                         (in thousands)
Oil and natural gas sales ...................   $ 25,107    $ 11,224    $ 7,466
Oil and natural gas operating costs .........       (981)       (683)      (227)
Production and ad valorem taxes .............     (1,661)       (917)      (694)
Depletion ...................................     (8,523)     (4,723)    (2,890)
                                                --------    --------    -------
                                                  13,942       4,901      3,655
Income tax expense ..........................     (3,380)       --         --
                                                --------    --------    -------
Income from oil and natural gas producing
   activities (excluding interest expense and
   general and administrative expenses) .....   $ 10,562    $  4,901    $ 3,655
                                                ========    ========    =======

Depletion expense per MCFE ..................   $   1.01    $   0.86    $  0.81
                                                ========    ========    =======

PROVED RESERVES

        The following table sets forth the net proved reserves of TMRC as of December 31, 1996, 1995 and 1994, and the changes therein during the years then ended. The reserve information was provided by Ryder Scott Company Petroleum Engineers. All of TMRC's oil and natural gas producing activities are located in the United States.

PROVED RESERVES: ...................   OIL (BBLS)      GAS (MCF)

BALANCE AT DECEMBER 31, 1993 .......      186,015     12,512,000
        Production .................      (62,574)    (3,176,000)
        Revisions ..................        8,102      1,166,000
        Discoveries and extensions .      464,272      5,833,000
                                       ----------    -----------
BALANCE AT DECEMBER 31, 1994 .......      595,815     16,335,000
        Production .................     (219,421)    (4,195,136)
        Revisions ..................      152,272     10,338,134
        Discoveries and extensions .      751,813      1,612,002
                                       ----------    -----------
BALANCE AT DECEMBER 31, 1995 .......    1,280,479     24,090,000
        Production .................     (477,824)    (5,567,506)
        Revisions ..................      421,202     (1,641,694)
        Discoveries and extensions .    3,300,353      8,487,200
                                       ----------    -----------
BALANCE AT DECEMBER 31, 1996 .......    4,524,210     25,368,000
                                       ==========    ===========

PROVED DEVELOPED RESERVES: .........   OIL (BBLS)      GAS (MCF)

        Balance at December 31, 1996    2,704,799     24,458,000
        Balance at December 31, 1995    1,276,936     23,948,000
        Balance at December 31, 1994      582,722     15,680,000
        Balance at December 31, 1993      143,492     10,738,000

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH
   FLOWS RELATING TO PROVED OIL AND GAS RESERVES

        The information that follows has been developed pursuant to procedures prescribed by SFAS No. 69 and utilizes reserve and production data estimated by petroleum consultants. Reserve estimates are inherently imprecise and estimates of new discoveries are more imprecise than those of producing oil and natural gas properties. Accordingly, these estimates are expected to change as future information becomes available.

        The estimated discounted future net cash flows from estimated proved reserves are based on prices and costs as of the date of the estimate unless such prices or costs are contractually determined at such date. Actual future prices and costs may be materially higher or lower. Actual future net revenues also will be affected by factors such as actual production, supply and demand for oil and natural gas, curtailments or increases in consumption by natural gas purchasers, changes in governmental regulations or taxation and the impact of inflation on costs. Future income tax expense has been reduced for the effect of available net operating loss carryforwards.

                                                    AT DECEMBER 31,
                                             1996        1995        1994
                                             ----        ----        ----
                                                     (in thousands)

Future cash flows .....................   $ 226,425    $ 79,847    $ 39,892

Future production and development costs     (34,120)    (11,823)     (6,688)
Future income tax expense .............     (51,209)    (10,222)     (2,111)
                                          ---------    --------    --------
Future net cash flows .................     141,096      57,802      31,093
Discount to present value at
   10 percent annual rate .............     (30,086)    (11,501)     (4,946)
                                          ---------    --------    --------
Standardized measure of discounted
   future net cash flows ..............   $ 111,010    $ 46,301    $ 26,147
                                          =========    ========    ========

CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS

        The following table sets forth the changes in standardized measure of discounted future net cash flows for the years ended December 31, 1996, 1995 and 1994.

                                                           1996         1995        1994
                                                                  (in thousands)
BALANCE AT BEGINNING OF PERIOD ......................   $  46,301    $ 26,147    $ 23,311
                                                        ---------    --------    --------
SALES OF OIL AND GAS,
    NET OF PRODUCTION COSTS .........................     (22,465)     (9,624)     (6,545)

REVISIONS TO RESERVES PROVED
   IN PRIOR YEARS:
   Changes in prices, and production costs ..........      36,690       5,238      (7,640)
   Revisions of previous quantity estimates .........       2,708      18,642       1,628

ADDITIONS TO PROVED RESERVES:
   Current year discoveries, extensions
       and improved recovery ........................      67,079      10,352      11,263
   Changes in estimated future
      development costs .............................      (1,304)     (4,032)     (1,537)
   Development cost incurred during
      the period that reduce future development costs       2,539       5,137        --
   Accretion of discount ............................       4,630       2,615       2,331
   Net change in income taxes .......................     (30,826)     (4,569)      2,029
   Change in production rates (timing) and other ....       5,658      (3,605)      1,307
                                                        ---------    --------    --------
Net increase ........................................      64,709      20,154       2,836
                                                        ---------    --------    --------
BALANCE AT END OF PERIOD ............................   $ 111,010    $ 46,301    $ 26,147
                                                        =========    ========    ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

                                    PART III

        The information required in Items 10, 11, 12 and 13 is incorporated by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission on or before April 30, 1997.

                                     PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)     Documents filed as part of this report:

        1.      Financial Statements included in Item 8:

                (i)     Independent Auditor's Report

                (ii)    Consolidated Balance Sheets as of December 31, 1996 and
                        1995

                (iii) Consolidated Statements of Operations for each of the three years in the period ended December 31, 1996

                (iv) Consolidated Statements of Changes in Stockholders' Equity for each of the three years in the period ended December 31, 1996

                (v) Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1996

                (vi)    Notes to Consolidated Financial Statements

                (vii) Consolidated Supplemental Oil and Gas Information (Unaudited)

        2.      Financial Statement Schedule:

                (i)     Schedule VIII - Valuation and Qualifying Accounts and
                        Reserves

                        All other schedules are omitted as they are not applicable, not required or the required information is included in the consolidated financial statements or notes thereto.

        3.      Exhibits:

                3.1 Second Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1991, as amended by the Company's Form 8 filed March 4, 1993).

                3.2 Bylaws of the Company, as amended (incorporated by reference to Exhibit 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1991, as amended by the Company's Form 8 filed on March 4, 1993).

                4.1 Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-1, as amended (Reg. No. 33-65504)).

                4.2 Common Stock Purchase Warrant of the Company dated October 16, 1990, issued to Joseph A. Reeves, Jr. (incorporated by reference to Exhibit 10.8 of the Company's Annual Report on Form 10-K for the year ended December 31, 1991, as amended by the Company's Form 8 filed March 4, 1993).

                4.3     Common Stock Purchase Warrant of the Company dated
                        October 16,

                        1990, issued to Michael J. Mayell (incorporated by reference to Exhibit 10.9 of the Company's Annual Report on Form 10-K for the year ended December 31, 1991, as amended by the Company's Form 8 filed March 4, 1993).

                *4.4    Registration Rights Agreement dated October 16,
                        1990, among the Company, Joseph A. Reeves, Jr. and Michael J. Mayell (incorporated by reference to Exhibit
                        10.7 of the Company's Registration Statement on Form S-4, as amended (Reg. No. 33-37488)).

                *4.5 Warrant Agreement dated June 7, 1994, between the Company and Joseph A. Reeves, Jr. (incorporated by reference to Exhibit 4.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.)

                *4.6 Warrant Agreement dated June 7, 1994, between the Company and Michael J. Mayell (incorporated by reference to Exhibit 4.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.)

                *4.7 Form of 1993 Non-Employee Director Stock Option Agreement (incorporated by reference to Exhibit 4.9 of the Company's Registration Statement on Form S-8 (Reg. No. 33-86788)).

                 4.8 Credit Agreement dated as of May 16, 1995, by and among Texas Meridian Resources Exploration, Inc., the Company and Chemical Bank, as lender and agent (incorporated by reference to Exhibit 4.8 of the Company's Registration Statement on Form S-3, as amended (Reg. No. 33-92584)).

                 4.9 First Amendment dated as of January 19, 1996, to the Credit Agreement dated as of May 16, 1995, by and among Texas Meridian Resources Exploration, Inc., the Company and Chemical Bank, as lender and agent (incorporated by reference to Exhibit 4.8 of the Company's Annual Report on Form 10-K for the year-ended December 31, 1995).

                *10.1   Texas Meridian Resources Corporation Directors'
                        Stock Option Plan (incorporated by reference to Exhibit
                        10.5 of the Company's Annual Report on Form 10-K for the year ended December 31, 1991, as amended by the Company's Form 8 filed March 4, 1993).

                *10.2   Texas Meridian Resources Corporation 1990 Stock
                        Option Plan (incorporated by reference to Exhibit 10.6 of the Company's Annual Report on Form 10-K for the year ended December 31, 1991, as amended by the Company's Form 8 filed March 4, 1993).

                *10.3 Employment Agreement dated August 18, 1993, between the Company and Joseph A. Reeves, Jr.

                *10.4 Employment Agreement dated August 18, 1993, between the Company and Michael J. Mayell.

                *10.5 Form of Indemnification Agreement between the Company and its executive officers and directors (incorporated by reference to Exhibit

                        10.6 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

                *10.6 Texas Meridian Resources Corporation 1995 Long-Term Incentive Plan.

                *10.7   Deferred Compensation agreement dated July 31,
                        1996, between the Company and Joseph A. Reeves, Jr. (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).

                *10.8   Deferred Compensation agreement dated July 31,
                        1996, between the Company and Michael J. Mayell (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).

                21.     Subsidiaries of the Company.

                22.1    Consent of Ernst & Young LLP.

                22.2    Consent of Ryder Scott Company.

                27.1    Financial Data Schedule

             * Management contract or compensation plan.

        (b)    Reports on Form 8-K.

               No reports on Form 8-K have been filed by the Registrant during the fourth quarter of the year ended December 31, 1996.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    TEXAS MERIDIAN RESOURCES CORPORATION

                                    BY: /s/ JOSEPH A. REEVES, JR.
                                           Chief Executive Officer
                                         (Principal Executive Officer)
                                       Director and Chairman of the Board

Date:   March 5, 1997

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

               NAME                     TITLE                       DATE

BY: /s/ JOSEPH A. REEVES, JR.     Chief Executive Office           March 5, 1997
        Joseph A. Reeves, Jr.  (Principal Executive Officer)
                                  Director and Chairman
                                      of the Board

BY: /s/ MICHAEL J. MAYELL         President and Director           March 5, 1997
        Michael J. Mayell

BY: /s/ LLOYD V. DE LANO            Vice President -               March 5, 1997
        Lloyd V. DeLano           Director of Accounting
                          (Chief Financial and Accounting Officer)

BY: /s/ JOE E. KARES                     Director                  March 5, 1997
        Joe E. Kares

              TEXAS MERIDIAN RESOURCES CORPORATION AND SUBSIDIARIES
                                         SCHEDULE VIII
                        VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                     FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                        (in thousands)

                          BALANCE AT    CHARGED TO      CHARGED                      BALANCE
                          BEGINNING     COSTS AND       TO                           AT END
DESCRIPTION                 OF YEAR      EXPENSES       OTHER        DEDUCTIONS      OF YEAR
Allowance for doubtful receivables:

Year Ended:

December 31, 1996         $    121      $   --        $   --         $   --        $    121
                          =========     =========     =========      =========     ========

December 31, 1995         $    121      $   --        $   --         $   --        $    121
                          =========     =========     =========      =========     ========

December 31, 1994         $    121      $   --        $   --         $   --        $    121
                          =========     =========     =========      =========     ========