Form 10-K/A
period 1996-12-31
TEXAS MERIDIAN RESOURCES CORPORATION
filed 1997-04-30
CIK 869369

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K/A

                                 AMENDMENT NO. 1


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

               SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF ACT:

 (Title of each class)               (Name of each exchange on which registered)
Common Stock, $.01 par value               The American Stock Exchange, Inc.

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

                                  ____________

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Aggregate market value of shares of Common Stock
held by non-affiliates of the Registrant at February 25, 1997       $206,208,630

         Number of shares of Common Stock outstanding
at February 25, 1997                                                  14,393,299

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

         The Board of Directors of the Company are classified into three classes, each with a term of three years or until the director's successor is duly elected and qualified. Set forth below is certain information concerning the current directors of the Company, with each person's business experience for at least past five years:


                                                   PRESENT
                                                  POSITIONS                                        EXPIRATION
                                                  WITH THE                   DIRECTOR              OF PRESENT
         NAME                   AGE                COMPANY                    SINCE                   TERM
         ----                   ---               ---------                  --------              ----------
 Joseph A. Reeves, Jr.           50          Class III Director,               1990                   1999
                                            Chairman of the Board
                                             and Chief Executive
                                                   Officer
   Michael J. Mayell             49        Class III Director and              1990                   1999
                                                  President
     James T. Bond               72           Class I Director                 1997                   1997
     Joe E. Kares                52           Class II Director                1990                   1998
  Gary A. Messersmith            48           Class II Director                1997                   1997
    Jack A. Prizzi               60           Class I Director                 1993                   1997

         Joseph A. Reeves, Jr. is Chairman of the Board and Chief Executive Officer of the Company. Prior to assuming his positions with the Company, Mr. Reeves held similar positions with the Company's predecessor, Texas Meridian Resources, Ltd. ("TMR") from 1988 until 1990.

         Michael J. Mayell is President of the Company. Prior to assuming such position with the Company, Mr. Mayell held a similar position with TMR from 1988 to 1990.

         James T. Bond is General Manager of H.L. Hawkins, Jr. Oil and Gas located in Houston and New Orleans, Louisiana. He has been associated with that company for fifty years.

         Joe E. Kares has been a partner with the public accounting firm of Kares & Cihlar in Houston, Texas since 1980.

         Gary A. Messersmith has been a partner with the law firm of Fouts & Moore, L.L.P. in Houston, Texas since 1982. Mr. Messersmith was appointed to serve as a class II director to fill a vacancy created when the Board of Directors expanded the number of directors from four to six. Mr. Messersmith's appointment is required to be ratified by the Company's next annual meeting of stockholders.

         Jack A. Prizzi has served as Managing Director of Jack A. Prizzi and Co., an investment and financial advisory firm in New York, New York, since December 1988.

EXECUTIVE OFFICERS

         The following table provides information with respect to the executive officers and key employees of the Company, including executive officers of Texas Meridian Resources Exploration, Inc., a wholly-owned subsidiary of the Company ("TMRX"). Each executive officer has been elected to serve until his or her successor is duly appointed or elected by the Board of Directors or his or her earlier removal or resignation from office.

                                                                                                         YEAR FIRST
                                                                                                           ELECTED
         NAME OF OFFICER                         POSITION WITH THE COMPANY                    AGE        AS OFFICER
         ---------------                         -------------------------                    ---        ----------
Joseph A. Reeves, Jr.                         Chairman of the Board and Chief                 50            1990
                                              Executive Officer of the Company
Michael J. Mayell                          Director and President of the Company              49            1990
Lloyd V. DeLano                                Vice President of the Company                  46            1993
Ronald T. Ivy                               Vice President - Production of TMRX               45            1995
J. Larry Mathews                            Vice President-- Controller of TMRX               48            1990
Alan S. Pennington                          Vice President-- Development of TMRX              42            1990
W. Matt Ralls                            Vice President - Capital Markets of TMRX             47            1996
Bill Scarff                                    Vice President-- Land of TMRX                  41            1996
Daniel L. Smith                            Vice President - Exploration of TMRX               60            1996
Michael R. Stamatedes                       Vice President - Geophysics of TMRX               40            1996

         For additional information regarding Messrs. Reeves and Mayell, see "Directors," above.

         Lloyd V. DeLano joined the Company in January 1992 performing contract work and became an employee of the Company in October of 1992. Mr. DeLano was named Vice President - Director of Accounting of TMRX in April of 1993 and in June 1996 was named as Vice President of the Company. Mr. DeLano is a Certified Public Accountant with 24 years of oil and natural gas experience.

         Ronald T. Ivy joined the Company in August 1995 as the Vice President-Production of TMRX in charge of drilling and production operations. Mr. Ivy is a Registered Professional Engineer in the State of Texas. Mr. Ivy formed his own company, Tap Resources, Inc., in 1994. Prior to that time, he spent six years with Norcen Explorer as operations manager.

         J. Larry Mathews is Vice President-Controller of TMRX. Mr. Mathews is a Certified Public Accountant. In February 1987, Mr. Mathews accepted a position as Controller with Texas Meridian Corporation and has been employed by TMRX in his current position since April 1993.

         Alan S. Pennington joined the Company in August 1989 as Vice President-Geology of TMRX and was elected Vice President -- Development in 1996.

         W. Matt Ralls joined the Company in October, 1996 as Vice President--Capital Markets and Corporate Development. Prior to that, Mr. Ralls was Executive Vice President, Chief Financial Officer and a director of Kelley Oil and Gas Corporation, where he was employed from 1990 until 1996.

         William J. Scarff joined the Company in August 1996 as the Vice President-Land of TMRX. Mr. Scarff has over 18 years of oil industry experience. Mr. Scarff was employed by Burlington Resources Inc. for 14 years immediately preceding his employment with the Company. At Burlington, Mr. Scarff held a variety of land and operations management positions, most recently as Operations Manager for Burlington's South Texas area.

         Daniel L. Smith was appointed Vice President-Exploration in April 1996. Prior to that he was an independent geologist and a consultant to TMRX since March 1992. Before joining TMRX, Mr. Smith was part owner, Executive Vice President and a director of Texoil Company.

         Michael R. Stamatedes joined the Company in May 1995 and was named Vice President-Geophysics of TMRX in April 1996. Mr. Stamatedes was staff geophysicist for Benton Oil and Gas Company for 2 1/2 years prior to joining the Company. From 1990 to 1992, he was a director of INEXS, a full service 3-D seismic consulting firm for major oil companies, in New Orleans and Lafayette, Louisiana.

         Other than Mr. Bond, who is Mr. Mayell's father-in-law, there are no family relationships among the officers and directors of the Company and TMRX.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who beneficially own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by the regulations promulgated under Section 16(a) to furnish the Company with Copies of all Section 16(a) forms they file.

         Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that, during the period from January 1, 1996 through December 31, 1996, all filing requirements applicable to officers, directors and greater than ten percent shareholders were complied with.

ITEM 11.          EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

         The following tables contain compensation data for the Chief Executive Officer and four other executive officers whose 1996 salary and annual bonus compensation exceeded $100,000.

                                      SUMMARY COMPENSATION TABLE

                                                                                             Long-Term
                                               Annual Compensation                          Compensation
                              -----------------------------------------------------  --------------------------
                                                                     Other            Restricted     Securities       All Other
        Name and                                                     Annual             Stock        Underlying   COMPENSATION($)(4)
   PRINCIPAL POSITION   YEAR   SALARY($)(1)    BONUS($)(1)     COMPENSATION($)(2)    AWARD($)(1)     OPTIONS(#)
   ------------------   ----   -------------   ------------    ------------------    -----------     ----------   ------------------
Joseph A. Reeves, Jr.   1996         202,973        373,244            --               455,004      50,000            6,953
  CEO                   1995         315,124        341,864            --                 --         35,000(3)        10,850
                        1994         305,882        313,218         119,150               --             --           10,926

Michael J. Mayell       1996         202,973        373,244            --               455,004      50,000            6,953
  President             1995         315,124        341,864            --                 --         35,000(3)        10,850
                        1994         305,882        313,218         119,150               --             --           10,926

Alan S. Pennington      1996         158,948         13,183            --                 --           5,000           6,953
  VP Geology            1995         152,487         21,913            --                 --          15,000          10,319
                        1994         145,830         25,659          98,895               --             --           10,926

Ronald T. Ivy           1996         115,485         10,000            --                 --          10,000           6,205
  VP Production         1995          40,107         19,000          8,522                --          20,000              --
                        1994              --             --            --                 --             --               --


                        1996         115,383         10,000            --                 --           7,500           6,202
Michael R. Stamatedes   1995          77,331          8,333          25,566               --          20,000           5,833
  VP Geophysics         1994              --             --            --                 --             --               --

(1) Salary and bonus compensation excludes amounts deferred by Messrs. Reeves and Mayell pursuant to the Company's Long-Term Incentive Plan, which have been reported in the Restricted Stock Award Column. The Restricted Stock Award column also includes the vested portion of matching deferrals awarded by the Company pursuant to such plan. In July 1996, the Company through the Compensation Committee of the Board of Directors granted to Messrs. Reeves and Mayell rights to the Company's Common Stock in lieu of cash compensation pursuant to the Company's Long-Term Incentive Plan. The purpose of such grants was to provide retirement benefits to these executive officers. Under such grants, Messrs. Reeves and Mayell each elected to defer $180,000 and $400,000 of their compensation for 1996 and 1997, respectively. The Company also granted to each officer a 100% matching deferral, which is subject to a one-year vesting. Under the terms of the grants, the employee and matching deferrals are allocated to a Common Stock account in which units are credited to the accounts of the officer based on the number of shares that could be purchased at the market price of the Common Stock at June 28, 1996 ($9.00 per share), for the deferrals of 1996, and at December 31, 1996 ($17.00 per share), for the deferrals of 1997. At December 31, 1996, rights to 40,000 shares (including the amount of matching deferrals) of restricted stock had been granted to each of Mr. Reeves and Mayell, having a fair market value on December 31, 1996 of $680,000. No actual shares of Common Stock are issued and the officer has no rights with respect to any shares unless and until there is a distribution. Distributions are to be made upon the death, retirement or termination of employment of the officer. An amount equal to the dividends, if any, that would otherwise been paid with respect to such shares had they actually been issued will be credited to the respective Common Stock accounts as well.

(2) The Company has adopted a program under which net profit interests are granted to its executive officers and other key employees in prospects and wells in which the Company is pursuing and drilling. In general, the net profit interests range from 0.25% to 2.00% of any well and are subject to proportional reduction to the Company's interests. During 1994, net profit interests aggregating 6.17% were granted to five executive officers and key employees of the Company in various wells drilled by the Company in the Chocolate Bayou Field. Although such grants were intended to provide long-term incentive for the executive officer or employee by aligning his or her interests with those of the Company in its drilling efforts, such grants are not subject to vesting, the continued employment of the individual with the Company or other conditions. Accordingly, such grants are considered part of the Company's annual compensation package and not compensation under a long-term incentive plan. Each grant of a net profits interest has been valued based on a third party appraisal of the interest granted. All amounts reflected in this column are attributable to such grants. See "Certain Relationships and Related Transactions".

(3) Excludes 714,000 shares of Common Stock issuable to each of Messrs. Reeves and Mayell with respect to Executive Warrants received by them in connection with the Company's 1988 restructuring and acquisition of Walker Energy Partners and which were amended in 1994 with approval of shareholders to make various changes to more closely align the terms of the warrants with the continued employment of the officers with the Company.

(4)      Company contributions to its 401(k) plan.

                          OPTION GRANTS IN FISCAL 1996

                                                                                                           Potential Realizable
                                                                                                             Value at Assumed
                                                                                                              Annual Rates of
                                                                                                                Stock Price
                                                     Individual Grants                                        Appreciation for
                                                                                                                 OPTION TERM
                                                 ----------------------------------------------------      ---------------------
                                                                     % of Total
                                                      Number of        Options
                                                       Shares        Granted to  Exercise
                                                     Underlying      Employment    Price   Expiration
          NAME                                    OPTIONS GRANTED   FISCAL YEAR  ($/SHARE)    DATE          5% ($)      10% ($)

Joseph A. Reeves, Jr ..........................        50,000          25.3         9.00     6/30/06        733,002     1,167,184

Michael J. Mayell .............................        50,000          25.3         9.00     6/30/06        733,002     1,167,184

Alan S. Pennington ............................         5,000           2.5         9.00     6/30/06         73,300       116,718

Ronald T. Ivy .................................        10,000           5.1         9.00     6/30/06        146,600       233,437

Michael R. Stamatedes .........................         7,500           3.8         9.00     6/30/06        109,950       174,078

                 AGGREGATE OPTION EXERCISES IN FISCAL YEAR 1996
                       AND DECEMBER 31, 1996 OPTION VALUE


                                                                Number of      Value of Unexercised
                                                               Unexercised         In-the-Money
                                                                Options at          Options at
                                Shares                         December 31,        December 31,
                               Acquired                          1996(#)              1996($)
                                  on           Value           Exercisable/        Exercisable/
           Name              Exercise(#)    Realized($)       Unexercisable        Unexercisable
--------------------------  --------------  ------------   ------------------  --------------------
Joseph A. Reeves, Jr. (1)         --             --          193,500 /37,500     1,848,500/287,500
Michael J. Mayell (1)             --             --          193,500 / 37,500    1,848,500/287,500
Alan S. Pennington                --             --           55,000 /5,000       637,187 /37,375
Ronald T. Ivy                     --             --           10,000 /10,000      74,375 / 74,375

Michael R. Stamatedes             --             --            8,500 /8,750       64,219 / 64,219

(1) Excludes (i) warrants to purchase 146,761 shares of common stock at $0.65 per share granted to each of Messrs. Reeves and Mayell in October 1990 in connection with the Company's formation and (ii) warrants to purchase 714,000 shares of Common Stock at $5.85 per share pursuant to the Executive Warrants held by each of Messrs. Reeves and Mayell. The value of these warrants at December 31, 1996, based on the difference between the market price of the Common Stock at December 31, 1996, and the exercise price of the Warrants, was $10,468,237 for each of Messrs. Reeves and Mayell.


COMPENSATION OF DIRECTORS

         Non-employee directors of the Company receive an annual retainer, payable in quarterly installments, of $20,000. Non-employee directors also are reimbursed for expenses incurred in attending Board of Directors and committee meetings, including those for travel, food and lodging. Directors and members of committees of the Board of Directors who are employees of the Company or its affiliates are not compensated for their Board of Directors and committee activities.

         The Company has a Non-Employee Director Stock Option Plan (the "Director Stock Option Plan") pursuant to which options to purchase up to 270,000 shares of Common Stock may be granted. Under the Director Stock Option Plan each non-employee director is granted, on the date of his appointment, election, reappointment or re-election as a member of the Board of Directors, an option ("Director Option") for 15,000 shares of Common Stock at an exercise price equal to the fair market value of a share of Common Stock on the date of grant. The duration of each Director Option is five years from the date of grant, and each Director Option may be exercised in whole or in part at any time after the date of grant; provided, however, that the option vests with respect to 25% of the shares of Common Stock covered by such Director Option one year after the date of grant, with respect to an additional 25% of such shares of Common Stock two years after the date of grant, and with respect to all remaining shares of Common Stock three years after the date of grant. There are currently outstanding options to acquire 90,000 shares under the Directors Stock Option Plan with a weighted average exercise price of $10.07 per share.

         In addition to the options granted under the Director Stock Option Plan, on December 30, 1993, Messrs. Kares and Prizzi, non-employee directors of the Company, were each granted options to purchase 25,000 shares of Common Stock at an exercise price of $8.125 per share, the closing market price of the

Common Stock on the date of grant. These options expire on December 30, 1998, and have terms, including vesting and rights of exercise substantially identical to the Director Options. These grants were made as one-time grants to provide additional incentive to the Company's non-employee directors and to more closely align their interests to the long-term interest of the Company's shareholders.

EMPLOYMENT AGREEMENTS

         The Company has entered into an employment agreement ("Employment Agreement") with each of Messrs. Reeves and Mayell. Each Employment Agreement is for a term of three years, renewable annually for a term to extend three years from such renewal date. Each Employment Agreement provides for compensation in a minimum amount of $289,800 per annum, to be reviewed at least annually for possible increases, and annual bonuses and other perquisites in accordance with company policy. In the event either of Messrs. Reeves or Mayell terminates his employment for "Good Reason" (as defined below), or is terminated by the Company for other than "Good Cause" (as defined below), such individual would receive a cash lump sum payment equal to the sum of (i) the base salary for the remainder of the employment period under the Employment Agreement, (ii) an amount equal to the last annual bonus paid to him, (iii) two times the sum of his annual base salary and last bonus, (iv) all compensation previously deferred and any accrued interest thereon, (v) a lump sum retirement benefit equal to the actuarial equivalent of the benefits lost by virtue of the early termination of the employee and (vi) continuation of benefits under the Company's benefit plans. In the event either of Messrs. Reeves or Mayell dies or is terminated by the Company for Good Cause, such individual or such individual's estate, as applicable, would receive all payments then due him under the Employment Agreement through the date of termination, including a prorated annual bonus and any compensation previously deferred. Each of Messrs. Reeves and Mayell is also entitled under each Employment Agreement to certain gross-up payments if an excise tax is imposed pursuant to Section 4999 of the Code, which imposes an excise tax on certain severance payments in excess of three times an annualized compensation amount following certain changes in control, on any payment or distribution made to either of them.

         The term "Good Reason" is defined in each Employment Agreement, with respect to each of Messrs. Reeves and Mayell, generally to mean (i) a change in the nature or scope of the duties or responsibilities of such individual, unless remedied by the Company; (ii) any failure by the Company to pay any form of compensation stated in each Employment Agreement, unless remedied by the Company; (iii) requiring such individual to be based at any office or location 30 miles or more from the current location of the Company, other than travel reasonably required in the performance of such individual's responsibilities;
(iv) any purported termination by the Company of such individual's employment other than due to death or for Good Cause; or (v) any failure of the Company to require a successor of the Company to assume the terms of the Employment Agreement. The term "Good Cause" is defined in each Employment Agreement generally to mean (i) such individual has been convicted of a felony that is no longer subject to direct appeal; (ii) such individual has been adjudicated to be mentally incompetent so as to affect his ability to serve the Company that is no longer subject to direct appeal or (iii) such individual has been found guilty of fraud; or willful misfeasance so as to materially damage the Company that is no longer subject to direct appeal.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information, as of April 2, 1997, with respect to the beneficial ownership of Common Stock by (a) each director, (b) each named executive officer in the Summary Compensation Table, (c) each shareholder known by the Company to be the beneficial owner of more than 5% of the Common Stock and (d) all officers and directors of the Company as a group.

                                                         NO. OF SHARES
                                                         BENEFICIALLY
                                NAME                         OWNED                 PERCENT(1)
Joseph A. Reeves, Jr. (2).........................         1,248,199                  8.16
  15995 N. Barkers Landing, Suite 300
  Houston, Texas 77079
Michael J. Mayell (3).............................         1,178,213                  7.70
  15995 N. Barkers Landing, Suite 300
  Houston, Texas 77079
Alan S. Pennington (4)............................          60,824                    *
Ronald T. Ivy (5).................................          10,000                    *
Michael R. Stamatedes (6).........................           8,869                    *
James T. Bond.....................................          11,000                    *
Joe E. Kares (7)..................................          41,250                    *
Gary A. Messersmith...............................            200                     *
Jack A. Prizzi (8)................................          47,750                    *
All officers and directors........................         2,700,429                 16.43
  as a group (14 persons)(2)(3)(4)(5)(6)(7)(8)(9)
Warburg, Pincus Counsellors, Inc. (10)............         1,967,050                 13.67
  466 Lexington Avenue
  New York, New York 10017
Ardsley Advisory Partners (11)....................         1,483,000                 10.30
  646 Steamboat Road
  Greenwich, Connecticut  06830
Neumeier Investment Counsel (12)..................         1,440,150                 10.01
  26435 Carmel Rancho Boulevard
  Carmel, California  93923
Mellon Bank Corporation (13)......................         1,040,000                  7.23
  One Mellon Bank Center
  Pittsburg, Pennsylvania  15258
Kayne-Anderson Group (14).........................           888,800                  6.18
  c/o Kayne, Anderson Investment Mgmt.
  1800 Avenue of the Stars, Suite 1425
  Los Angeles, California 90067

*        Less than 1%

(1) Shares of Common Stock which are not outstanding but which can be acquired by a person upon exercise of an option or warrant within sixty days are deemed outstanding for the purpose of computing the percentage of outstanding shares beneficially owned by such person.

(2)      Includes 145,761 shares, 714,000 shares, 168,500 shares and 25,000 shares of Common Stock that Mr. Reeves has the right to acquire upon the exercise of the General Partner Warrant, Executive Warrants, a stock option under the Company's 1990 Stock Option Plan and a stock option under the Company's 1995 Long-Term Incentive Plan, respectively.

(3)      Includes 145,761 shares, 714,000 shares, 168,500 shares and 25,000 shares of Common Stock that Mr. Mayell has the right to acquire upon the exercise of the General Partner Warrant, Executive Warrants, a stock option under the Company's 1990 Stock Option Plan and a stock option under the Company's 1995 Long-Term Incentive Plan, respectively.

(4) Includes 55,000 shares of Common Stock that Mr. Pennington has the right to acquire upon the exercise of a stock option under the Company's 1990 Stock Option Plan.

(5) Includes 5,000 shares and 5,000 shares of Common Stock that Mr. Ivy has the right to acquire upon the exercise of a stock option under the Company's 1990 Stock Option Plan and a stock option under the Company's 1995 Long-Term Incentive Plan, respectively.

(6) Includes 5,000 shares and 3,750 shares of Common Stock that Mr. Stamatedes has the right to acquire upon the exercise of a stock option under the Company's 1990 Stock Option Plan and a stock option under the Company's 1995 Long-Term Incentive Plan, respectively.

(7) Includes 41,250 shares of Common Stock that Mr. Kares has the right to acquire upon the exercise of Director Options.

(8) Includes 45,000 shares of Common Stock that Mr. Prizzi has the right to acquire upon the exercise of Director Options.

(9) Includes 54,125 shares and 13,750 shares of Common Stock that other officers have the right to acquire upon the exercise of a stock option under the Company's 1990 Stock Option Plan and a stock option under the Company's 1995 Long-Term Incentive Plan, respectively.

(10) Warburg, Pincus Counsellors, Inc. has sole power to vote 1,262,900 and sole power to dispose of all such shares.

(11) Ardsley Advisory Partners has shared voting and dispositive power for all such shares.

(12) Neumeier Investment Counsel has sole power to vote 680,100 of such shares and sole power to dispose of all such shares.

(13) Mellon Bank Corporation has sole voting power to vote all such shares and shared power to dispose of 1,009,000 shares.

(14) Kayne-Anderson Group has shared voting and dispositive power for all such shares.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In the ordinary course of business, the Company offers participation in exploration prospects to industry partners. Terms of each participation vary depending on the risk and economic conditions of the industry. In addition, in an effort to provide the Company's executive officers and key employees with additional incentive to identify and develop successful exploratory prospects for the Company, the Company has adopted a policy of offering to its principal executive officers and key employees responsible for the identification and development of prospects the right to participate in each of the prospects pursued by the Company. Such participation is required to be on the same terms and conditions as the Company and its outside partners and is currently limited in aggregate to an approximate 8% working interest in any prospect. Other than prospects in the Chocolate Bayou Field in which Mr. Reeves and Mr. Mayell each have a right to have a 3.3% working interest and prospects completed prior to 1994 in which Messrs. Reeves and Mayell each has a working interest of 3.5%, the maximum percentage which Messrs. Reeves and Mayell may currently elect to participate in any prospect is a 1.5% working interest for each Messrs. Reeves and Mayell and a 1% working interest in Chocolate Bayou Field for Paul E. Faulk, the Company's reservoir engineer.

         During 1996, the following individuals, either personally or through wholly-owned or affiliated corporations, participated as working interest owners in properties of the Company:

                                                          AMOUNT PAID
                                                              or
                                                          Obligation
         INDIVIDUAL                 PROSPECT(2)          INCURRED(2)(3)
         ----------              ----------------          --------
  Joseph A. Reeves, Jr.(1)       Bayou Lafourche            $ 8,375
                                 E Cameron                  242,783
                                 Lake Boeuf                  82,245
                                 NE Thornwell                    36
                                 SW Holmwood                112,192
                                 N Crescent Farms           150,114
                                 Deep Saline                 70,838
                                 Chocolate Bayou            163,344
                                                           --------
                                                           $829,927
                                                           ========
  Michael J. Mayell(1)           Bayou Lafourche            $ 8,375
                                 E Cameron                  242,783
                                 Lake Boeuf                  82,245
                                 NE Thornwell                    36
                                 SW Holmwood                112,192
                                 N Crescent Farms           150,114
                                 Deep Saline                 70,838
                                 Chocolate Bayou            163,344
                                                           --------
                                                           $829,927
                                                           ========
      Paul E. Faulk              Chocolate Bayou           $ 62,884
                                                           ========
_______________
(1) The investments by Mr. Reeves are effected through Texas Oil Distribution and Development, Inc. ("TODD") and the investments by Mr Mayell are effected through Sydson Energy, Inc. (Sydson").

(2) Represents working interest in ten wells, of which four were successful and three were in progress. The average working interests in each well acquired was 1.3% for each of Messrs. Reeves and Mayell. Each of such working interest purchases took place prior to spudding the respective wells.

(3) The amounts set forth in this column represent amounts paid or payable by the individual with respect to the well or prospect to acquire the working interest and to pay for acquisition, drilling and completion costs pursuant to the terms of the operating or other agreement relating to the prospect or well. Ordinary course of business payments with respect to operating costs have been excluded.

         Under the terms of the operating and other agreements relating to the Company's wells and prospects, the Company, as operator, incurs various expenses relating to the prospect or well that are then billed to the working interest owner. During 1996, each of TODD and Sydson were indebted to the Company for expenses paid by the Company in respect of their working interest in various prospects and wells in which the Company acted as operator. The largest account balance of such parties with the Company during 1996, under such operating agreements was $1,067,000 for TODD and $1,075,000 for Sydson. No interest was charged with respect to these outstanding amounts. As of December 31, 1996, TODD and Sydson each had an outstanding account balance with the Company with respect to wells and prospects in which they were participating in the amounts of $83,000, which have been netted by amounts owed to them from the Company.

         The Company believes that the granting of participation interests to its employees in the Company's prospects promotes in them a proprietary interest in the Company's exploration efforts that benefits the Company and its shareholders. To achieve this objective, the Company has entered into agreements with certain executive officers and key employees of the Company and a trust for the benefit of all employees of the Company whereby such persons or trust are granted net profits interest in the oil and natural gas production from certain properties to the extent the Company acquires a mineral interest therein. The net profits interest received is equivalent to an overriding royalty interest less a proportionate share of the costs incurred by the Company and its participating working interest owners for landowner royalties, severance and production taxes and normal lease operating expenses, exclusive of drilling well overhead rates and costs associated with the establishment or enhancement of production. The interest to be granted with respect to any property will be proportionately reduced to the extent the interest of the Company and its participating working interest owners is less than 100%. The net profits interest for an individual officer or employee applies to all properties on which the Company expends funds during the employee's employment with the company for the identification or acquisition of geological, land or engineering data or for the drilling of a well. The net profits interest with respect to a particular property continues following the officer's termination of employment so long as there is not a three-year period following the expiration or termination of the last mineral interest in such property during which the Company does not have a mineral interest therein. During such time as the officer has a net profits interest in a particular property, the agreement provides that the Company will have an exclusive option to acquire leases and other mineral interests therein.

         During 1994, each of Messrs. Reeves and Mayell was granted a 2.00% net profits interest in various prospects owned by the Company in 1994 and Mr. Pennington was granted a 1.667% net profits interest in various prospects owned by the Company in 1994. During 1995, Messrs. Ivy and Stamatedes were granted a 0.25% and 0.75%, respectively, net profits interest in various prospects owned by the Company in 1995. It is currently contemplated that similar grants will be made to such persons with respect to new prospects.

         Joe E. Kares, a member of the Executive Compensation Committee, is a partner in the public accounting firm of Kares & Cihlar, which provided the Company and its affiliates with accounting services for 1996 and received fees therefor of approximately $56,000 . These fees exceeded 5% of the gross revenues of Kares & Cihlar for 1996. The Company believes that these fees were equivalent to the fees that would have been paid to similar firms providing its services in arm's length transactions.

         Mr. Messersmith is a partner in the law firm of Fouts & Moore, L.L.P. in Houston, Texas, which periodically provides legal services for the Company. In addition, the Company has Mr. Messersmith on personal retainer of $6,250 per month relating to services provided to the Company personally by Mr. Messersmith.

                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      TEXAS MERIDIAN RESOURCES CORPORATION
                                  (Registrant)


 Date:    April 30, 1997                      By: JOSEPH A. REEVES, JR.
                                                  ---------------------

                                                  JOSEPH A. REEVES, JR.
                                                  CHIEF EXECUTIVE OFFICER