Form 10-Q
period 1997-03-31
TEXAS MERIDIAN RESOURCES CORPORATION
filed 1997-05-08
CIK 869369

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended:  MARCH 31, 1997

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Number of shares of common stock outstanding at May 1, 1997           14,393,304

                      TEXAS MERIDIAN RESOURCES CORPORATION
                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

                                                                        Page
                                                                        Number
                                                                        ------
PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements

         Consolidated Statements of Operations (unaudited) for
            the Three Months Ended March 31, 1997 and 1996 ...............   3

         Consolidated Balance Sheets as of March 31, 1997 (unaudited)
            and December 31, 1996 ........................................   4

         Consolidated Statements of Cash Flows (unaudited) for the
            Three Months Ended March 31, 1997 and 1996 ...................   6

         Notes to Consolidated Financial Statements (unaudited) ..........   7

   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations ................   8


PART II - OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K .............................  12


SIGNATURE ................................................................  13

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

              TEXAS MERIDIAN RESOURCES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                    THREE MONTHS ENDED MARCH 31,
                                                       ---------------------
                                                        1997          1996
                                                       -------      --------
                                                      (in thousands, except for
                                                       per share information)
REVENUES:
   Oil and natural gas ..........................      $ 8,131      $  4,626
   Interest and other ...........................          198           453
                                                       -------      --------
                                                         8,329         5,079
                                                       -------      --------
COSTS AND EXPENSES:
   Oil and natural gas operating ................          368           199
   Severance and ad valorem taxes ...............          662           310
   Depletion, depreciation
      and amortization ..........................        2,657         2,017
   General and administrative ...................        1,413           923
   Interest .....................................         --               1
                                                       -------      --------
                                                         5,100         3,450
                                                       -------      --------
INCOME BEFORE INCOME TAXES ......................        3,229         1,629
                                                       -------      --------
INCOME TAX EXPENSE:
   Current ......................................         --             (26)
   Deferred .....................................        1,130           280
                                                       -------      --------
                                                         1,130           254
                                                       -------      --------
NET INCOME ......................................      $ 2,099      $  1,375
                                                       =======      ========
Net income per common
   and common equivalent share ..................      $  0.13      $   0.09
                                                       =======      ========
Weighted average number of common and
   common equivalent shares .....................       15,900        15,628
                                                       =======      ========

                 See notes to consolidated financial statements.

                   TEXAS MERIDIAN CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                      MARCH 31,    DECEMBER 31,
                                                        1997          1996
                                                      ---------     ---------
                                                    (unaudited)
                                                          (in thousands)
                                    ASSETS
CURRENT ASSETS:
   Cash and cash equivalents .....................    $   5,709     $  17,267
   Accounts receivable (less allowance for
      doubtful receivables of $121,000) ..........        7,145         7,116
   Due from affiliates ...........................        1,076           857
   Prepaid expenses and other ....................          301           105
                                                      ---------     ---------
         Total current assets ....................       14,231        25,345
                                                      ---------     ---------
PROPERTY AND EQUIPMENT:
   Oil and natural gas properties, full cost
      method (including $35,319,000 [1997]
      and $29,718,000 [1996] not subject
      to depletion) ..............................      108,234        92,902
   Land ..........................................          478           478
   Equipment .....................................        2,946         2,628
                                                      ---------     ---------
                                                        111,658        96,008
   Less accumulated depletion and depreciation ...      (21,134)      (18,506)
                                                      ---------     ---------
                                                         90,524        77,502
                                                      ---------     ---------
OTHER ASSETS .....................................          385           415
                                                      ---------     ---------
                                                      $ 105,140     $ 103,262
                                                      =========     =========

                 See notes to consolidated financial statements.

              TEXAS MERIDIAN RESOURCES CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (continued)

                                                      MARCH 31,    DECEMBER 31,
                                                        1997          1996
                                                      ---------     ---------
                                                     (unaudited)
                                                          (in thousands)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

   Accounts payable ..............................    $  11,457     $   4,225
   Revenues and royalties payable ................        4,550         5,530
   Accrued liabilities ...........................        3,704        11,752
                                                      ---------     ---------
      Total current liabilities ..................       19,711        21,507
                                                      ---------     ---------
DEFERRED INCOME TAXES ............................        4,510         3,380
                                                      ---------     ---------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

   Preferred stock, $1.00 par value
      (25,000,000 shares authorized,
      none issued and outstanding) ...............         --            --
   Common stock, $0.01 par value (100,000,000
      shares authorized, 14,453,302 [1997]
      and 14,453,298 [1996] issued ...............          146           145
   Additional paid-in capital ....................       75,816        75,265
   Accumulated earnings ..........................        6,487         4,388
   Unamortized deferred compensation .............         (450)         (343)
                                                      ---------     ---------
                                                         81,999        79,455
   Treasury stock, at cost (60,000 shares) .......       (1,080)       (1,080)
                                                      ---------     ---------
   Total stockholders' equity ....................       80,919        78,375
                                                      ---------     ---------
                                                      $ 105,140     $ 103,262
                                                      =========     =========

                 See notes to consolidated financial statements.

              TEXAS MERIDIAN RESOURCES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                    THREE MONTHS ENDED MARCH 31,
                                                        --------------------
                                                          1997        1996
                                                        --------    --------
                                                           (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income .......................................   $  2,099    $  1,375
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depletion and depreciation ....................      2,628       1,996
      Amortization of other assets ..................         29          21
      Deferred income taxes .........................      1,130         280
      Non-cash compensation .........................        445        --
   Changes in assets and liabilities:
      Accounts receivable ...........................        (29)       (827)
      Due from affiliates ...........................       (219)       (583)
      Prepaid expenses and other current assets .....       (196)         21
      Accounts payable ..............................      7,232       2,298
      Revenues and royalties payable ................       (980)        865
      Accrued liabilities ...........................        (21)         40
                                                        --------    --------
   Net cash provided by operating activities ........     12,118       5,486
                                                        --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:

      Property and equipment additions ..............    (23,676)     (9,597)
                                                        --------    --------
   Net cash used in investing activities ............    (23,676)     (9,597)
                                                        --------    --------

NET CHANGE IN CASH AND CASH EQUIVALENTS .............    (11,558)     (4,111)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD ...........................     17,267      35,658
                                                        --------    --------
CASH AND CASH EQUIVALENTS
   AT END OF PERIOD .................................   $  5,709    $ 31,547
                                                        ========    ========

                 See notes to consolidated financial statements.

              TEXAS MERIDIAN RESOURCES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.    BASIS OF PRESENTATION

These consolidated financial statements reflect the accounts of Texas Meridian Resources Corporation (the "Company" or "TMRC") and its subsidiaries after elimination of all significant intercompany transactions and balances. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in TMRC's Annual Report on Form 10-K for the year ended December 31, 1996, as filed with the Securities and Exchange Commission ("SEC").

The financial statements included herein as of March 31, 1997, and for the three month periods ended March 31, 1997 and 1996 are unaudited, and, in the opinion of management, the information furnished reflects all material adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented.

2.    NET INCOME PER SHARE

Net income per share is calculated by dividing net income by the weighted average common shares and (in periods in which they have a dilutive effect) common share equivalents outstanding during the period, excluding shares held in treasury. Shares of common stock issuable under stock options, warrants and stock rights are treated as common share equivalents when dilutive.

For the periods presented, there is no difference between primary and fully diluted net income per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following is a discussion of the Company's financial operations for the three months ended March 31, 1997 and 1996. The notes to the Company's consolidated financial statements included in this report, as well as the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (and the notes attached thereto), should be read in conjunction with this discussion.

OVERVIEW

Results for the first quarter of 1997 reflected a continuing increase in the Company's oil and natural gas production. Oil production was up 76% for the first three months of 1997 compared to the first three months of 1996 and natural gas production was up 16% for the first three months of 1997 compared to the first three months of 1996. These increases in production reflected the continuing increase in exploration and development activities by the Company and the addition of new producing wells during the last twelve months. Late in the first quarter of 1997, the Company placed on production two new oil wells. These new wells are expected to partially offset declines in production from other wells. The Company currently has three wells in the process of being drilled and anticipates spudding two additional wells before the end of the second quarter.

Although there can be no assurance as to the results of the Company's current drilling program, the increase in the Company's exploration activities is expected to result in increased revenue and income for the remainder of 1997 and into 1998. Future results, however, will be subject to the level of success in the program and prevailing prices of crude oil and natural gas.

LIQUIDITY AND CAPITAL RESOURCES

During the first three months of 1997, the Company's liquidity needs were met from oil and natural gas production sales and from cash reserves. As of March 31, 1997, the Company had a cash balance of $5.7 million and a negative working capital of $5.5 million. The decrease in both the cash balance and working capital reflects capital expenditures related to the Company's increasing exploration activities.

In order to provide the Company with additional funds to finance its future exploration and development program and to satisfy working capital needs, the Company's operating subsidiary, Texas Meridian Resources Exploration, Inc. ("TMRX"), maintains a line of credit with The Chase Manhattan Bank ("Chase"). TMRX's obligations under this facility are guaranteed by the Company and secured by the stock of TMRX and certain other subsidiaries of the Company. Borrowings under the credit agreement mature on December 31, 1999. Under this facility, the Company may borrow, on a revolving basis, up to $20 million, subject to satisfaction of a borrowing base as determined from time to time by The Chase Manhattan Bank. The initial borrowing base under the facility was established at $7.5 million and is subject to increase based on the Company's reserves. Based on discussions with Chase, the Company believes that its reserves would support an increase in its borrowing base to an amount in excess of $20 million. The Company intends to increase the borrowing base during the remainder of the year as needed to fund its 1997 exploration program.

Capital expenditures for the first quarter of 1997 consisted of $15.3 million for property and equipment additions related to exploration and development of various prospects, including lease, seismic data acquisitions, drilling and completion costs. The Company has budgeted approximately $50 million in capital expenditures during 1997 for the further development and drilling of its south Louisiana and southeast Texas prospects as well as costs associated with additional acquisition of leases, seismic data and interpretive work. Future cash requirements will be provided from existing cash, cash flow from current properties and newly-drilled properties developed on the Company's exploration prospects and anticipated borrowings under the Company's credit facility with The Chase Manhattan Bank.

In management's opinion, the Company has sufficient capital resources available to it to fund its 1997 development and drilling plans and other obligations and liquidity. Cash requirements beyond 1997 will be dependent upon the success of the Company's current drilling program and the nature and extent of capital expenditures that might be required for exploration and development activities at that time.

It is the policy of the Company to retain its existing cash for reinvestment in the businesses of the Company and not to pay dividends with respect to its common stock in the foreseeable future.

RESULTS OF OPERATIONS

OPERATING REVENUES. First quarter 1997 oil and natural gas revenues increased $3.5 million as compared to first quarter 1996 revenues due to increases in both production and average prices. Oil and natural gas production rose by 76% and 16%, respectively, due in large part to the successful completion of several new wells. Natural gas prices rose by 37% over the same time period due to, among other things, higher demand and lower storage levels to satisfy supply needs. Oil prices also increased, by 17% over prices for the first quarter of 1996.

The following table summarizes operating revenues, production volumes and average sales prices for the Company for the three months ended March 31, 1997 and 1996.

                                         THREE MONTHS ENDED
                                              MARCH 31,                  1997
                                         ------------------    1997   PERCENTAGE
                                           1997      1996    INCREASE  INCREASE
                                         --------  --------  --------  --------
Volume:
  Oil (Mbbl) ..........................       153        87        66        76%
  Natural Gas (Mmcf) ..................     1,442     1,246       196        16%

Average Price Per Unit:
  Oil (Bbl) ...........................  $  22.48  $  19.28  $   3.20        17%
  Natural Gas (Mcf) ...................  $   3.25  $   2.37  $   0.88        37%

Gross Revenues (000's):
  Oil .................................  $  3,439  $  1,677  $  1,762       105%
  Natural Gas .........................     4,692     2,949     1,743        59%
                                         --------  --------  --------  --------
        Total .........................  $  8,131  $  4,626  $  3,505        76%
                                         ========  ========  ========  ========

OPERATING EXPENSES. Oil and natural gas operating expenses increased $0.2 million to $0.4 million for the three months ended March 31, 1997, compared to $0.2 million for the three months ended March 31, 1996. The increase was primarily due to added operating expenses related to the additional wells brought on production during the last twelve months.

SEVERANCE AND AD VALOREM TAXES. Severance and ad valorem taxes increased $0.4 million for the current quarter as compared to the same period in 1996. This increase is a direct result of the increase in producing wells and revenues and an increased level of oil production in Louisiana, which has the highest severance tax rate for all of the Company's production.

INTEREST AND OTHER INCOME. Interest and other income during the first quarter 1997 decreased $0.3 million from the comparable period in 1996. This decrease was the result of a decrease in average cash balances reflecting the Company's increase in capital expenditures.

DEPLETION, DEPRECIATION AND AMORTIZATION. Depletion, depreciation and amortization expense increased during the first quarter of 1997 to $2.7 million from $2 million for the same period of 1996. This increase was primarily a result of increased capital expenditures subject to depletion and increased total production. The natural gas equivalent production for the three months ended March 31, 1997, was 2,360 MMCFE as compared to 1,768 MMCFE for the three months ended March 31, 1996. The Company uses the unit of production method of depletion of its oil and natural gas properties.

GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense increased $0.5 million for the first quarter of 1997 as compared to the first quarter of 1996. The increase is due primarily to an increase in salaries and wages and related employee costs associated with the Company's expanded exploration activities and overall growth.

INCOME TAX EXPENSE. The provision for deferred income taxes was $1.1 million for the first quarter of 1997 as compared to $0.3 million for the first quarter of 1996. The deferred income tax increase is due to the Company's increase in net income and due to prior years' loss carryforwards having been fully utilized for accounting purposes in 1996.

FORWARD-LOOKING INFORMATION

From time-to-time, the Company may make certain statements that contain "forward-looking" information as defined in the Private Securities Litigation Reform Act of 1995 and that involves risk and uncertainty. These forward-looking statements may include, but are not limited to exploration and seismic acquisition plans, anticipated results from current and future exploration prospects, the anticipated results of wells based on logging data and production tests, future sales of production, earnings, margins, production levels and costs, market trends in the oil and natural gas industry and the exploration and development sector thereof, environmental and other expenditures and various business trends. Forward-looking statements may be made by management orally or in writing including, but not limited to, the Management's Discussion and Analysis of Financial Condition and Results of Operations section and other sections of the Company's filings with the Securities and Exchange Commission under the Securities Act of 1933 and the Securities and Exchange Act of 1934.

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

      27.1 Financial Data Schedule

(b)   Reports on Form 8-K.

      The Registrant filed no reports on Form 8-K during the quarter covered by this report.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

              TEXAS MERIDIAN RESOURCES CORPORATION AND SUBSIDIARIES
                                  (Registrant)

Date:    MAY 8, 1997          By:   LLOYD V. DELANO
                                    Lloyd V. DeLano
                                    Vice President
                                    (Chief Financial and Accounting Officer)