Form 10-Q
period 1997-06-30
MERIDIAN RESOURCE CORP
filed 1997-08-14
CIK 869369

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended:  JUNE 30, 1997

                                       OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

            For the transition period from __________________ to _______________


                         Commission file number: 1-10671



                        THE MERIDIAN RESOURCE CORPORATION
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Number of shares of common stock outstanding at August 12, 1997
                                   14,393.311

                        THE MERIDIAN RESOURCE CORPORATION
                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX
                                                                           Page
                                                                          Number
                                                                          ------
PART I  -  FINANCIAL INFORMATION

    Item 1.    Financial Statements

               Consolidated Statements of Operations (unaudited) for the
                  Three Months and Six Months Ended June 30, 1997 and 1996     3

               Consolidated Balance Sheets as of June 30, 1997 (unaudited)
                  and December 31, 1996                                        4

               Consolidated Statements of Cash Flows (unaudited) for the
                  Six Months Ended June 30, 1997 and 1996                      6

               Notes to Consolidated Financial Statements (unaudited)          7

    Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                          8

PART II  -  OTHER INFORMATION

    Item 1.    Legal Proceedings                                              15

    Item 4.    Submission of Matters to a Vote of Security Holders            15

    Item 6.    Exhibits and Reports on Form 8-K                               16

SIGNATURE                                                                     17

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

                      THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                            THREE MONTHS                 SIX MONTHS
                                            ENDED JUNE 30,               ENDED JUNE 30,
                                          ------------------          -----------------
                                          1997          1996          1997         1996
                                          ----          ----          ----         ----
                                       (in thousands, except for per share information)
REVENUES:
    Oil and natural gas                $ 6,814        $ 5,270      $ 14,945       $ 9,896
    Interest and other                     104            358           302           811
                                       --------       --------     ---------      -------
                                         6,918          5,628        15,247        10,707
                                       --------       --------     ---------      -------
COSTS AND EXPENSES:
    Oil and natural gas operating          359            217           727           416
    Severance and ad valorem taxes         471            232         1,133           542
    Depletion, depreciation
        and amortization                 2,922          1,918         5,579         3,935
    General and administrative           1,199            899         2,612         1,822
    Interest                                64              7            64             8
                                       --------       --------     ---------      -------
                                         5,015          3,273        10,115         6,723
                                       --------       --------     ---------      -------
INCOME BEFORE
    INCOME TAXES                         1,903          2,355         5,132         3,984
                                       --------       --------     ---------      -------
INCOME TAX EXPENSE:
    Current                                --             --            --            (26)
    Deferred                               667            824         1,797         1,104
                                       --------       --------     ---------      -------
                                           667            824         1,797         1,078
                                       --------       --------     ---------      -------
NET INCOME                             $ 1,236        $ 1,531      $   3,335      $ 2,906
                                       ========       ========     =========      =======
Net income per common
    and common equivalent share        $  0.08        $  0.10      $   0.21       $  0.19
                                       ========       ========     =========      =======
Weighted average number of common
    and common equivalent shares        15,728         15,513        15,814        15,571
                                       ========       ========     =========      =======

                 See notes to consolidated financial statements.

                      THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                      JUNE 30,      DECEMBER 31,
                                                                        1997           1996
                                                                        ----           ----
                                                                          (in thousands)
                                     ASSETS
CURRENT ASSETS:

    Cash and cash equivalents                                       $   3,262       $  17,267
    Accounts receivable (less allowance for
        doubtful receivables of $121,000)                               9,631           7,116
    Due from affiliates                                                 1,670             857
    Prepaid expenses and other                                            393             105
                                                                    ----------      ---------
           Total current assets                                        14,956          25,345
                                                                    ----------      ---------
PROPERTY AND EQUIPMENT:

    Oil and natural gas properties, full cost method (including
        $42,037,000 [1997] and $29,718,000 [1996]
        not subject to depletion)                                     120,700          92,902
    Land                                                                  478             478
    Equipment                                                           3,342           2,628
                                                                    ----------      ---------
                                                                      124,520          96,008
    Less accumulated depletion and depreciation                       (24,027)        (18,506)
                                                                    ----------      ----------
                                                                      100,493          77,502
                                                                    ----------      ---------
OTHER ASSETS                                                              357             415
                                                                    ----------      ---------
                                                                    $ 115,806       $ 103,262
                                                                    ==========      =========

                        See notes to consolidated financial statements.

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (continued)
                                   (unaudited)

                                                                    JUNE 30,        DECEMBER 31
                                                                       1997            1996
                                                                       ----            ----
                                                                          (in thousands)
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

    Accounts payable                                                $  11,012       $   4,225
    Revenues and royalties payable                                      5,362           5,530
    Accrued liabilities                                                 5,174          11,752
                                                                    ----------      ---------
           Total current liabilities                                   21,548          21,507
                                                                    ----------      ---------
LONG-TERM DEBT                                                          6,500             --
                                                                    ----------      --------
DEFERRED INCOME TAXES                                                   5,177           3,380
                                                                    ----------      ---------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

    Preferred stock, $1.00 par value (25,000,000 shares
        authorized, none issued and outstanding)                         --              --
    Common stock, $0.01 par value (100,000,000 shares
        authorized, 14,453,308 [1997] and
        14,453,298 [1996] issued)                                         146             145
    Additional paid-in capital                                         76,240          75,265
    Accumulated earnings                                                7,723           4,388
    Unamortized deferred compensation                                    (448)           (343)
                                                                    ----------      ----------
                                                                       83,661          79,455
    Treasury stock, at cost (60,000 shares)                            (1,080)         (1,080)
                                                                    ----------      ----------
           Total stockholders' equity                                  82,581          78,375
                                                                    ----------      ---------
                                                                    $ 115,806       $  103,262
                                                                    ==========      ==========

                        See notes to consolidated financial statements.

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                  SIX MONTHS ENDED JUNE 30,
                                                                  -------------------------
                                                                     1997          1996
                                                                     ----          ----
                                                                      (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                   $  3,335        $  2,906
    Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
        Depletion and depreciation                                  5,521           3,893
        Amortization of other assets                                   58              42
        Deferred income taxes                                       1,797           1,104
        Non-cash compensation                                          871            --
    Changes in assets and liabilities:
        Accounts receivable                                        (2,515)         (1,894)
        Due from affiliates                                          (813)           (884)
        Prepaid expenses and other current assets                    (288)            (77)
        Accounts payable                                            6,787           4,271
        Revenues and royalties payable                               (168)          2,453
        Accrued liabilities                                           162             246
                                                                 ---------       --------
    Net cash provided by operating activities                      14,747          12,060
                                                                 ---------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Property and equipment additions                          (35,252)        (17,727)
        Other                                                         --             (134)
                                                                 ---------       ---------
    Net cash used in investing activities                         (35,252)        (17,861)
                                                                 ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from long-term debt                                6,500             --
        Deferred loan costs                                           --               (9)
                                                                 ---------       ---------
    Net cash provided by (used in) financing activities             6,500              (9)
                                                                 ---------       ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS                           (14,005)         (5,810)
CASH AND CASH EQUIVALENTS
    AT BEGINNING OF PERIOD                                         17,267          35,658
                                                                 ---------       --------
CASH AND CASH EQUIVALENTS
    AT END OF PERIOD                                             $  3,262        $ 29,848
                                                                 =========       ========
SUPPLEMENTAL DISCLOSURE
    OF CASH FLOW INFORMATION:
    Interest paid                                                $    --         $    --
                                                                 =========       ========
    Income taxes paid                                            $     --        $    --
                                                                 =========       =========

                 See notes to consolidated financial statements.

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.      BASIS OF PRESENTATION

The accompanying consolidated financial statements reflect the accounts of The Meridian Resource Corporation ("TMRC") and its subsidiaries after elimination of all significant intercompany transactions and balances. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in TMRC's Annual Report on Form 10-K for the year ended December 31, 1996, as filed with the Securities and Exchange Commission ("SEC").

The financial statements included herein as of June 30, 1997, and for the three and six month periods ended June 30, 1997 and 1996 are unaudited, and, in the opinion of management, the information furnished reflects all material adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented.

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

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earning per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating "basic earnings per share" (which calculation replaces the current "primary earnings per share"), the dilutive effect of stock options will be excluded. The impact of this statement is not expected to be material.

3.      SUBSEQUENT EVENT

In July 1997, TMRC entered into a definitive merger agreement with Cairn Energy USA, Inc. ("Cairn"), pursuant to which Cairn would be merged with a subsidiary of TMRC. The terms of the merger agreement provide for the exchange of 1.08 shares of TMRC's common stock for each share of Cairn common stock in a pooling-of-interests transaction that is expected to be tax free to both companies. TMRC would issue approximately 18.9 million shares of its common stock having a value in excess of $234 million based on TMRC's closing stock price of $12 5/16 per share on July 3, 1997. The merger is subject to certain conditions, including the approval of the shareholders of both companies.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following is a discussion of the Company's financial operations for the three and six month periods ended June 30, 1997 and 1996. The notes to the Company's consolidated financial statements included in this report, as well as the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (and the notes attached thereto), should be read in conjunction with this discussion.

OVERVIEW

Results for the first half of 1997 reflect the Company's efforts in continuing to increase its oil and natural gas production. Oil and natural gas production increased 79% and 20%, respectively, for the first six months of 1997 compared to the first six months of 1996. These increases in production are a direct result of the continuing increase in exploration and development activities by the Company and the addition of new producing wells during the last twelve months. In this regard, during the first six months of 1997, the Company expended over $27.8 million in property and equipment additions as part of its 1997 exploration and development program and currently expects to expend over $22 million during the last two quarters of 1997. The Company expects third quarter production to continue to increase as additional wells are expected to be completed and placed on production.

The Company recently announced that it has entered into a definitive merger agreement with Cairn Energy USA, Inc. ("Cairn"), pursuant to which Cairn would be merged with a subsidiary of TMRC. The terms of the merger agreement provide for the exchange of 1.08 shares of TMRC's common stock for each share of Cairn common stock in a pooling-of-interests transaction that is expected to be tax free to both companies. TMRC would issue approximately 18.9 million shares of its common stock having a value in excess of $234 million based on TMRC's closing stock price of $12 5/16 share on July 3, 1997. The merger is expected to be accretive to 1997 per share cash flow and income, excluding one-time charges relating to expenses associated with the merger.

On a combined basis, at year-end 1996, both companies had proved reserves of approximately 164 Bcfe, with a pre-tax present value of future net cash flows discounted at 10% of approximately $395 million. The Company believes the merger combines TMRC's experience in the application of 3-D seismic exploration in the transition zone and onshore Gulf Coast region with Cairn's similar expertise and an attractive portfolio of offshore Gulf of Mexico drilling prospects.

The merger is subject to certain conditions, including the approval of the shareholders of both companies. The Company currently expects that the merger will be completed early in the fourth quarter of 1997.

Although there can be no assurance as to the results of the Company's current drilling program, the increase in the Company's exploration activities is expected to result in increased revenue and income for the remainder of 1997 and into 1998 Future results, however, will be subject to the level of success in the program and prevailing prices of crude oil and natural gas.

LIQUIDITY AND CAPITAL RESOURCES

During the first six months of 1997, the Company's liquidity needs were met from oil and natural gas production sales, cash reserves and long-term borrowings. As of June 30, 1997, the Company had a cash balance of $3.3 million and a negative working capital of $6.6 million. The decrease in both the cash balance and working capital reflects capital expenditures related to the Company's increasing exploration and development activities.

In order to provide the Company with additional funds to finance its future exploration and development program and to satisfy working capital needs beyond current cash flows, the Company's operating subsidiary, Texas Meridian Resources Exploration, Inc. ("TMRX"), maintains a line of credit with The Chase Manhattan Bank ("Chase"). TMRX's obligations under this facility are guaranteed by the Company and secured by the stock of TMRX and certain other subsidiaries of the Company. Under this facility, the Company may borrow, on a revolving basis, up to $20 million, subject to satisfaction of a borrowing base as determined from time to time by Chase. The current borrowing base under the facility is $20 million and the Company had outstanding borrowings of $6.5 million as of June 30, 1997. Borrowings under the credit agreement mature on December 31, 1999.

Capital expenditures for the first half of 1997 consisted of $27.8 million for property and equipment additions related to exploration and development of various prospects, including leases, seismic data acquisitions, drilling and completion costs. The Company has budgeted approximately $22 million in capital expenditures for the last two quarters of 1997 for the further development and drilling of its south Louisiana and southeast Texas prospects as well as costs associated with additional acquisition of leases, seismic data and interpretive work. These expenditures are expected to be funded with the Company's existing cash, cash flow from operations and borrowings under the Company's credit facility.

In management's opinion, the Company has sufficient capital resources available to it to fund its 1997 development and drilling plans and other obligations and liquidity. Cash requirements beyond 1997 will be dependent upon the success of the Company's current drilling program and the nature and extent of capital expenditures that might be required for exploration and development activities at that time. Upon the consummation of the merger with Cairn, the Company expects that Cairn's existing $65 million credit facility will be replaced and combined with the Company's credit facility with Chase. The Company anticipates that the majority of its and Cairn's capital needs for 1998 will be funded through cash flow from operations, but that additional funds in the form of new borrowings or, if desirable, additional issuances of equity or term debt may be utilized to fully fund the combined Company's exploration activities in 1998. While the Company may choose to utilize borrowings to fund the excess portion of the Company's and Cairn's exploration and development program, the Company intends to maintain its historical strategy of funding exploration activities with cash flow and equity and funding development activities with working capital and debt.

In anticipation of these capital requirements, the Company retained Chase Securities Corporation to assist it in a consolidation of the Company's and Cairn's credit facilities and an expansion of the combined facility following the merger. Although there can be no assurance as to final terms and conditions of any such facility, the Company expects that the new facility will be effective as of the closing of the Cairn merger. Further, notwithstanding the Cairn merger, the Company would anticipate expanding its current credit facility in light of its increased operations and working capital requirements.

It is the policy of the Company to retain its existing cash for reinvestment in the businesses of the Company and not to pay dividends with respect to its common stock in the foreseeable future.

RESULTS OF OPERATIONS

                  THREE MONTHS ENDED JUNE 30, 1997, AS COMPARED
                     TO THE THREE MONTHS ENDED JUNE 30, 1996

OPERATING REVENUES. Second quarter 1997 oil and natural gas revenues increased $1.5 million as compared to the second quarter 1996 revenues due to increases in oil and natural gas production which increases were partially offset by decreases in both average oil and natural gas prices.

Oil and natural gas production rose by 81% and 24%, respectively, due in large part to the successful completion of several wells in south Louisiana and southeast Texas. Oil and natural gas prices declined by 10% and 13%, respectively, over the same time period.

The decreases in prices, combined with higher depletion, depreciation and amortization expenses ("DD&A") associated with the Company's increased exploration activity, were the primary reasons for the decline in the Company's net income for the current quarter to be less than the net income for the same quarter of 1996. Absent the 1997 price decline, net income for the 1997 second quarter would have been greater than the net income for the 1996 second quarter.

The following table summarizes production, average prices and gross revenues for the three months ended June 30, 1997 and 1996.

                                           THREE MONTHS ENDED                         1997
                                                JUNE 30,                1997       PERCENTAGE
                                           ------------------         INCREASE      INCREASE
                                           1997          1996        (DECREASE)    (DECREASE)
                                           ----          ----        ----------    ----------
Production:
    Oil (Mbbl)                              172             95           77             81%
    Natural gas (Mmcf)                    1,558          1,252          306             24%
                                          -----          -----          ---
    Natural gas equivalent (Mmcfe)        2,590          1,822          768             42%

Average Price Per Unit:
    Oil ($/Bbl)                         $ 19.42       $  21.50       ($2.08)           (10%)
    Natural gas ($/Mcf)                 $  2.23       $   2.57       ($0.34)           (13%)

Gross Revenues (000's):
    Oil                                 $ 3,341       $  2,050       $1,291             63%
    Natural gas                           3,473          3,220          253              8%
                                        -------       --------       ------
        Total                           $ 6,814       $  5,270       $1,544             29%
                                        =======       ========       ======

INTEREST AND OTHER INCOME. Interest and other income during the second quarter 1997 decreased $0.3 million from the comparable period in 1996. This decrease was the result of a decrease in average cash balances reflecting the Company's increase in capital expenditures.

OPERATING EXPENSES. Oil and natural gas operating expenses increased $0.2 million to $0.4 million for the three months ended June 30, 1997, compared to $0.2 million for the three months ended June 30, 1996. The increase was primarily due to added operating expenses related to the additional wells brought on production during the last twelve months.

SEVERANCE AND AD VALOREM TAXES. Severance and ad valorem taxes increased $0.2 million for the current quarter when compared to the same quarter during 1996. This increase was primarily a direct result of the increase in producing wells and in total production and revenues.

DEPLETION, DEPRECIATION AND AMORTIZATION. DD&A increased during the quarter ended June 30, 1997, to $2.9 million from $1.9 million for the comparable period of 1996. DD&A increased primarily as a result of increased capital expenditures subject to depletion and increased total production. The natural gas equivalent production for the three months ended June 30, 1997, increased 42% to 2,590 Mmcfeq as compared to 1,822 Mmcfeq for the three months ended June 30, 1996. The Company uses the unit of production method of amortization of its oil and natural gas properties.

GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense increased $0.3 million for the second quarter of 1997 as compared to the second quarter of 1996. The increase is primarily a result of increases in salaries and wages and related employee costs associated with the Company's expanded exploration activities and overall growth.

INTEREST EXPENSE. The interest expense of $0.1 million is due to the borrowings under the Company's credit facility made during the current quarter to fund exploration and development activities.

INCOME TAX EXPENSE. The provision for deferred income taxes decreased $0.1 million to $0.7 million for the three months ended June 30, 1997, as compared to $0.8 million for the three months ended June 30, 1996. This decrease is a direct result of the decrease in net income for the current quarter.

                   SIX MONTHS ENDED JUNE 30, 1997 AS COMPARED
                      TO THE SIX MONTHS ENDED JUNE 30, 1996

OPERATING REVENUES. Oil and natural gas revenues for the six months ended June 30, 1997, increased $5 million, or 51%, compared to the six months ended June 30, 1996. This increase was attributable to an increase in production along with a small increase in average prices.

The following table summarizes production, average prices and gross revenues for the six months ended June 30, 1997 and 1996.

                                           SIX MONTHS ENDED                           1997
                                                  JUNE 30,              1997        PERCENTAGE
                                           ------------------         INCREASE       INCREASE
                                           1997          1996        (DECREASE)     (DECREASE)
                                           ----          ----        ----------     ----------
Production:
    Oil (Mbbl)                              325            182           143             79%
    Natural gas (Mmcf)                    3,000          2,498           502             20%
                                          -----          -----           ---
    Natural gas equivalent (Mmcfe)        4,950          3,590         1,360             38%

Average Price Per Unit:
    Oil ($/Bbl)                         $ 20.86       $  20.48       $  0.38              2%
    Natural Gas ($/Mcf)                 $  2.72       $   2.47       $  0.25             10%

Gross Revenues (000's):
    Oil                                 $ 6,780       $  3,727       $ 3,053             82%
    Natural gas                           8,165          6,169         1,996             32%
                                        -------       --------       -------
        Total                           $14,945       $  9,896       $ 5,049             51%
                                        =======       ========       =======

INTEREST AND OTHER INCOME. Interest and other income during the first six months of 1997 decreased $0.5 million compared to the first six months of 1996. This decrease was the result of a decrease in average cash balances reflecting the Company's increase in capital expenditures.

OPERATING EXPENSES. Oil and natural gas operating expenses increased $0.3 million to $0.7 million for the six months ended June 30, 1997, compared to $0.4 million for the six months ended June 30, 1996. This increase was primarily due to added operating expenses related to the additional wells brought on production during the last twelve months.

SEVERANCE AND AD VALOREM TAXES. Severance and ad valorem taxes increased $0.6 million for the first half of 1997 as compared to the same time period of 1996. This increase was the direct result of the increase in producing wells and in total oil and natural gas production and revenues.

DEPLETION, DEPRECIATION AND AMORTIZATION. DD&A increased during the six months ended June 30, 1997 to $5.6 million from $3.9 million for the comparable period of 1996. DD&A increased primarily as a result of increased capital expenditures subject to depletion and increased total production. The Company uses the unit of production method of amortization of its oil and natural gas properties.

GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense increased $0.8 million to $2.6 million for the first half of 1997 when compared to $1.8 million for the first half of 1996. The increase was due primarily to an increase in salaries and wages and related employee costs associated with the Company's expanded exploration activities and growth.

INTEREST EXPENSE. Interest expense increased to $0.1 million for the six months ended June 30, 1997, as a direct result of the borrowings under the Company's credit facility made during this period.

INCOME TAX EXPENSE. The provision for deferred income taxes was $1.8 million for the first half of 1997 as compared to $1.1 million for the first half of 1996. The deferred income tax increase is due to the Company's increase in net income and due to prior years' loss carryforwards having been fully utilized for financial accounting purposes in 1996.

OTHER

From time to time, the Company may make certain statements that contain "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995) and that involve risk and uncertainty. These forward-looking statements may include, but are not limited to, statements regarding the proposed merger with Cairn and expectations regarding the combined

Company's operations and business prospects following such merger, future financings, exploration and seismic acquisition plans, anticipated results from current and future exploration prospects, the anticipated results of wells based on logging data and production tests, future sales of production, earnings, margins, production levels and costs, market trends in the oil and gas industry and the exploration and development sector thereof, environmental and other expenditures and various business trends. These forward-looking statements are identified by their use of terms and phrases such as "anticipate," "expect," "estimate," "intend," "project," "believe," and similar terms and phrases and may be made by management orally or in writing including, but not limited to, the Management's Discussion and Analysis and Financial Condition Results of Operation section and other sections of the Company's filings with the Securities and Exchange Commission under the Securities Act of 1933 and the Securities Exchange Act of 1934.

Although TMRC believes that the expectations described in such forward-looking statements are reasonable, these statements involve risks and uncertainties that may cause actual future activities and results of operations to be materially different from that suggested or described herein.

These risks include changes in market conditions in the oil and gas industry and demand and prices for oil and gas, the ability of TMRC to integrate and realize anticipated synergies related to the combination of TMRC and Cairn, dependence on current managements, the ability of TMRC to achieve and execute internal business plans, the impact of any economic downturns and inflation and other market factors affecting the demand and supply of oil and gas, the timing of drilling new prospects, the ability of TMRC to successfully identify and complete its prospects and Cairn's current prospects in the event the merger is consummated, variation in actual production results from that estimated in existing reserve data, regulatory changes affecting exploration activities and higher costs associated with drilling. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expected, estimated or projected.

                           PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

On July 7, 1997, a lawsuit was filed in the Delaware Chancery Court in the county of New Castle against Cairn, its directors and TMRC. The lawsuit, a proposed class action, alleges that the Cairn's Board of Directors breached their fiduciary duties to Cairn's stockholders in connection with the merger. The lawsuit also alleges that TMRC aided and abetted the alleged breach of fiduciary duty by the directors of Cairn. The lawsuit seeks to enjoin the merger, and, in the alternative, seeks recission of the merger. The lawsuit also seek compensatory damages, attorneys' fees and other costs from the defendants. Cairn and TMRC believe that the lawsuit it without merit and intend to vigorously contest it.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the Annual Meeting of Shareholders of the Company held on June 19, 1997, the Company's shareholders voted in favor of (i) the election of two Class I Directors and one Class II Director to the Board of Directors, (ii) a change in the name of the Company to "The Meridian Resource Corporation," and (iii) approval of the 1997 Long-Term Incentive Plan. The number of shares voted for and withheld with respect to the election of the directors, and the number of shares voted for and against and the number of abstentions for and broker non-votes with respect to the other two proposals were as follows:

                                                    Withheld/                      Broker
               Nominees:               For           Against     Abstain        Non-Votes
               ---------               ---          --------     -------        ---------
        Class I Directors:
           Jack A. Prizzi           11,924,240        60,130         --
           James T. Bond            11,921,211        63,119         --

        Class II Director:
           Gary A. Messersmith      11,924,111        59,619         --

        Company Name Change         11,781.811       124,373      77,246              900

        1997 Incentive Plan           8,966,312      821,853     113,141        2,083,024

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)     Exhibits.

        2.1 Agreement and Plan of Merger dated July 3, 1997, between the Company, C Acquisition Corporation and Cairn Energy USA, Inc. (incorporated by reference from the Company's Form 8-K dated July 3, 1997 and filed with the Security and Exchange Commission on July 7, 1997). Pursuant to Item 601(b)(2) of Regulation S-K, certain schedules and similar attachments to the Agreement and Plan of Merger have not been filed with this exhibit. Such schedules and attachments contain various items relating to the representation and warranties made by the parties to the Agreement and Plan of Merger. The Company agrees to furnish supplementally any omitted schedule to the Commission upon request.

        3.1 Amendment to the Company's Second Amended and Restated Articles of Incorporation changing the name of the Company to "The Meridian Resource Corporation."

        10.2    1997 Long-Term Incentive Plan.

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

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                                  (Registrant)

Date:   August 13, 1997                     By:    /s/ LLOYD V. DELANO
                                                   Lloyd V. DeLano
                                                   Vice President
                                                   (Chief Financial and
                                                    Accounting Officer)