Form 10-Q
period 1997-09-30
MERIDIAN RESOURCE CORP
filed 1997-11-14
CIK 869369

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended:  SEPTEMBER 30, 1997

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

Number of shares of common stock outstanding at November 13, 1997  33,433,619

                        THE MERIDIAN RESOURCE CORPORATION
                          QUARTERLY REPORT ON FORM 10-Q

                                     INDEX
                                                                       PAGE
                                                                      NUMBER
                                                                      ------
PART I  -  FINANCIAL INFORMATION

   Item 1.  Financial Statements

            Consolidated Statements of Operations (unaudited) for
               the Three Months and Nine Months Ended
               September 30, 1997 and 1996                              3

            Consolidated Balance Sheets as of September 30, 1997
               (unaudited) and December 31, 1996                        4

            Consolidated Statements of Cash Flows (unaudited) for the
               Nine Months Ended September 30, 1997 and 1996            6

            Notes to Consolidated Financial Statements (unaudited)      7

   Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                     11


PART II  -  OTHER INFORMATION

   Item 1.  Litigation                                                 18

   Item 2.  Changes in Securities                                      20

   Item 6.  Exhibits and Reports on Form 8-K                           21


SIGNATURE                                                              22

                       PART I  -  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

              THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                       THREE MONTHS            NINE MONTHS
                                     ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                     ------------------    -------------------
                                       1997       1996       1997       1996
                                     -------    -------    -------    --------
                                (in thousands, except per share information)
REVENUES:
   Oil and natural gas ..........    $ 5,846    $ 6,583    $20,791    $ 16,479
   Interest and other ...........         66        273        368       1,084
                                     -------    -------    -------    --------
                                       5,912      6,856     21,159      17,563
                                     -------    -------    -------    --------
COSTS AND EXPENSES:
   Oil and natural gas operating         480        203      1,207         619
   Severance and ad valorem taxes        564        500      1,697       1,042
   Depletion, depreciation
      and amortization ..........      2,696      2,473      8,275       6,408
   General and administrative ...      1,289        947      3,901       2,769
   Interest .....................        237          8        301          16
                                     -------    -------    -------    --------
                                       5,266      4,131     15,381      10,854
                                     -------    -------    -------    --------
INCOME BEFORE
   INCOME TAXES .................        646      2,725      5,778       6,709
                                     -------    -------    -------    --------
INCOME TAX EXPENSE:
   Current ......................          7       --            7         (26)
   Deferred .....................        227        954      2,024       2,058
                                     -------    -------    -------    --------
                                         234        954      2,031       2,032
                                     -------    -------    -------    --------
NET INCOME ......................    $   412    $ 1,771    $ 3,747    $  4,677
                                     =======    =======    =======    ========
Net income per common
   and common equivalent share ..    $  0.03    $  0.11    $  0.24    $   0.30
                                     =======    =======    =======    ========
Weighted average number of common
   and common equivalent shares .     15,722     15,727     15,783      15,622
                                     =======    =======    =======    ========

                See notes to consolidated financial statements

              THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                      SEPTEMBER 30,DECEMBER 31,
                                                      -------------------------
                                                         1997           1996
                                                      ---------       ---------
                                                      (unaudited)
                                                           (in thousands)
                                    ASSETS
CURRENT ASSETS:

   Cash and cash equivalents ...................      $   2,863       $  17,267
   Accounts receivable .........................          9,509           7,116
   Due from affiliates .........................          2,346             857
   Prepaid expenses and other ..................          1,049             105
                                                      ---------       ---------
         Total current assets ..................         15,767          25,345
                                                      ---------       ---------

PROPERTY AND EQUIPMENT:

   Oil and natural gas properties, full cost
      method (including $50,271,000 [1997]
      and $29,718,000 [1996] not subject
      to depletion) ............................        137,517          92,902
   Land ........................................            478             478
   Equipment ...................................          3,474           2,628
                                                      ---------       ---------
                                                        141,469          96,008
   Less accumulated depletion and
      depreciation .............................        (26,696)        (18,506)
                                                        114,773          77,502

OTHER ASSETS ...................................            329             415
                                                      ---------       ---------
                                                      $ 130,869       $ 103,262

                See notes to consolidated financial statements.

              THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (continued)

                                                      SEPTEMBER 30,DECEMBER 31,
                                                      -------------------------
                                                         1997           1996
                                                       ---------      ---------
                                                      (unaudited)
                                                            (in thousands)

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

   Accounts payable ..............................     $   7,683      $   4,225
   Revenues and royalties payable ................         3,929          5,530
   Accrued liabilities ...........................         5,089         11,752
   Current maturities of long-term debt ..........           118           --
                                                       ---------      ---------
         Total current liabilities ...............        16,819         21,507
                                                       ---------      ---------

LONG-TERM DEBT ...................................        25,116           --
                                                       ---------      ---------
DEFERRED INCOME TAXES ............................         5,404          3,380
                                                       ---------      ---------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

   Preferred stock, $1.00 par value
      (25,000,000 shares authorized,
      none issued and outstanding) ...............          --             --
   Common stock, $0.01 par value
      (100,000,000 shares authorized,
      14,453,811 [1997] and
      14,453,298 [1996] issued) ..................           146            145
   Additional paid-in capital ....................        76,460         75,265
   Accumulated earnings ..........................         8,135          4,388
   Unamortized deferred compensation .............          (369)          (343)
                                                       ---------      ---------
                                                          84,372         79,455
   Treasury stock, at cost (46,792 [1997] and
      60,000 [1996] shares) ......................          (842)        (1,080)
                                                       ---------      ---------
         Total stockholders' equity ..............        83,530         78,375
                                                       ---------      ---------
                                                       $ 130,869      $ 103,262

                See notes to consolidated financial statements.

              THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                 -------------------------------
                                                       1997          1996
                                                     --------      --------
                                                            (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income .....................................  $  3,747      $  4,677
   Adjustments to reconcile net income
      to net cash provided by
      operating activities:
      Depletion and depreciation ..................     8,190         6,335
      Amortization of other assets ................        85            73
      Deferred income taxes .......................     2,024         2,058
      Non-cash compensation .......................     1,406           297
   Changes in assets and liabilities:
      Accounts receivable .........................    (2,393)       (5,100)
      Due from affiliates .........................    (1,489)         (916)
      Prepaid expenses and other current assets ...      (944)          (82)
      Accounts payable ............................     3,458        (4,004)
      Revenues and royalties payable ..............    (1,601)        2,024
      Accrued liabilities .........................       361           500
                                                     --------      --------
   Net cash provided by operating activities ......    12,844         5,862
                                                     --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Property and equipment additions, net .......   (52,484)      (25,632)
      Other .......................................      --            (135)
                                                     --------      --------
   Net cash used in investing activities ..........   (52,484)      (25,767)
                                                     --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from long-term borrowings ..........    25,234          --
      Deferred loan costs .........................      --              (9)
      Exercise of stock options ...................         2           127
                                                     --------      --------
   Net cash provided by financing activities ......    25,236           118
                                                     --------      --------
NET CHANGE IN CASH AND CASH EQUIVALENTS ...........   (14,404)      (19,787)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD .........................    17,267        35,658
                                                     --------      --------
CASH AND CASH EQUIVALENTS
   AT END OF PERIOD ...............................  $  2,863      $ 15,871
                                                     ========      ========

                See notes to consolidated financial statements.

              THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1.    BASIS OF PRESENTATION

The accompanying consolidated financial statements reflect the accounts of The Meridian Resource Corporation (the "Company" or "TMRC") and its subsidiaries after elimination of all significant intercompany transactions and balances. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in TMRC's Annual Report on Form 10-K for the year ended December 31, 1996, as filed with the Securities and Exchange Commission ("SEC").

The financial statements included herein as of September 30, 1997, and for the three and nine month periods ended September 30, 1997 and 1996 are unaudited, and, in the opinion of management, the information furnished reflects all material adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented.

2.    LITIGATION

On July 7, 1997, a lawsuit was filed in the Delaware Court of Chancery against Cairn Energy USA, Inc. ("Cairn"), certain of its directors and TMRC (Arnold Finklestein v. Michael R. Gilbert, ET AL. C.A. No. 15793 NC). The lawsuit, a proposed class action, alleges that those members of Cairn's Board of Directors named as defendants breached their fiduciary duties to Cairn's stockholders in connection with the merger of TMRC and Cairn (the "Merger"). The plaintiff alleges that the Cairn Board of Directors approved the Merger and the agreement and plan of merger relating thereto without making the requisite effort to obtain the best offer possible and that the terms of the Merger (i) were not the result of an auction process or active market check; (ii) were arrived at without a full and thorough investigation by the Board of Directors; and (iii) failed to include appropriate mechanisms to protect the Cairn stockholders against a decline in the price of TMRC common stock. Plaintiff further alleges that the adoption of the Cairn Rights Agreement was entrenching in purpose and effect. Further, plaintiff alleges that TMRC aided and abetted the alleged breach of fiduciary duty by the directors of Cairn named as defendants. The lawsuit seeks rescission of the Merger. The lawsuit also seeks compensatory damages, attorneys' fees and other costs from the defendants. No material action has been taken by the plaintiff in this case since the date of its filing. TMRC believes that the lawsuit is without merit and intends to vigorously contest it.

In June 1996, Amoco Production Company ("Amoco") filed suit against TMRC in Louisiana State Court in Calcasieu Parish with respect to a dispute involving the drilling by TMRC of TMRC's Ben Todd No. 1 (TMRC) well in the Southwest Holmwood Field in which TMRC et al and Amoco each hold a 50% leasehold interest. The case was removed to the United States District Court for the Western District of Louisiana in July 1996. The Ben Todd No. 1 (TMRC) well was drilled by TMRC under a participation agreement between TMRC and Amoco in which Amoco had a right to participate in the well. The well was drilled by TMRC after providing notice to Amoco pursuant to the participation agreement of TMRC's intent to drill the well and Amoco's failure to take action to elect to participate in the well. Prior to the drilling of the well, TMRC had been advised by its advisors that the drilling of the well by TMRC was permitted under the participation agreement by virtue of Amoco's refusal to reasonably consent to the well following TMRC's request to do so. Amoco also did not seek to enjoin the drilling of the well and accepted the benefits of the well following the drilling thereof as well as other benefits under the participation agreement and lease. Amoco has alleged in its suit that the well was not permitted to be drilled under the agreement and is seeking to recover all the revenues from the well or have the production from the well stopped. Amoco is also requesting a cancellation of the participation agreement and TMRC's leasehold interests in the prospect, which includes TMRC's 31% interest in the Ben Todd No. 2 (Amoco) well that was drilled prior to the Ben Todd No. 1 (TMRC) well on an agreed basis. TMRC has filed a counterclaim for breach of contract, unfair practices and other claims.

On September 9, 1997, the Federal District Court entered a summary judgment finding that TMRC was not permitted under the participation agreement to drill the Ben Todd No. 1 (TMRC) well and that the participation agreement and related lease had been terminated by virtue of TMRC's drilling of the well. The trial court's summary judgment was based on a finding that the participation agreement was an unambiguous contract and that agreement allowed Amoco to withhold its consent to the drilling of the Ben Todd No. 1 (TMRC) well for any reason. As a result, the Court found that TMRC was precluded from drilling the Ben Todd No. 1
(TMRC) well by virtue of Amoco's failure to grant an express consent and that the drilling of the well constituted a breach and termination of the agreement and related lease. The potential effect of this judgment if it is not reversed or modified is that TMRC's rights with respect to the Ben Todd No. 1 (TMRC) and the Ben Todd No. 2 (Amoco) well would revert to Amoco and Amoco would have a claim for damages for production from those wells. The judgment did not address the date on which the participation agreement and lease were purportedly terminated or damages. A trial on the remaining issues has commenced and is expected to be completed in late November or early December.

TMRC is vigorously contesting the remaining issues at the trial court level. Further, subject to the outcome of the trial on such issues, TMRC currently intends to appeal the summary judgment regarding the termination of the participation agreement and leases. In this regard, TMRC believes that a termination of the participation agreement should not have affected the validity of the lease, in particular its rights with respect to the Ben Todd No. 2 (Amoco) well. TMRC also believes that with respect to any damage claims by Amoco, TMRC should be entitled to a recoupment of its expenses, including approximately $7.3 million in seismic, drilling and other exploration and development expenses.

The proved reserves attributable to TMRC's interests in the Ben Todd No. 1
(TMRC) well and Ben Todd No. 2 (Amoco) well were approximately 3.6 BCFE and 0.5 BCFE, respectively, at December 31, 1996, and 2.5 BCFE and .1 BCFE, respectively, at September 30, 1997, after giving effect to production during 1997 and revisions to reserve estimates. The net present value of the reserves (using a 10% discount rate) attributable to TMRC's interest in the Ben Todd No. 1 (TMRC) and Ben Todd No. 2 (Amoco) well was $13.3 million and $1.9 million, respectively, at December 31, 1996, and $1.5 million and $.4 million, respectively, at September 30, 1997. These reserve valuations reflect the prevailing prices of oil of $23.96 and $21.80 per bbl at December 31, 1996 and September 30, 1997, respectively, and a price per Mcf of natural gas of $4.48 and $2.36 at December 31, 1996 and September 30, 1997, respectively. Total production from the Ben Todd No. 1 (TMRC) well attributable to TMRC's interest through September 30, 1997, was 1.5 BCFE, with TMRC having received net revenues from such production of $4.2 million. TMRC has also received production from the Ben Todd No. 2 (Amoco) well since the date of drilling of the Ben Todd No. 1
(TMRC) well of approximately .4 BCFE, with TMRC having received net revenues from such production of $1.1 million.

Although TMRC believes that it was entitled to drill the Ben Todd No. 1 (TMR) well and that the leases related to such well and the Ben Todd No. 2 (Amoco) well should have not been validly terminated, there can be no assurance as to the outcome of this litigation. Further, unfavorable outcome on this litigation could result in the loss of the reserves attributable to the wells in question as well as damages for the production received by TMRC therefrom. TMRC will continue to review the status of this litigation and any final decision that is rendered by the trial court following the trial and the requirement of any charge with respect thereto when a final decision by the trial court is entered.

The Company also recognized income, net of depletion, from the wells in the Southwest Holmwood Field of approximately $0.4 million during the third quarter.

3.    MERGER

On November 5, 1997, the Company combined with Cairn pursuant to a merger agreement in which approximately 19.0 million shares of TMRC common stock are to be issued in exchange for all of the outstanding common stock of Cairn. The Company also reserved approximately 0.8 million shares for issuance in connection with Cairn's outstanding employee stock options plans. The transaction will be accounted for as a pooling of interests.

The following unaudited pro forma financial data of the Company assumes the business combination with Cairn had occurred at the beginning of each of the periods presented.

Pro forma financial data:

                                     THREE MONTHS ENDED       NINE MONTHS ENDED
                                       SEPTEMBER 30,            SEPTEMBER 30,
                                    --------------------    --------------------
                                      1997        1996        1997         1996
                                    --------     -------    --------     -------
    Revenues:   ($000)
      Pre-merger:
          TMR ..................    $  5,912     $ 6,856    $ 21,159     $17,563
          Cairn ................       6,503       7,554      21,221      22,357
                                    --------     -------    --------     -------
      Post-merger ..............    $ 12,415     $14,410    $ 42,380     $39,920
                                    ========     =======    ========     =======
    Net income:  ($000)
      Pre-merger:
          TMR ..................    $    412     $ 1,771    $  3,747     $ 4,677
          Cairn ................         334         893       3,203       4,354
      Merger adjustments .......        (203)        807      (1,465)      1,870
                                    --------     -------    --------     -------
      Post-merger ..............    $    543     $ 3,471    $  5,485     $10,901
                                    ========     =======    ========     =======

Post-merger net income
  per share ....................    $   0.02     $  0.10    $   0.16     $  0.31
                                    ========     =======    ========     =======

In connection with the Merger, the Company incurred, or will incur, significant financial advisor, legal, accounting, printing, severance and other costs related to the combination of the previously separated entities. Under pooling of interest accounting these costs, currently estimated to be $10.0 million before tax benefit of $1.4 million, will be expensed in the fourth quarter of 1997. Merger adjustments primarily relate to the recognition of deferred tax benefits in 1996 as opposed to 1997.

4.    NET INCOME PER SHARE

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

5.    NEW ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating "basic earnings per share" (which replaces the current "primary earnings per share"), the dilutive effect of stock options will be excluded. The impact of this statement is not expected to be material.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following is a discussion of the Company's financial operations for the three and nine month periods ended September 30, 1997 and 1996. The notes to the Company's consolidated financial statements included in this report, as well as the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (and the notes attached thereto), should be read in conjunction with this discussion.

OVERVIEW

On November 5, 1997, the Company completed its merger (the "Merger") with Cairn Energy USA, Inc. ("Cairn"). The Merger of Cairn resulted in the Company being required to issue approximately 19.0 million shares of common stock, $0.01 par value ("common stock"), and the reservations of an additional 0.8 million shares of common stock for outstanding options of Cairn and the Company. The merger with Cairn is expected to more than double the Company's proved reserves and substantially increase the production and cash flow of the Company. In connection with the merger with Cairn, the Company expanded its working capital line of credit to $125.0 million and repaid all of Cairn's outstanding bank debt. The merger with Cairn will be accounted for as a pooling of interests and the Company's historical financial statements will be restated in the fourth quarter of 1997. The Company currently expects to incur a one-time charge in the fourth quarter of approximately $10 million before estimated tax benefit of $1.4 million for costs associated with the merger.

Results for the first three quarters of 1997 reflect the Company's efforts in continuing to increase its oil and natural gas production. Oil and natural gas production increased 44% and 9%, respectively, for the first nine months of 1997 compared to the first nine months of 1996. These increases in production are a direct result of the continuing increase in exploration and development activities by the Company and the addition of new producing wells during the last twelve months. Production in the third quarter of 1997, however, was affected by an approximate 39% decline in production from wells in the Company's Southwest Holmwood Field in Louisiana due to poor production performance, the rights to which are currently subject to litigation with Amoco Production Company ("Amoco"). Production at Cairn also was adversely affected during the third quarter of 1997, primarily as a result of delays in completions of various wells and disruptions pending consummation of the merger with TMRC. The Company, however, currently expects that production should increase in the fourth quarter of 1997 as recently completed wells are brought into production. In this regard, during the first nine months of 1997, in addition to approximately $32.0 million in capital expenditures made by Cairn before the Merger, the Company expended over $44.6 million in property and equipment additions as part of its 1997 exploration and development program. The Company expects to spend over $12.0 million during the last quarter of 1997 including expenditures relating to Cairn's properties.

Although there can be no assurance as to the results of the Company's current drilling program, the increase in the Company's exploration activities is expected to result in increased revenue and income for the remainder of 1997 and into 1998. Future results, however, will be subject to the level of success in the drilling program and prevailing prices of crude oil and natural gas.

AMOCO LITIGATION

As more fully described under "Litigation," the Company is currently engaged in litigation with Amoco regarding the Company's interest in the Ben Todd No. 1
(TMRC) well and the Ben Todd No. 2 (Amoco) well in the Southwest Holmwood Field in Calcasieu Parish, Louisiana. On September 9, 1997, a summary judgment was entered against the Company finding that the Company's rights in the lease relating to these wells has been terminated. The potential effect of this summary judgment is that the Company's rights with respect to these wells would revert to Amoco and Amoco would have a claim for damages for production from those wells from the date on which the lease was terminated, which the judgment did not address. A trial on the remaining issues has commenced and is expected to be completed in late November or early December 1997. Net revenues from the production received by the Company from the date on which the Company commenced the drilling of the well that was the subject of Amoco's claim through September 30, 1997, was approximately $5.3 million. The Company also recognized income net of depletion, from the wells in the Southwest Holmwood Field of approximately $0.4 million during the third quarter. The Company currently intends to vigorously litigate this matter. The Company, however, will continue to review the status of this litigation and any final decision that is rendered by the trial court following the trial and the requirement of any charge with respect thereto when a final decision by the trial court is entered.

LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of 1997, the Company's liquidity needs were met from oil and natural gas production sales, cash reserves and borrowings under the Company's line of credit. As of September 30, 1997, the Company had a cash balance of $2.9 million and negative working capital of $1.1 million. The decrease in both the cash balance and working capital reflects capital expenditures related to the Company's increasing exploration and development activities.

In connection with the Company's merger with Cairn, the Company entered into a new credit facility (the "Credit Facility"), which provides the Company with a revolving line of credit with a borrowing base up to a maximum of $125.0 million, which is determined based upon the value of certain of the Company's proved reserves. The Company utilized $92.0 million under the Credit Facility to refinance Cairn's outstanding indebtedness and the indebtedness under the Company's prior credit facility as well as to fund expenses relating to the Merger. As a result, the Company had available borrowings of $33.0 million under the Credit Facility following the Merger.

The Credit Facility has a term of five years and borrowings thereunder bear interest at the bank's prime rate plus a floating margin ranging from 0% to 0.75% depending on the percentage of the borrowing base being utilized or a libor rate plus a floating margin ranging from 1% to 1.75% depending upon the percentage of the borrowing base being utilized. The Company is required to make various prepayments under the Credit Facility to the extent, on a semi-annual basis, its then existing borrowing base is less than the outstanding indebtedness under the Credit Facility. The Credit Facility contains various covenants customary in credit agreements of this type, including covenants relating to maintenance of financial ratios relating to total debt and net worth, limitations on additional debt, limitations on sales of assets, and prohibitions on the payment of dividends. The Credit Facility currently is secured by all of Cairn's offshore properties and a pledge of the outstanding capital stock of all of the Company's operating subsidiaries.

Capital expenditures for the first three quarters of 1997 consisted of $44.6 million for property and equipment additions related to exploration and development of various prospects, including lease, seismic data acquisitions, drilling and completion costs. The Company expects that capital expenditures for property and equipment additions will increase significantly during the fourth quarter of 1997 and during 1998 as the Company funds Cairn's continuing exploration and development program. The Company has budgeted approximately $6.0 million in capital expenditures for the last quarter of 1997 for the further development and drilling of its south Louisiana and southeast Texas prospects as well as costs associated with additional acquisition of leases, seismic data and interpretive work and an additional $6.0 million for the further development of Cairn's offshore properties. The Company currently expects that capital expenditures during 1998, including capital expenditures relating to Cairn's offshore properties, will be approximately $80.0 million.

In management's opinion, the Company has sufficient capital resources available to fund its current development and drilling plans and other obligations and liquidity. Future cash requirements will be dependent upon the success of the Company's current drilling program and the nature and extent of capital expenditures that might be required for exploration and development activities at that time. The Company anticipates that the majority of its capital needs for 1998, including capital to fund Cairn's exploration and development program, will be funded through cash flow from operations and borrowings under the Credit Facility, and if desirable, additional issuances of equity or debt securities. While the Company may choose to utilize borrowings to fund the excess portion of the combined companies exploration and development program, the Company intends to maintain its historical strategy of funding exploration activities with cash flow and equity and funding development activities with capital and debt.

RESULTS OF OPERATIONS

                 THREE MONTHS ENDED SEPTEMBER 30, 1997, COMPARED
                  TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996

OPERATING REVENUES. Third quarter 1997 oil and natural gas revenues decreased $0.7 million as compared to third quarter 1996 revenues primarily due to decreases in oil prices and natural gas production.

Oil and natural gas production decreased by 3% and 10%, respectively, due in large part to poor production performance during the third quarter of 1997 from the Company's properties in the Southwest Holmwood Field in Louisiana, which are currently subject to litigation with Amoco. The Company, however, currently expects that production should increase in the fourth quarter of 1997 as recently completed wells are brought into production.

The following table summarizes operating revenues, production volumes and average sales prices for the Company for the three months ended September 30, 1997 and 1996.

                                       THREE MONTHS ENDED                1997
                                          SEPTEMBER 30,       1997    PERCENTAGE
                                       -----------------    INCREASE   INCREASE
                                         1997      1996    (DECREASE) (DECREASE)
                                       --------   ------   ---------- ----------
Production:
Oil (Mbbl) .........................      135        138        (3)      (3%)
Natural gas (Mmcf) .................    1,328      1,469      (141)     (10%)
                                       ------      -----     -----
Natural gas equivalent (Mmcfe) .....    2,138      2,297      (159)      (7%)

Average Price Per Unit:
Oil (Bbl) ..........................   $18.90     $21.78     $(2.88)    (13%)
Natural gas (Mcf) ..................   $ 2.48     $ 2.44      $0.04       2%

Gross Revenues (000's):
Oil ................................   $2,551     $3,006     $(455)     (15%)
Natural gas ........................    3,295      3,577      (282)      (8%)
                                       ------     ------     -----      ---
    Total ..........................   $5,846     $6,583     $(737)     (11%)
                                       ======     ======     =====      ===

INTEREST AND OTHER INCOME. Interest and other income during the third quarter 1997 decreased $0.2 million from the same quarter of 1996. The decrease was the result of lower cash balances as the Company continued to invest its cash resources in exploration activities.

OPERATING EXPENSES. Oil and natural gas operating expenses increased $0.3 million to $0.5 million for the three months ended September 30, 1997, compared to $0.2 million for the three months ended September 30, 1996. The increase was primarily due to additional operating expenses related to new wells brought on production during the previous twelve months.

SEVERANCE AND AD VALOREM TAXES. Third quarter 1997 severance and ad valorem taxes of $0.6 million increased $0.1 million from the same period in 1996. The increase as a percentage of revenues was caused by a significant increase in Louisiana oil production, which has a higher severance tax burden relative to natural gas, and the expiration of certain tax benefits in Louisiana.

DEPLETION, DEPRECIATION AND AMORTIZATION. DD&A increased during the quarter ended September 30, 1997, to $2.7 million from $2.5 million for the comparable period of 1996. DD&A increased primarily as a result of the increased capital expenditures subject to depletion relating to the Company's increased drilling activity.

GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense increased $0.3 million during the third quarter of 1997 compared to the third quarter of 1996. The increase is primarily a result of increases in salaries and wages and related employee costs associated with the Company's expanded exploration and overall growth activities.

INTEREST EXPENSE. Interest expense increased to $0.2 million for the quarter as a direct result of the borrowing under the Company's credit facility made during this period. The Company's interest expense will increase as a result of the recent merger with Cairn and the indebtedness incurred relating thereto and to finance development activity.

INCOME TAX EXPENSE. The decrease in the provision for deferred income taxes is due to the decrease in income for the current quarter as compared to the same quarter of 1996.

                  NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED
                   TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996

OPERATING REVENUES. Oil and natural gas revenues for the nine months ended September 30, 1997, increased $4.3 million, or 26%, compared to the nine months ended September 30, 1996. The increase was attributable to increases in both production of oil and natural gas. The increase in revenues during the nine months ended September 30, 1997, were partially offset by poor production during the third quarter of 1997 from the Company's properties in the Southwest Holmwood Field in Louisiana, which are currently subject to litigation with Amoco. The Company currently expects that production should increase in the fourth quarter of 1997 as recently completed wells are brought into production.

The following table summarizes operating revenues, production volumes and average sales prices for the Company for the nine months ended September 30, 1997 and 1996.

                                     NINE MONTHS ENDED                  1997
                                        SEPTEMBER 30,        1997    PERCENTAGE
                                     ------------------    INCREASE   INCREASE
                                       1997       1996    (DECREASE) (DECREASE)
                                     --------   -------   ---------- ----------
Production:
Oil (Mbbl) .......................       460        320        140      44%
Natural gas (Mmcf) ...............     4,328      3,967        361       9%
                                     -------    -------    -------
Natural gas equivalent (Mmcfe) ...     7,088      5,887      1,201      20%

Average Price Per Unit:
Oil (Bbl) ........................   $ 20.28    $ 21.04    $ (0.76)     (4%)
Natural gas (Mcf) ................   $  2.65    $  2.46    $  0.19       8%

Gross Revenues (000's):
Oil ..............................   $ 9,331    $ 6,733    $ 2,598      39%
Natural gas ......................    11,460      9,746      1,714      18%
                                     -------    -------    -------     ---
    Total ........................   $20,791    $16,479    $ 4,312      26%
                                     =======    =======    =======     ===

INTEREST AND OTHER INCOME. Interest and other income decreased $0.7 million during the first nine months of 1997 compared to the first nine months of 1996. This decrease was primarily the result of a decrease in average cash balances reflecting the Company's increase in capital expenditures.

OPERATING EXPENSES. Oil and natural gas operating expenses increased $0.6 million to $1.2 million for the nine months ended September 30, 1997, compared to $0.6 million for the nine months ended September 30, 1996. This increase was primarily related to new wells brought on production during the last twelve months.

SEVERANCE AND AD VALOREM TAXES. Severance and ad valorem taxes increased $0.7 million for the first three quarters of 1997 compared to the same period of 1996. The increase was a direct result of higher oil and natural gas revenues, a significant increase in Louisiana oil production with its associated higher severance tax burden and the expiration of certain tax benefits in Louisiana.

DEPLETION, DEPRECIATION AND AMORTIZATION. DD&A increased during the nine months ended September 30, 1997 to $8.3 million from $6.4 million for the comparable period of 1996. DD&A increased primarily as a result of increased capital expenditures subject to depletion relating to the Company's increased drilling activity.

GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense increased $1.1 million to $3.9 million for the first nine months of 1997 when compared to $2.8 million for the first nine months of 1996. The increase was due primarily to an increase in salaries and wages and related employee costs associated with the Company's expanded exploration activities and growth.

INTEREST EXPENSE. Interest expense increased to $0.3 million for the nine months ended September 30, 1997, as a direct result of the borrowings under the Company's credit facility made during this period.

INCOME TAX EXPENSE. The provision for deferred income taxes incurred a small decrease for the first nine months of 1997 as compared to the first nine months of 1996 due to the Company's decrease in income.

FORWARD LOOKING INFORMATION

From time to time, the Company may make certain statements that contain "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995) and that involve risk and uncertainty. These forward-looking statements may include, but are not limited to, TMRC's and Cairn's future prospects, developments, oil and gas reserves and properties and business strategies for their operations and synergies that are possible from the Merger, exploration and seismic acquisition plans, anticipated results from current and future exploration prospects, the anticipated results of wells based on logging data and production tests, future sales of production, earnings, margins, production levels and costs, market trends in the oil and gas industry and the exploration and development sector thereof, environmental and other expenditures and various business trends. These forward-looking statements are identified by their use of terms and phrases such as "anticipate", "expect', "estimate", "intend", "project", "believe", and similar terms and phrases. Forward-looking statements may be made by management orally or in writing including, but not limited to, the Management's Discussion and Analysis and Financial Condition Results of Operations section and other sections of the Company's filings with the Securities and Exchange Commission under the Securities Act of 1933 and the Securities Exchange

Act of 1934.

Although TMRC believes that the expectations described in such forward-looking statements are reasonable, these statements involve risks and uncertainties that my cause actual future activities and results of operations to be materially different from that suggested or described herein.

These risks include changes in market conditions in the oil and natural gas industry and demand and prices for oil and gas, the ability of TMRC to integrate and realize anticipated synergies related to the combination of TMRC and Cairn, dependence on current managements, the ability of TMRC to achieve and execute internal business plans, the ultimate outcome and results from the Company's litigation with Amoco relating to its Southwest Holmwood properties, the impact of any economic downturns and inflation and other market factors affecting the demand and supply of oil and natural gas, the timing of drilling new prospects, the ability of TMRC to successfully identify and complete its prospects and Cairn's current prospects, variation in actual production results from that estimated in existing reserve data, regulatory changes affecting exploration activities and higher costs associated with drilling. Many of these risks are more specifically described in TMRC's Annual Report on Form 10-K. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expected, estimated or projected.

                         PART II  -  OTHER INFORMATION

ITEM 1.     LITIGATION

On July 7, 1997, a lawsuit was filed in the Delaware Court of Chancery against Cairn Energy USA, Inc. ("Cairn"), certain of its directors and TMRC (Arnold Finklestein v. Michael R. Gilbert, ET AL. C.A. No. 15793 NC). The lawsuit, a proposed class action, alleges that those members of Cairn's Board of Directors named as defendants breached their fiduciary duties to Cairn's stockholders in connection with the merger of TMRC and Cairn (the "Merger"). The plaintiff alleges that the Cairn Board of Directors approved the Merger and the agreement and plan of merger relating thereto without making the requisite effort to obtain the best offer possible and that the terms of the Merger (i) were not the result of an auction process or active market check; (ii) were arrived at without a full and thorough investigation by the Board of Directors; and (iii) failed to include appropriate mechanisms to protect the Cairn stockholders against a decline in the price of TMRC common stock. Plaintiff further alleges that the adoption of the Cairn Rights Agreement was entrenching in purpose and effect. Further, plaintiff alleges that TMRC aided and abetted the alleged breach of fiduciary duty by the directors of Cairn named as defendants. The lawsuit seeks rescission of the Merger. The lawsuit also seeks compensatory damages, attorneys' fees and other costs from the defendants. No material action has been taken by the plaintiff in this case since the date of its filing. TMRC believes that the lawsuit is without merit and intends to vigorously contest it.

In June 1996, Amoco Production Company ("Amoco") filed suit against TMRC in Louisiana State Court in Calcasieu Parish with respect to a dispute involving the drilling by TMRC of TMRC's Ben Todd No. 1 (TMRC) well in the Southwest Holmwood Field in which TMRC et al and Amoco each hold a 50% leasehold interest. The case was removed to the United States District Court for the Western District of Louisiana in July 1996. The Ben Todd No. 1 (TMRC) well was drilled by TMRC under a participation agreement between TMRC and Amoco in which Amoco had a right to participate in the well. The well was drilled by TMRC after providing notice to Amoco pursuant to the participation agreement of TMRC's intent to drill the well and Amoco's failure to take action to elect to participate in the well. Prior to the drilling of the well, TMRC had been advised by its advisors that the drilling of the well by TMRC was permitted under the participation agreement by virtue of Amoco's refusal to reasonably consent to the well following TMRC's request to do so. Amoco also did not seek to enjoin the drilling of the well and accepted the benefits of the well following the drilling thereof as well as other benefits under the participation agreement and lease. Amoco has alleged in its suit that the well was not permitted to be drilled under the agreement and is seeking to recover all the revenues from the well or have the production from the well stopped. Amoco is also requesting a cancellation of the participation agreement and TMRC's leasehold interests in the prospect, which includes TMRC's 31% interest in the Ben Todd No. 2 (Amoco) well that was drilled prior to the Ben Todd No. 1 (TMRC) well on an agreed basis. TMRC has filed a counterclaim for breach of contract, unfair practices and other claims.

On September 9, 1997, the Federal District Court entered a summary judgment finding that TMRC was not permitted under the participation agreement to drill the Ben Todd No. 1 (TMRC) well and that the participation agreement and related lease had been terminated by virtue of TMRC's drilling of the well. The trial court's summary judgment was based on a finding that the participation agreement was an unambiguous contract and that agreement allowed Amoco to withhold its consent to the drilling of the Ben Todd No. 1 (TMRC) well for any reason. As a result, the Court found that TMRC was precluded from drilling the Ben Todd No. 1
(TMRC) well by virtue of Amoco's failure to grant an express consent and that the drilling of the well constituted a breach and termination of the agreement and related lease. The potential effect of this judgment if it is not reversed or modified is that TMRC's rights with respect to the Ben Todd No. 1 (TMRC) and the Ben Todd No. 2 (Amoco) well would revert to Amoco and Amoco would have a claim for damages for production from those wells. The judgment did not address the date on which the participation agreement and lease were purportedly terminated or damages. A trial on the remaining issues has commenced and is expected to be completed in late November or early December.

TMRC is vigorously contesting the remaining issues at the trial court level. Further, subject to the outcome of the trial on such issues, TMRC currently intends to appeal the summary judgment regarding the termination of the participation agreement and leases. In this regard, TMRC believes that a termination of the participation agreement should not have affected the validity of the lease, in particular its rights with respect to the Ben Todd No. 2 (Amoco) well. TMRC also believes that with respect to any damage claims by Amoco, TMRC should be entitled to a recoupment of its expenses, including approximately $7.3 million in seismic, drilling and other exploration and development expenses.

The proved reserves attributable to TMRC's interests in the Ben Todd No. 1
(TMRC) well and Ben Todd No. 2 (Amoco) well were approximately 3.6 BCFE and 0.5 BCFE, respectively, at December 31, 1996, and 2.5 BCFE and .1 BCFE, respectively, at September 30, 1997, after giving effect to production during 1997 and revisions to reserve estimates. The net present value of the reserves (using a 10% discount rate) attributable to TMRC's interest in the Ben Todd No. 1 (TMRC) and Ben Todd No. 2 (Amoco) well was $13.3 million and $1.9 million, respectively, at December 31, 1996, and $1.5 million and $.4 million, respectively, at September 30, 1997. These reserve valuations reflect the prevailing prices of oil of $23.96 and $21.80 per bbl at December 31, 1996 and September 30, 1997, respectively, and a price per Mcf of natural gas of $4.48 and $2.36 at December 31, 1996 and September 30, 1997, respectively. Total production from the Ben Todd No. 1 (TMRC) well attributable to TMRC's interest through September 30, 1997, was 1.5 BCFE, with TMRC having received net revenues from such production of $4.2 million. TMRC has also received production from the Ben Todd No. 2 (Amoco) well since the date of drilling of the Ben Todd No. 1
(TMRC) well of approximately .4 BCFE, with TMRC having received revenues from such production of $1.1 million.

Although TMRC believes that it was entitled to drill the Ben Todd No. 1 (TMR) well and that the leases related to such well and the Ben Todd No. 2 (Amoco) well should have not been validly terminated, there can be no assurance as to the outcome of this litigation. Further, unfavorable outcome on this litigation could result in the loss of the reserves attributable to the wells in question as well as damages for the production received by TMRC therefrom. TMRC will continue to review the status of this litigation and any final decision that is rendered by the trial court following the trial and the requirement of any charge with respect thereto when a final decision by the trial court is entered.

The Company also recognized during the third quarter income net of depletion, depreciation and amortization from the wells in the Southwest Holmwood Field of approximately $400,000.

ITEM 2.   CHANGES IN SECURITIES.

      On November 5, 1997, TMRC entered into a new $125,000,000 revolving credit facility pursuant to a Credit Agreement between TMRC, The Chase Manhattan Bank, as Administrative Agent, and the lenders a party thereto (the "Credit Agreement"). The Credit Agreement prohibits the Company from paying dividends on its Common Stock.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   Reports on Form 8-K.

            On July 7, 1997, the Company filed its Current Report on Form 8-K dated July 3, 1997, to report that it had entered into an Agreement and Plan of Merger among TMRC, a wholly-owned subsidiary of TMRC, and Cairn Energy USA, Inc. ("Cairn"), which provided that TMRC Sub would be merged with and into Cairn and that the Cairn stockholders would receive 1.08 shares of TMRC common stock in exchange for their shares of Cairn common stock.

            On September 12, 1997, TMRC filed its Current Report on Form 8-K to report the status of its litigation with AMOCO.

      (b)   Exhibits.

            2.1 Agreement and Plan of Merger dated July 3, 1997, among the Company, C Acquisition Corp. and Cairn Energy USA, Inc. (incorporated by reference from the Company's Current Report on Form 8-K dated July 3, 1997). Pursuant to Item 601(b)(2) of Regulation S-K, certain schedules and similar attachments to the Agreement and Plan of Merger have not been filed with this exhibit. Such schedules and attachments contain various items relating to the representation and warranties made by the parties to the Agreement and Plan of Merger. The Company agrees to furnish supplementally any omitted schedule to the Commission upon request.

            4.1 Credit Agreement dated as of November 5, 1997, among The Meridian Resource Corporation, the several Lenders from time to time a party thereto and The Chase Manhattan Bank, as Administrative Agent (incorporated by reference from Exhibit
                  4.16 to the Company's Registration Statement on Form S-8 (File No. 333-40009).

            4.2 Pledge Agreement dated as of November 5, 1997, by Cairn Energy USA, Inc., Texas Meridian Resources Exploration, Inc., Texas Meridian Production Corporation and Texas Meridian Finance Corporation, in favor of The Chase Manhattan Bank (incorporated by reference from Exhibit 4.16 to the Company's Registration Statement on Form S-8 (File No. 333-40009).

            4.3 Guarantee dated November 5, 1997, by Cairn Energy USA, Inc., Texas Meridian Resources Exploration, Inc., Texas Meridian Production Corporation and Texas Meridian Finance Corporation, in favor of The Chase Manhattan Bank (incorporated by reference from Exhibit 4.16 to the Company's Registration Statement on Form S-8 (File No. 333-40009).

            27.1  Financial Data Schedule.

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by theundersigned thereunto duly authorized.

                                    THE MERIDIAN RESOURCE CORPORATION

Date:  November 14, 1997              /s/ LLOYD V. DELANO
                                    ----------------------------
                                          Lloyd V. Delano
                                          Vice President