Form 10-K
period 1997-12-31
MERIDIAN RESOURCE CORP
filed 1998-03-31
CIK 869369

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  DECEMBER 31, 1997   Commission file number:  1-10671

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

        Registrant's telephone number, including area code: 281-558-8080

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

  (Title of each class)              (Name of each exchange on which registered)
  ---------------------              -------------------------------------------
Common Stock, $0.01 par value                  New York Stock Exchange

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

Aggregate market value of shares of common stock held by non-affiliates
of the Registrant at March 27, 1998.                          $262,799,872

Number of shares of common stock outstanding at March 27, 1998. 33,479,514

                       DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Form (Items 10, 11, 12 and 13) is incorporated by reference from the registrant's Proxy Statement to be filed on or before April 30, 1998.

                        THE MERIDIAN RESOURCE CORPORATION
                               INDEX TO FORM 10-K


                                      PART I                         PAGE
                                                                     ----
Item 1.        Business                                                3

Item 2.        Properties                                             16

Item 3.        Legal Proceedings                                      16

Item 4.        Submission of Matters to a Vote of Security Holders    17

                                     PART II

Item 5.        Market for Registrant's Common Equity and Related
                      Shareholder Matters                             18

Item 6.        Selected Financial Data                                19

Item 7.        Management's Discussion and Analysis of Financial
                      Condition and Results of Operations             20

Item 8.        Financial Statements and Supplementary Data            30

Item 9.        Changes in and Disagreements with Accountants on
                      Accounting and Financial Disclosure             55

                                    PART III

Item 10.       Directors and Executive Officers of the Registrant     55

Item 11.       Executive Compensation                                 55

Item 12.       Security Ownership of Certain Beneficial Owners
                      and Management                                  55

Item 13.       Certain Relationships and Related Transactions         55

                                     PART IV

Item 14.       Exhibits, Financial Statements, Schedules and
                      Reports on Form 8-K                             56

               Signatures                                             60

                                     PART I

ITEM 1. BUSINESS

GENERAL

The Meridian Resource Corporation, together with its subsidiaries (the "Company" or "TMRC") is an independent oil and natural gas company engaged in the exploration for and development of oil and natural gas properties utilizing 3-D seismic technology. TMRC was one of the first independent oil and natural gas companies in the industry to incorporate 3-D seismic technology as an integral component of its exploration strategy and considers itself to be among the leaders in the use of this technology by independent oil and natural gas companies. TMRC believes that its expertise with and disciplined application of 3-D seismic technology provides it with a competitive advantage in the areas in which it operates.

In recent years, TMRC has focused its exploratory efforts in the onshore and coastal areas of Louisiana and the Texas Gulf Coast. With TMRC's merger with Cairn Energy USA, Inc. ("Cairn") in November 1997, TMRC has expanded its operations to the offshore waters in the Gulf of Mexico to 96 gross wells (20.7 net) and more than 50 3-D seismic based prospect opportunities offshore in the Gulf of Mexico.

The Cairn merger was accounted for as a pooling-of-interests for financial accounting purposes. As a result, historical revenue and production information contained in this business section has been restated to reflect the reserve and production data of the combined company. TMRC's estimated proved reserves as of December 31, 1997 were approximately 9,731 MBbls of oil and 110.8 Bcf of natural gas having an estimated Present Value of Proved Reserves of approximately $213.9 million.

On March 27, 1998, the Company and affiliates of Shell Oil Company (collectively "Shell") executed a definitive merger agreement which, together with a separate purchase and sale agreement (collectively referred to herein as the "Shell Agreements" and the transactions contemplated by the Shell Agreements are referred to herein as the "Shell Transactions"), will result in the Company acquiring all of Shell's producing and exploration properties in South Louisiana in exchange for shares of common and convertible preferred stock representing 39.9% of the common stock of the Company as of the closing, assuming exercise of all stock options, warrants and conversion of the preferred stock, and $42.5 million in cash.

Following the Shell Transactions, the Company is expected to control over 329,000 gross onshore acres in Louisiana and Texas with approximately 2,800 square miles of onshore 3-D seismic data, which the Company believes to be one of the largest positions held by a company with TMRC's market capitalization. The Company estimates that is current production base following the Shell Transactions will be approximately 22,000 net equivalent barrels of oil per day and that proved reserves will total over 48.6 million equivalent barrels of oil having an estimated reserve life of approximately six years.

TMRC was incorporated in Texas in 1990. TMRC's headquarters are located at 15995
N. Barkers Landing, Suite 300, Houston, Texas, 77079.

EXPLORATION STRATEGY

TMRC's exploration strategy is focused on prospects where large accumulations of oil and natural gas have been found and where TMRC believes substantial oil and natural gas reserve additions can be made through exploratory drilling utilizing 3-D seismic technology. TMRC also seeks to identify prospects with multiple potential productive zones to maximize the probability of success. In an effort to mitigate the risk of dry holes, TMRC engages in a rigorous and disciplined review of each prospect utilizing the latest in technological advances with respect to prospect analysis and evaluation.

TMRC's process of review of exploration prospects begins with a thorough analysis of the prospect using traditional methods of prospect development and computer technology to analyze all reasonably available 2-D seismic data and other geological and geophysical data with respect to the prospect. If the results of this analysis confirm the prospect potential, TMRC seeks to acquire 3-D seismic data over, and leasehold interests in or options to acquire leasehold interests in, the prospect area. TMRC then applies state of the art technology to assimilate and correlate the 2-D and 3-D seismic data on the prospect with all available well log information and other data to create a computer model that is designed to identify the location and size of potential hydrocarbon accumulations in the prospect. If TMRC's analysis of the model continues to confirm the potential for hydrocarbon accumulations within TMRC's prospect objectives, TMRC will then seek to identify the most desirable drilling location to test the prospect and to maximize production when the prospect is successful.

The process of developing, reviewing and analyzing a prospect from the time it is first identified to the time that it is drilled, is generally a 12 to 24 month process and results in a large number of potential prospects being rejected at various levels of the review. Although the cost of designing, acquiring, processing and interpreting 3-D seismic data and acquiring options and leases on prospects that are not ultimately drilled requires greater up-front costs per prospect than traditional exploration techniques, TMRC believes that the elimination of prospects that are unlikely to be successful and that might otherwise have been drilled at a substantial cost, results in significant savings to TMRC and a higher than average success rate for large reserve exploratory wells and thereby lower average finding costs per MCFE. TMRC also believes that its use of 3-D seismic technology minimizes development costs by allowing for the better placement of initial and, if necessary, development wells.

TMRC attempts to match its exploration risks with expected results by retaining working interests that historically have been between 50% and 75% in each well. Working interests retained by TMRC may vary in certain prospects depending upon participation structure, assessed risk, capital availability and other factors. In addition, working interests in offshore properties acquired in the Cairn acquisition average between 3% and 50% in each well. TMRC intends to increase its offshore working interests over time so that they are closer to its historical levels. TMRC's offshore properties also involve higher exploration and drilling costs and risks commonly associated with offshore exploration, including costs of constructing exploration and production platforms and pipeline interconnections, as well as weather delays and other matters associated with offshore exploration. TMRC believes it has one of the industry's most experienced exploration staffs among the independent oil and gas companies in the regions in which TMRC operates.

3-D SEISMIC TECHNOLOGY

The application and reliance on 3-D seismic technology is an integral part of TMRC's exploration strategy. TMRC believes that it has a competitive advantage over many of its competitors through its application of a disciplined approach to the use of 3-D seismic technology and its access to a substantial inventory of 3-D seismic data covering its existing properties and new potential prospects.

TMRC uses 3-D seismic technology as a key exploration and drilling tool and not merely as a means of exploiting development opportunities or confirming the potential viability of a prospect without engaging in the detailed process of analyzing and correlating the data with other seismic and well data to identify the most probable areas for hydrocarbon accumulations. TMRC believes that its application of the technology enables it to develop a much more accurate definition of the risk profile of an exploratory prospect than was previously available using traditional exploration techniques. As a result, TMRC believes its use of the technology increases its success rates and reduces its dry hole costs compared to companies that do not engage in a similar process.

TMRC has also sought to achieve advantages over its competitors by acquiring substantial 3-D seismic data over its prospects prior to drilling and by securing access to new data over its existing and new prospect areas. TMRC estimates that the inventory of both proprietary and non-proprietary data that it owns or has rights to acquire has increased from approximately 1,025 square miles at year end 1995 to approximately 2,280 square miles at year end 1997. In addition, with the closing of the Shell Transactions, the Company expects to be provided rights and access to approximately 5,000 miles of 2-D seismic data and 1,400 square miles of 3-D seismic data in Louisiana in addition to the Company's already large inventory of 2-D and 3-D seismic data.

TMRC attempts to maximize the quality and usefulness of its 3-D seismic data by participating in the original design of the survey whenever practicable. After the survey is designed, TMRC conducts tests on such aspects of the design as the amount and type of energy source, shot hole depths and layout, and type and placement of recording devices to optimize data quality. TMRC also seeks to have a representative on location during the acquisition process and conducts periodic quality control checks as a survey progresses.

Testing of survey design is made possible in part by the fact that TMRC has the ability to process the survey field data using its own staff, a capability that is atypical among independent exploration and production companies. 3-D seismic processing involves extracting data from magnetic tapes recorded in the field and filtering that information with a variety of software programs that present the data in a manner that can be utilized by interpretation software. TMRC believes that having the capability to process internally gives it greater control over not only the survey planning but also over the cost and timing of processing the survey data, and gives it greater flexibility in the assumptions used in processing the data.

Once processing is complete, TMRC analyzes the data utilizing state of the art interpretation software and techniques, including amplitude variation with offset ("AVO"), 3-D and 2-D pre-stack depth migration, coherency and inversion techniques. In the areas where TMRC is active, the existence of complex geology and variable acoustic velocities of the subsurface strata make interpretation of the seismic data in imaging a subsurface structure a highly subjective process, often requiring the application of combinations of interpretive techniques and multiple iterations to yield the best solution. In addition to seismic data, TMRC also utilizes all available subsurface data from wells previously drilled in the surrounding areas to correlate structural position as well as to test the validity of hydrocarbon indicators, where applicable. TMRC routinely performs forward modeling techniques to compare the hypothetical seismic response of assumed lithology for a target horizon to the actual response of a lithologically similar interval in a preexisting well within the survey area, if available. TMRC believes it is one of the few exploration companies to consistently utilize what is known as "Fault Seal Analysis" to evaluate the probability of a competent seal for prospects that rely on subsurface faulting for structural closure.

GEOLOGIC AND GEOPHYSICAL EXPERTISE

TMRC currently employs 68 full-time non-union employees. TMRC's exploration staff is made up of 38 persons, representing over half of TMRC's total personnel. This staff includes 8 full-time geologists and 9 full-time geophysicists, with between 8 and 35 years of experience in generating onshore and offshore prospects in the Louisiana and Texas Gulf Coast and in the Gulf of Mexico. TMRC's geologists and geophysicists generate and review all prospects using computer hardware and software owned or licensed and operated by TMRC. This assemblage of geologists and geophysicists significantly reduces TMRC's dependence on outside technical consultants and enables TMRC to internally generate most of its prospects rather than taking promoted prospects generated by outside geologists.

In the interest of retaining talented technical personnel, TMRC has adopted an incentive compensation system for its senior geologists and geophysicists that ties each individual's compensation to the individual's contribution to the success of TMRC's exploration activities by providing compensation based on results of the prospects generated by the geologist or geophysicist.

MARKETING OF PRODUCTION

TMRC's production is marketed to third parties consistent with industry practices. Typically, oil production from the Company's onshore wells is sold at the wellhead at field posted prices and natural gas is sold under contract at a negotiated price based upon factors normally considered in the industry, such as price regulations, distance from the well to the pipeline, well pressure, estimated reserves, quality of natural gas and prevailing supply and demand conditions. Pursuant to a farmout by Phillips Petroleum Company ("Phillips") of leases covering approximately 2,000 acres in the Chocolate Bayou Field to TMRC, Phillips reserved a call on TMRC's oil and natural gas production from that field. The gas contract entered into as a result of Phillips exercising its call on production provides for a contract until December 31, 1998, which will be renegotiated at that time. Phillips is currently purchasing 100% of TMRC's natural gas production from the Chocolate Bayou Field at 100% of the quoted Houston Ship Channel price. Gas production from the Company's onshore properties is typically sold under short-term contracts or in the spot market.

TMRC's offshore oil production is sold to various purchasers under short-term arrangements at prices negotiated by third parties, but at prices no less than such purchasers' posted prices for the respective areas less standard deductions. Offshore gas production is typically sold pursuant to short-term contracts or in the spot market.

The following table sets forth purchasers of TMRC's oil and natural gas that accounted for more than 10% of total revenues for the years indicated:

                                                     Year Ended December 31,
                                                   ----------------------------
CUSTOMER                                           1997        1996        1995
                                                   ----        ----        ----
Phillips Petroleum Company .................        20%         22%         19%
Coastal Corporation ........................        15%         21%         15%
Koch Oil Company ...........................        15%         12%          7%

TMRC believes that the loss of any of these purchasers would not have a material adverse effect on its results of operations due to the availability of other purchasers for its oil and natural gas.

MARKET CONDITIONS

TMRC's revenues, profitability and future rate of growth are substantially dependent upon prevailing prices for natural gas and, to a lesser extent, oil. Oil and natural gas prices have been extremely volatile in recent years and are affected by many factors outside the control of TMRC. Since 1992, prices for West Texas Intermediate ("WTI") crude have ranged from $23.39 to $11.00 per Bbl and the monthly average of the Gulf Coast spot market natural gas price at Henry Hub, Louisiana, has ranged from $3.97 to $1.08 per Mcf. In 1997, WTI posted crude oil prices have ranged between $22.86 to $16.18 per Bbl, and spot natural gas prices at Henry Hub, Louisiana, have ranged between $3.97 to $1.68 per Mcf. Prices received by the Company for its oil production have been significantly depressed since the fourth quarter of 1997 and the WTI postings reached an eight year low on March 16, 1998 of $11.00 per Bbl. Natural gas prices have similarly declined, but on a less dramatic basis. These declines in prices of oil and natural gas have affected the results and associated cash flow of the Company's properties. The volatile nature of the energy markets makes it difficult to estimate future prices of oil and natural gas; however, any prolonged period of depressed prices could have a material adverse effect on the Company's results of operations and financial condition.

Because the majority of TMRC's production and targeted prospects are natural gas, TMRC is affected more by changes in natural gas prices than crude oil prices. Sales of oil and natural gas also have historically been seasonal in nature, which may lead to substantial differences in cash flow at various times throughout the year. The marketability of TMRC's production depends in part upon the availability, proximity and capacity of natural gas gathering systems, pipelines and processing facilities. Federal and state regulation of oil and natural gas production and transportation, general economic conditions, changes in supply and changes in demand, all could adversely affect TMRC's ability to produce and market its oil and natural gas. If market factors were to change dramatically, the financial impact on TMRC could be substantial. The availability of markets and the volatility of product prices are beyond the control of TMRC and thus represent a significant risk.

COMPETITION

The oil and natural gas industry is highly competitive for prospects, acreage (including offshore in the Gulf of Mexico) and capital. TMRC's competitors include numerous major and independent oil and natural gas companies, individual proprietors, drilling and income programs and partnerships. Many of these competitors possess and employ financial and personnel resources substantially in excess of those available to TMRC and may, therefore, be able to define, evaluate, bid for and purchase a greater number of oil and natural gas properties than TMRC. However, by utilizing technological advances, such as 3-D seismic technology, TMRC believes it has enhanced its competitive position relative to others in the industry that do not similarly rely on such technology. There is intense competition in marketing oil and natural gas production, and there is competition with other industries to supply the energy and fuel needs of consumers.

REGULATION

The availability of a ready market for any oil and natural gas production depends upon numerous factors beyond TMRC's control. These factors include regulation of oil and natural gas production, federal and state regulations governing environmental quality and pollution control, state limits on allowable rates of production by a well or proration unit, the amount of oil and natural gas available for sale, the availability of adequate pipeline and other transportation and processing facilities and the marketing of competitive fuels. For example, a productive natural gas well may be "shut-in" because of an oversupply of natural gas or lack of an available natural gas pipeline in the areas in which TMRC may conduct operations. State and federal regulations generally are intended to prevent waste of oil and natural gas, protect rights to produce oil and natural gas between multiple owners in a common reservoir, control the amount of oil and natural gas produced by assigning allowable rates of production, and control contamination of the environment. Pipelines are subject to the jurisdiction of various federal, state and local agencies.

Oil and natural gas production operations are subject to various types of regulation by state and federal agencies. Legislation affecting the oil and natural gas industry is under constant review for amendment or expansion. In addition, numerous departments and agencies, both federal and state, are authorized by statute to issue rules and regulations binding on the oil and natural gas industry and its individual members, some of which carry substantial penalties for failure to comply. The regulatory burden on the oil and natural gas industry increases TMRC's cost of doing business and, consequently, affects its profitability.

All of the Company's offshore oil and gas leases are granted by the federal government and are administered by the Mineral Management Service (the "MMS"). Such leases require compliance with detailed federal regulations and orders that regulate, among other matters, drilling and operations and the calculation of royalty payments to the federal government. Ownership interests in these leases are generally restricted to United States citizens and domestic corporations. Assignments of these leases or interests therein are subject to approval by the MMS.

The federal authorities, as well as many state authorities, require permits for drilling operations, drilling bonds and reports concerning operations and impose other requirements relating to the exploration and production of oil and gas. Such states also have statutes or regulations addressing conservation matters, including provisions for the unitization or pooling of oil and gas properties, the establishment of maximum rates of production from oil and gas wells and the regulation of spacing, plugging and abandonment of such wells. The statutes and regulations of the federal authorities, as well as many state authorities, limit the rates at which oil and gas can be produced from the Company's properties.

GAS PRICE CONTROLS

Prior to January 1993, certain natural gas was subject to regulation by the Federal Energy Regulatory Commission ("FERC") under the Natural Gas Price Act ("NGPA") which prescribed maximum lawful prices for natural gas sales effective December 1, 1978. Effective January 1, 1993, natural gas prices were completely deregulated. Consequently, sales of TMRC's natural gas after such date may be made at market prices.

The FERC regulates interstate natural gas pipeline transportation rates and service conditions which affect the marketing of natural gas produced by TMRC, as well as the revenues received by TMRC for sales of such natural gas. Since the latter part of 1985, the FERC has adopted policies intended to make natural gas transportation more accessible to gas buyers and sellers on an open and non-discriminatory basis. The FERC's latest action in this area, Order No. 636, reflected the FERC's finding that under the then current regulatory structure, interstate pipelines and other gas merchants,including producers, did not compete on a "level playing field" in selling gas. Order No. 636 instituted individual pipeline service restructuring proceedings, designed specifically to "unbundle" those services (e.g., transportation, sales and storage) provided by many interstate pipelines so that buyers of natural gas may secure gas supplies and delivery services from the most economical source, whether interstate pipelines or other parties. The FERC has issued final orders in almost all restructuring proceedings.

Although Order No. 636 does not regulate gas producers such as TMRC, the FERC has stated that Order No. 636 is intended to foster increased competition within all phases of the natural gas industry. It is unclear what impact, if any, increased competition within the natural gas industry under Order No. 636 will have on TMRC and its marketing efforts, although recent price declines for natural gas may be attributable, in part, to better gas distribution resulting from Order No. 636. In addition, numerous petitions seeking judicial review of Order No. 636 and the individual pipeline restructuring orders have been filed. It is not possible to predict what, if any, effect the final restructuring rule will have on TMRC. TMRC does not believe, however, it will be affected by any action taken with respect to Order No. 636 any differently than other gas producers and marketers with which it competes.

The FERC has adopted a policy concerning "spin-downs" and "spin-offs" of gathering systems operated by jurisdictional pipelines to non-jurisdictional entities. Because TMRC utilizes gathering service for the transportation of gas from the wellhead to gas transmission pipelines, TMRC could be affected by this policy. In reviewing applications for "spin-downs" and" spin-offs," the FERC has considered whether existing shippers have satisfactory contractual arrangements for gathering in place. In instances in which this is not the case, the gathering company has been required to offer a "default" contract for gathering services. The impact that this new policy will have on the gathering rates paid by TMRC or the gathering services received by TMRC cannot yet be determined.

Additional proposals and proceedings that might affect the natural gas industry are pending before Congress, the FERC and the courts. The natural gas industry historically has been very heavily regulated; therefore, there is no assurance that the less stringent regulatory approach recently pursued by the FERC and Congress will continue.

OIL PRICE CONTROLS

Sales of crude oil, condensate and gas liquids by TMRC are not regulated and are made at market prices.

STATE REGULATION OF OIL AND NATURAL GAS PRODUCTION

States in which TMRC conducts its oil and natural gas activities regulate the production and sale of oil and natural gas, including requirements for obtaining drilling permits, the method of developing new fields, the spacing and operation of wells and the prevention of waste of natural gas and resources. In addition, most states regulate the rate of production and may establish maximum daily production allowables for wells on a market demand or conservation basis.

ENVIRONMENTAL REGULATION

TMRC's operations are subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may require the acquisition of a permit before drilling commences, restrict the types, quantities and concentration of various substances that can be released into the environment in connection with drilling and production activities, limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas, and impose substantial liabilities for pollution resulting from TMRC's operations. Moreover, the recent trend toward stricter standards in environmental legislation and regulation is likely to continue. For instance, legislation has been proposed in Congress from time to time that would reclassify certain oil and gas exploration and production wastes as "hazardous wastes" which would make the reclassified wastes subject to much more stringent handling, disposal and clean-up requirements. If such legislation were to be enacted, it could have a significant impact on the operating costs of TMRC, as well as the oil and natural gas industry in general. Initiatives to further regulate the disposal of oil and gas wastes are also pending in certain states, and these various initiatives could have a similar impact on TMRC. Management believes that TMRC is in substantial compliance with current applicable environmental laws and regulations and that continued compliance with existing requirements will not have a material adverse impact on TMRC.

OPA. The Oil Pollution Act of 1990 (the "OPA") and regulations thereunder impose a variety of regulations on "responsible parties" related to the prevention of oil spills and liability for damages resulting from such spills in United States waters. A "responsible party" includes the owner or operator of a facility or vessel, or the lessee or permittee of the area in which an offshore facility is located. The OPA assigns liability to each responsible party for oil removal costs and a variety of public and private damages. While liability limits apply in some circumstances, a party cannot take advantage of liability limits if the spill was caused by gross negligence or willful misconduct or resulted from violation of a federal safety, construction or operating regulation. If the party fails to report a spill or to cooperate fully in the cleanup, liability limits likewise do not apply. Few defenses exist to the liability imposed by the OPA.

The OPA also imposes ongoing requirements on a responsible party, including proof of financial responsibility to cover at least some costs in a potential spill. On August 25, 1993, the MMS published an advance notice of its intention to adopt a rule under the OPA that would require owners and operators of offshore oil and gas facilities to establish $150 million in financial responsibility. Under the proposed rule, financial responsibility could be established through insurance, guaranty, indemnity, surety bond, letter of credit, qualification as a self-insurer or a combination thereof. There is substantial uncertainty as to whether insurance companies or underwriters will be willing to provide coverage under the OPA because the statute provides for direct lawsuits against insurers who provide financial responsibility coverage, and most insurers have strongly protested this requirement. The financial tests or other criteria that will be used to judge self-insurance are also uncertain. The Company cannot predict the final form of the financial responsibility rule that will be adopted by the MMS, but such rule has the potential to result in the imposition of substantial additional annual costs on the Company or otherwise materially adversely affect the Company. The impact of the rule should not be any more adverse to the Company than it will be to other similarly situated or less capitalized owners or operators in the Gulf of Mexico.

The OPA also imposes other requirements, such as the preparation of an oil spill contingency plan. The Company has such a plan in place. Failure to comply with ongoing requirements or inadequate cooperation during a spill event may subject a responsible party to civil or criminal enforcement actions.

CERCLA. The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as the "Superfund" law, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons who are considered to have contributed to the release of a "hazardous substance" into the environment. These persons include the owner or operator of the disposal site or sites where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances and under CERCLA such persons or companies would be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.

PRODUCING PROPERTIES

The following table sets forth reserve and production information by region with respect to TMRC's proved oil and gas reserves as of January 1, 1998. Ryder Scott Company, independent petroleum engineers, has reviewed the reserve volumes estimated by TMRC.

                                                        PRESENT
                                                         VALUE               1997
                                       RESERVES          FUTURE            PRODUCTION
                                  ------------------      NET        ---------------------
                                    OIL        GAS      REVENUES       OIL            GAS
                 REGION           (MBBLS)     (MMCF)    (000)(1)     (MBBLS)        (MMCF)
                 ------           -------     ------    --------     -------        ------
Texas...........................     563      22,629     $34,291         56          3,644
Louisiana.......................   4,269      10,860      49,173        538          1,741
Gulf of Mexico..................   4,899      75,268     127,934        320          8,880
Appalachian.....................     --        2,028       2,519         --            338
                                   -----     -------    --------        ---         ------
        Total...................   9,731     110,785    $213,917        914         14,603
                                   =====     =======    ========        ===         ======

---------------
(1) The Standardized Measure of Discounted Future Net Cash Flows prepared by TMRC represents the Present Value of Future Net Revenues after income taxes discounted at 10%. The prices used for calculating the Present Value of Future Net Revenues were the prices being received by TMRC at December 31, 1997, and were $ 17.31 per bbl of oil and $ 2.53 per Mcf of natural gas.

PRODUCTIVE WELLS

At December 31, 1997, 1996, and 1995, TMRC held interests in the following productive wells. The majority of the Company's 96 gross (20.7 net) wells in the Gulf of Mexico have multiple completions.

                                             December 31,
                       ---------------------------------------------------------
                            1997                 1996                1995
                       ----------------    ----------------    -----------------
                       GROSS     NET         GROSS    NET       GROSS     NET
                       -----     ---         -----    ---       -----     ---
Oil Wells.............   16      6.8           12    4.1          10      2.6
Gas Wells.............  345     94.0          337   90.9         316     83.4
                        ---    -----          ---   ----         ---     ----
        Total.........  361    100.8          349   95.0         326     86.0
                        ===    =====          ===   ====         ===     ====

CURRENT PROSPECTS

TMRC is actively pursuing its exploration and development program with more than 150 prospects under various stages of review and has analyzed, acquired or has, or expects to obtain rights to acquire interests in 3-D seismic data covering approximately 1,850 square miles in south Louisiana and southeast Texas relating to these prospects. Since December 31, 1997, TMRC has completed drilling 7 wells, 3 of which have been successful. TMRC also is currently drilling 3 wells and expects to drill up to 25 additional wells during the remainder of 1998. The total cost of TMRC's exploration and development program, including lease and seismic data acquisition costs, through the end of 1998 is currently estimated to be approximately $135 million, excluding any expenditures relating to the Shell Transactions, subject to adjustment depending upon drilling results, timely delivery and analysis of seismic data, the availability of drilling equipment, availability of capital and other factors. TMRC has recently reaffirmed its exploration strategy and is implementing a renewed effort at accelerating and increasing its exploration program for the ensuing twelve months.

OIL AND NATURAL GAS RESERVES

Presented below are the estimated quantities of proved reserves of crude oil and natural gas, the Estimated Future Net Revenues (before income taxes), the Present Value of Future Net Revenues and the Standardized Measure of Discounted Future Net Cash Flows for TMRC as of December 31, 1997. Information set forth in the following table is based upon reserve reports prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission (the "Commission"). The reserve volumes estimated by TMRC were reviewed by Ryder Scott Company.

                                                     Proved Reserves at December 31, 1997
                                           ---------------------------------------------------------
                                           Developed         Developed
                                           Producing       Non-producing      Undeveloped      Total
                                           ---------       -------------      -----------      -----
                                                            (dollars in thousands)
Net Proved Reserves:
Oil (MBbls)............................       1,664              3,641             4,426         9,731
Gas (MMcf).............................      34,501             46,999            29,285       110,785
MMCFE..................................      44,485             68,845            55,841       169,171
Estimated Future Net Revenues (Before Income Taxes)........................................   $341,776
Present Value of Future Net Revenues.......................................................   $213,917
Standardized Measure of Discounted Future Net Cash Flows(1)................................   $213,917

---------------
(1) The Standardized Measure of Discounted Future Net Cash Flows prepared by TMRC represents the Present Value of Future Net Revenues after income taxes discounted at 10%. The prices used for calculating the Present Value of Future Net Revenues were the prices being received by TMRC at December 31, 1997, and were $ 17.31 per bbl of oil and $ 2.53 per Mcf of natural gas.

Subsequent to December 31, 1997, prices of oil and natural gas have declined. If prices in effect at March 1, 1998, were to be applied to the Company's reserves at December 31, 1997, the Standardized Measure of Discounted Future Net Cash Flows would have been $ 40 to $ 45 million less than it was at year end.

Additional reserve information is set forth in TMRC's Consolidated Financial Statements and the Supplemental Oil and Gas Information (unaudited) included elsewhere herein. TMRC has not included estimates of total proved reserves, comparable to those disclosed herein, in any reports filed with Federal authorities other than the Commission.

In general, estimates of economically recoverable oil and natural gas reserves and of the future net revenues therefrom are based upon a number of variable factors and assumptions, such as historical production from the subject properties, the assumed effects of regulation by governmental agencies and assumptions concerning future oil and natural gas prices and future operating costs, all of which may vary considerably from actual results. All such estimates are to some degree speculative, and classifications of reserves are only attempts to define the degree of speculation involved. For these reasons, estimates of the economically recoverable oil and natural gas reserves attributable to any particular group of properties, classifications of such reserves based on risk of recovery and estimates of the future net revenues expected therefrom, prepared by different engineers or by the same engineers at different times, may vary substantially. Therefore, the actual production, revenues, severance and excise taxes, development and operating expenditures with respect to TMRC's reserves will likely vary from such estimates, and such variances could be material.

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

OIL AND NATURAL GAS DRILLING ACTIVITIES

The following table sets forth the gross and net number of productive, dry and total exploratory and development wells that TMRC drilled in each of 1997, 1996 and 1995.

                                         Gross Wells                        Net Wells
                                         -----------                        ---------
                                 Productive     Dry    Total        Productive    Dry     Total
                                 ----------     ---    -----        ----------    ---     -----
Exploratory Wells
Year Ended December 31, 1997            7           9      16            4.4        3.5      7.9
Year Ended December 31, 1996           15          13      28            6.0        5.3     11.3
Year Ended December 31, 1995           11           7      18            3.7        2.2      5.9
Development Wells
Year Ended December 31, 1997            3          --       3             .8         --       .8
Year Ended December 31, 1996           --          --      --             --         --       --
Year Ended December 31, 1995            1          --       1             .8         --       .8

PRODUCTION

The following table summarizes the net volumes of oil and natural gas produced and sold, and the average prices received with respect to such sales, from all properties in which TMRC held an interest during the last three years.


                                                      Year Ended December 31,
                                                      -----------------------
                                                     1997      1996       1995
                                                     ----      ----       ----
Production:
Oil (MBbls)....................................        914       751        650
Natural Gas (MMcf) ............................     14,603    15,783     14,598
MMCFE..........................................     20,087    20,289     18,498
Average Prices:
Oil ($/Bbl)....................................     $19.72    $21.92     $18.04
Natural Gas ($/Mcf)............................      $2.70     $2.44      $1.71
MCFE ($/Mcf)...................................      $2.86     $2.71      $1.99
Production Expenses:
Lease operating expenses ($/MCFE)..............      $0.28     $0.23      $0.20
Severance and ad valorem taxes ($/MCFE)........      $0.11     $0.08      $0.05

ACREAGE

The following table sets forth the developed and undeveloped oil and natural gas acreage in which TMRC held an interest as of December 31, 1997. Undeveloped acreage is considered to be those lease acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas, regardless of whether or not such acreage contains proved reserves.


      Region                          Developed              Undeveloped
      ------                          ---------              -----------
                                  Gross         Net       Gross        Net
                                  -----         ---       -----        ---
Texas..........................      1,510      1,172           53          53
Louisiana......................      1,523        883       17,603      11,449
Gulf of Mexico.................    124,860     30,605      266,120     105,650
Appalachian ...................     12,000      3,226          --          --
                                  --------    -------      -------     -------
      Total....................    139,893     35,886      283,776     117,152
                                   =======     ======      =======     =======

In addition to the above acreage, TMRC currently has options or farm-ins to acquire leases on 49,391 Gross (36,362 net) acres of undeveloped land located in Texas and Louisiana. TMRC's fee holdings of 4,915 acres has been included in the undeveloped acreage and has been reduced to reflect the interest which has been leased to third parties.

TITLE TO PROPERTIES

As is customary in the oil and natural gas industry, TMRC makes only a cursory review of title to undeveloped oil and natural gas leases at the time they are acquired by TMRC. However, before drilling commences,

TMRC causes a thorough title search to be conducted, and any material defects in title are remedied prior to the time actual drilling of a well on the lease begins. To the extent title opinions or other investigations reflect title defects, TMRC, rather than the seller or lessor of the undeveloped property, is typically obligated to cure any such title defects at its expense. If TMRC were unable to remedy or cure any title defect of a nature such that it would not be prudent to commence drilling operations on the property, TMRC could suffer a loss of its entire investment in the property. TMRC believes that it has good title to its oil and natural gas properties, some of which are subject to immaterial encumbrances, easements and restrictions. Under the terms of TMRC's credit agreement, TMRC is prohibited from granting liens on various of its properties and is required to grant to its bank a lien on such property in the event of certain defaults. The oil and natural gas properties owned by TMRC are also typically subject to royalty and other similar non-cost bearing interests customary in the industry. TMRC is currently in a dispute with respect to its interest in the Southwest Holmwood field and its interest in this field is subject to the outcome of this litigation. See "--Amoco Litigation."

Substantial portions of TMRC's 3-D seismic data has been acquired through licenses and other similar arrangements. Such licenses contain transfer and other restrictions customary in the industry.

ITEM 2.  PROPERTIES

PRODUCING PROPERTIES

For information regarding the Company's properties, see "Item 1. Business" above.

ITEM 3.  LEGAL PROCEEDINGS

In June 1996, Amoco Production Company ("Amoco") filed suit against the Company in Louisiana State Court in Calcasieu Parish with respect to a dispute involving the drilling by the Company of the Company's Ben Todd No. 1 (TMRC) well in the Southwest Holmwood Field in which the Company ET AL and Amoco each hold a 50% leasehold interest. The case was removed to the United States District Court for the Western District of Louisiana in July 1996. The Ben Todd No. 1 (TMRC) well was drilled by the Company under a participation agreement between the Company and Amoco in which Amoco had a right to participate in the well. The well was drilled by the Company after providing notice to Amoco pursuant to the participation agreement of the Company's intent to drill the well and Amoco's failure to take action to elect to participate in the well. Prior to the drilling of the well, the Company had been advised by its advisors that the drilling of the well by the Company was permitted under the participation agreement by virtue of Amoco's refusal to reasonably consent to the well following TMRC's request to do so. Amoco also did not seek to enjoin the drilling of the well and accepted the benefits of the well following the drilling thereof as well as other benefits under the participation agreement and lease. Amoco alleged in its suit that the well was not permitted to be drilled under the agreement and sought to recover all the revenues from the well or have the production from the well stopped. Amoco requested that the trial court cancel the participation agreement and the Company's leasehold interest in the prospect, which includes the Company's 50% interest in the Ben Todd No. 2 (Amoco) well that was drilled prior to the Ben Todd No. 1 (TMRC) well on an agreed basis. The Company filed a counterclaim for breach of contract, unfair practices and other claims.

On December 22, 1997, the Federal District Court entered a judgment against the Company in this matter and ordered that the Company was not permitted under the participation agreement to drill the Ben Todd No. 1 (TMRC) well and that the participation agreement and related lease had been terminated by virtue of the Company's drilling of the well. The trial court also dismissed the Company's counterclaims against Amoco. The trial court further ordered a reversion of the Company's rights with respect to the Ben Todd No. 1 (TMRC) and the Ben Todd No. 2 (Amoco) and directed TMRC to account for all production and monies received by it from the date of the cancellation of the lease. The Company has calculated the production and revenues received by it as operator from these properties to which the trial court has ordered to be returned to Amoco to be approximately
4.0 Bcfe and $10.2 million. The Company recorded a charge of $6.2 million in the fourth quarter of 1997, representing its estimated portion of the potential loss, which is net of approximately $4.0 million of amounts that would be recoverable from third parties with respect to the Amoco lawsuit. Management does not expect any material additional charges to be made with respect to this matter. The Company has reported no reserves related to these properties as of December 31, 1997.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Special Meeting of Shareholders of the Company held on November 5, 1997, the Company's shareholders voted in favor of a proposal to approve and adopt an Agreement and Plan of Merger dated as of July 3, 1997, pursuant to which the Company combined with Cairn. The number of shares voted for and against and the number of abstentions for with respect to the proposal was as follows:


                                                                    BROKER
                                                                  NON-VOTES/
PROPOSAL                                    FOR       AGAINST       ABSTAIN
--------                                    ---       -------       -------
Merger of Cairn into the Company           9,653,343    156,740      31,221

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK AND DIVIDEND POLICY

The common stock is traded on the New York Stock Exchange under the symbol "TMR." Prior to April 3, 1997, the Common Stock was traded on the American Stock Exchange (the "AMEX"). The following table sets forth, for the periods indicated, the high and low sale prices per share for the common stock as reported on the New York Stock Exchange Composite Tape and the AMEX:


                                                 HIGH              LOW
                                                 ----              ---
1997:
First quarter..........................         16 7/8           12 1/2
Second quarter.........................         13 3/8           11 1/8
Third quarter..........................         14 1/8            9 7/8
Fourth quarter ........................         14 1/8            8

1996:
First quarter..........................         14               10 3/4
Second quarter.........................         13                9
Third quarter..........................         15 1/8            9 5/16
Fourth quarter.........................         18 1/2           14 5/8

The closing sale price of the common stock on March 27, 1998, as reported on the New York Stock Exchange Composite Tape, was $ 8.00. As of March 27, 1998, the Company had approximately 955 shareholders of record.

The Company has not paid cash dividends on the common stock and does not intend to pay cash dividends on the common stock in the foreseeable future. The Company currently intends to retain its cash for the continued development of its business, including exploratory and development drilling activities. The Company is also currently restricted under its Chase Manhattan Bank Credit Agreement from expending more than $500,000 in the aggregate for cash dividends on the common stock or for purchases of shares of common stock without the prior consent of the lender.

ITEM 6. RESTATED SELECTED FINANCIAL DATA

All financial data which has been restated for the merger with Cairn should be read in conjunction with the Consolidated Financial Statements of TMRC and related notes thereto included elsewhere in this report. The merger with Cairn was accounted for as a pooling-of-interest, and accordingly all financial data has been restated to include the financial position and results of operations for Cairn for all periods presented.

                                                          YEAR ENDED DECEMBER 31,
                                           -----------------------------------------------------
                                           1997         1996        1995        1994        1993
                                           ----         ----        ----        ----        ----
                                                   (In thousands, except per share data)
A.   SUMMARY OF OPERATING DATA
Production Data:
     Oil (MBbl)                                 914          751         650         163         140
     Natural gas (Mmcf)                      14,603       15,783      14,598       7,116       7,048
     Natural gas equivalent (Mmcfe)          20,087       20,289      18,498       8,094       7,888
Average Prices:
     Oil ($/Bbl)                             $19.72       $21.92      $18.04      $15.14      $16.20
     Natural gas ($/Mcf)                      $2.70        $2.44       $1.71       $2.01       $2.23
     Natural gas equivalent ($/Mcfe)          $2.86        $2.71       $1.99       $2.07       $2.28
B.   SUMMARY OF OPERATIONS
Total revenues                              $58,333      $56,733     $38,230     $17,752     $18,549
Depletion and depreciation                  $26,337      $25,342     $18,491      $7,788      $7,494
Net income (loss)                         ($28,541)      $16,692      $7,458      $1,661    ($1,980)
Net income (loss) per share:
     Basic                                ($   .85)     $    .50    $    .25    $    .07    ($  .11)
     Diluted                              ($   .85)     $    .47    $    .23    $    .06    ($  .11)
Dividends per common share                    -----        -----       -----       -----       -----
Weighted average common
     shares outstanding                      33,383       33,399      30,207      24,485      18,815
C.   SUMMARY BALANCE SHEET DATA
Total assets                               $292,558     $245,757    $193,134    $126,124     $82,067
Long-term obligations, inclusive
     of current maturities                 $107,195      $42,000     $15,500     $23,500      $9,600
Stockholders' equity                       $145,102     $171,432    $154,924     $93,685     $66,899

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

ACQUISITION OF SHELL PROPERTIES. On March 27, 1998, the Company and affiliates of Shell Oil Company (collectively, "Shell") executed a definitive merger agreement which, together with a separate purchase and sale agreement (collectively referred to herein as the "Shell Agreements" and the transactions contemplated by the Shell Agreements are referred to herein as the "Shell Transactions"), will result in the Company acquiring all of Shell's producing and exploration properties in South Louisiana in exchange for shares of common and convertible preferred stock representing 39.9% of the common stock of the Company as of the closing, assuming exercise of all stock options, warrants and conversion of the preferred stock, and $42.5 million in cash.

Following the Shell Transactions, the Company is expected to control over 329,000 gross onshore acres in Louisiana and Texas with approximately 2,800 square miles of onshore 3-D seismic data, which the Company believes to be one of the largest positions held by a company with TMRC's market capitalization. The Company estimates that is current production base following the Shell Transactions will be approximately 22,000 equivalent barrels of oil per day and that proved reserves will total over 48.6 million equivalent barrels of oil having an estimated reserve life of approximately six years.

The terms of the Shell Agreements call for Shell to receive a fixed 39.9% of the post-transaction common stock of the Company, assuming exercise of all stock options, warrants and conversion of the preferred stock, comprised of 12.082 million shares of Common Stock and shares of a new series of preferred stock (the "Preferred Stock") convertible into approximately 12.827 million shares of Common Stock. The Preferred Stock will have a stated value of $135 million, a 4% annual dividend for a period of five years (with the dividend reducing in amount by one-third in each year starting at the end of two years so that no dividends will be payable after five years) and a conversion price of approximately $10.52 per share. The Preferred Stock will convert automatically into Common Stock if the market price of the Common Stock is greater than or equal to 150% of the conversion price for 75 consecutive trading days. Terms of the Shell Transactions are not subject to changes in the market price of the Common Stock.

To insure the Company's ability to function as an independent oil and gas company, Shell has agreed to restrict its discretionary voting rights on non-extraordinary corporate issues requiring a shareholder vote to 23% of the outstanding voting shares, with the remainder of its holdings to be voted in the same ratio as the shares voted by other shareholders and Shell's unrestricted shares. Shell also has agreed to restrictions on its ability to sell shares and will be provided with certain rights to purchase additional shares to the extent necessary to maintain at least a 21% beneficial ownership interest in the Company. Shell will be entitled to one seat on the Company's board of directors. The consummation of the Shell Transactions is subject to approval of the shareholders of the Company and certain other customary conditions. The Company currently anticipates that a closing of the Shell Transactions will occur either late in the second quarter or early in the third quarter of 1998.

CAIRN MERGER. On November 5, 1997, the Company acquired by merger (the "Merger") Cairn. In the Merger, the Company issued approximately 19.0 million shares of Common Stock, $0.01 par value ("Common Stock"). The Merger more than doubled the Company's proved reserves and substantially increased the production and cash flow of the Company. In connection with the Merger, the Company expanded its working capital line of credit to $125.0 million and repaid all of Cairn's outstanding bank debt. The Merger was accounted for as a pooling of interests and the Company's historical financial statements and operating results and the discussion of such results in this Management's Discussion and Analysis of Financial Conditions and Results of Operations have been restated to reflect the combined operations of the Company and Cairn for the periods presented. The Company recorded a one-time charge in the fourth quarter of approximately $10 million for costs associated with the Merger.

CEILING WRITEDOWN AND INDUSTRY CONDITIONS. The Company's revenues, profitability and future rate of growth are substantially dependent upon prevailing prices for natural gas and, to a lesser extent, oil. Oil and natural gas prices have been extremely volatile in recent years and are affected by many factors outside the control of TMRC. Since 1992, prices for West Texas Intermediate ("WTI") crude have ranged from $23.39 to $11.00 per Bbl and the monthly average of the Gulf Coast spot market natural gas price at Henry Hub, Louisiana, has ranged from $3.97 to $1.08 per Mcf. In 1997, WTI crude oil prices have ranged between $23.39 to $16.18 per Bbl, and spot natural gas prices at Henry Hub, Louisiana, have ranged between $3.97 to $1.68 per Mcf. Prices received by the Company for its oil production have been significantly depressed since the fourth quarter of 1997 and WTI posting reached an eight year low of $11.00 on March 16, 1998. Natural gas prices have similarly declined, but on a less dramatic basis. These declines in prices of oil and natural gas have affected the results and associated cash flow of the Company's properties. The volatile nature of the energy markets makes it difficult to estimate future prices of oil and natural gas; however, any prolonged period of depressed prices could have a material adverse effect on the Company's results of operations and financial condition.

The Company follows the full cost method of accounting for its investments in oil and natural gas properties, which requires that the net carrying value of oil and natural gas properties is limited to the sum of the present value (10% discount rate) of the estimated future net cash flows from proved reserves, based on the current prices and costs, plus the lower of cost or estimated value of unproved properties. Due to prevailing market conditions as of December 31, 1997, the average prices utilized by the Company in determining the net carrying value of its oil and natural gas properties were $2.53 per Mcf and $17.31 per Bbl, compared to $4.10 per Mcf and $24.36 per Bbl utilized to calculate such value at December 31, 1996. As a result of this significant decline in oil and natural gas prices, the Company recognized a $24.1 million non-cash write-down of its oil and natural gas properties under the full cost method of accounting. Since the net carrying value of the Company's oil and natural gas properties have been reduced due to the full cost ceiling limitation such that the present value of the Company's proved oil and gas reserves do not exceed the Company's net oil and gas properties recorded on its balance sheet, there is an increased risk of future property write-downs due to factors that negatively affect the present value of proved oil and gas reserves, including volatile oil and gas prices, downward revisions in estimated proved oil and natural gas quantities and unsuccessful exploratory operations. In this regard, because prices have further declined since December 31, 1997, the Company expects to record an additional write-down during the first quarter of 1998. Based upon oil and natural gas prices in effect at March 1, 1998, this writedown is expected to be between $40 million and $45 million, and further write-downs are possible if market conditions do not improve.

AMOCO LITIGATION. In June 1996, Amoco Production Company ("Amoco") filed suit against the Company in Louisiana State Court in Calcasieu Parish with respect to a dispute involving the drilling by the Company of the Company's Ben Todd No. 1
(TMRC) well in the Southwest Holmwood Field in which the Company ET AL and Amoco each hold a 50% leasehold interest. The case was removed to the United States District Court for the Western District of Louisiana in July 1996. The Ben Todd No. 1 (TMRC) well was drilled by the Company under a participation agreement between the Company and Amoco in which Amoco had a right to participate in the well. The well was drilled by the Company after providing notice to Amoco pursuant to the participation agreement of the Company's intent to drill the well and Amoco's failure to take action to elect to participate in the well. Prior to the drilling of the well, the Company had been advised by its advisors that the drilling of the well by the Company was permitted under the participation agreement by virtue of Amoco's refusal to reasonably consent to the well following TMRC's request to do so. Amoco also did not seek to enjoin the drilling of the well and accepted the benefits of the well following the drilling thereof as well as other benefits under the participation agreement or lease. Amoco alleged in its suit that the well was not permitted to be drilled under the agreement and sought to recover all the revenues from the well or have the production from the well stopped. Amoco requested that the trial court cancel the participation agreement and the Company's leasehold interest in the prospect, which includes the Company's 50% interest in the Ben Todd No. 2 (Amoco) well that was drilled prior to the Ben Todd No. 1 (TMRC) well on an agreed basis. The Company filed a counterclaim for breach of contract, unfair practices and other claims.

On December 22, 1997, the Federal District Court entered a judgment against the Company in this matter and ordered that the Company was not permitted under the participation agreement to drill the Ben Todd No. 1 (TMRC) well and that the participation agreement and related lease had been terminated by virtue of the Company's drilling of the well. The trial court also dismissed the Company's counterclaims against Amoco. The trial court further ordered a reversion of the Company's rights with respect to the Ben Todd No. 1 (TMRC) and the Ben Todd No. 2 (Amoco) and directed TMRC to account for all production and monies received by it from the date of the cancellation of the lease. The Company has calculated the production and revenues received by it as operator from those properties to which the trial court has ordered to be returned to Amoco to be approximately
4.0 Bcfe and $10.2 million. The Company recorded a charge of $6.2 million in the fourth quarter of 1997, representing its estimated portion of the potential loss, which is net of approximately $4.0 million of amounts that would be recoverable from third parties with respect to the Amoco lawsuit. Management does not expect any material additional charges to be made with respect to this matter. The Company has reported no reserves related to these properties as of December 31, 1997.

RESULTS OF OPERATIONS

TWELVE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO THE TWELVE MONTHS ENDED DECEMBER 31, 1996

OPERATING REVENUES AND PRODUCTION.

During 1997, production remained relatively flat compared to 1996. Although the Company experienced production increases during 1997 attributable to the continuing increase in exploration and development activities by the Company and the addition of 10 new producing wells, those increases were offset by normal declines in oil and natural gas production from older wells as well as a significant decline in production from wells in the Company's Southwest Holmwood Field in Louisiana during the third quarter of 1997 due to poor production performance from the wells in this field as well as the elimination of production from these wells during the fourth quarter of 1997 as a result of the Amoco litigation described above. In addition, during the fourth quarter of 1997, production from certain offshore wells was temporarily interrupted due to a ruptured pipeline. The following table summarizes operating revenues, production volumes and average sales prices for the Company for the twelve months ended December 31, 1997 and 1996.

                                          YEAR ENDED            PERCENTAGE
                                          DECEMBER 31            INCREASE
                                      1997          1996        (DECREASE)
                                      ----          ----        ----------
Production
  Natural Gas (MMcf)                   14,603        15,783               (7%)
  Oil (MBbls)                             914           751               22%
  MMCFE                                20,087        20,289               (1%)

Average Sales Price:
  Natural Gas ($/Mcf)                   $2.70         $2.44               11%
  Oil ($/Bbl)                          $19.72        $21.92              (10%)
  MCFE ($/Mcf)                          $2.86         $2.71                6%

Gross Revenues (000's)
Natural Gas                           $39,398       $38,454                2%
Oil                                    18,021        16,462                9%
Pipeline                                  221           207                7%
                                    ---------     ---------     ------------
                       Total:         $57,640       $55,123                5%
                                    =========     =========     ============

OPERATING EXPENSES.

Oil and natural gas operating expenses increased $984,000 to $5,680,000 in 1997, compared to $4,696,000 in 1996. The increase was primarily due to added operating expenses related to 10 additional wells brought on production during 1997. As a percentage of operating revenues, oil and natural gas operating expenses increased to 9.9% for 1997, compared to 8.5% for 1996. This increase is primarily attributable to the Company placing a higher proportion of oil wells on stream during the year, which historically have had higher operating expenses than natural gas wells.

SEVERANCE AND AD VALOREM TAXES.

Severance and ad valorem taxes increased $488,000 to $2,165,000 in 1997, compared to $1,677,000 in 1996. This increase is partially the result of increased revenues relating to increased oil production and increased natural gas prices. In addition, severance and ad valorem taxes in 1996 were more heavily affected than in 1997 by a Louisiana severance tax reduction incentive for new field discoveries and wells drilled below 15,000 feet.

DEPLETION AND DEPRECIATION.

Depletion and depreciation expenses for the Company increased $995,000 to $26,337,000 in 1997, compared to $25,342,000 in 1996. The increase is primarily related to a 4% increase in the depletion rate during 1997.

INTEREST AND OTHER INCOME.

Interest and other income decreased $917,000 to $693,000 for 1997 as compared to $1,610,000 for 1996. The decrease was due primarily to decreases in cash balances.

GENERAL AND ADMINISTRATIVE EXPENSE.

General and administrative expenses increased $1,422,000 to $7,192,000 in 1997, compared to $5,770,000 in 1996. This increase was primarily due to increases in salaries and wages and related employee costs associated with the Company's expanded exploration and overall growth activities.

INTEREST EXPENSE.

Interest expense increased $2,567,000 to $5,149,000 in 1997 compared to $2,582,000 in 1996. This increase was primarily due to increased borrowings under the Company's credit facility to finance its on going exploration and development activities.

IMPAIRMENT OF LONG-LIVED ASSETS.

As previously described, the Company recorded a write-down of $24.1 million relating to its oil and gas properties due to significant decreases in oil and natural gas prices as of December 31, 1997.

MERGER EXPENSES.

As previously described in accordance with the pooling-of-interest method of accounting, the Company expensed $10.0 million of costs associated with the Cairn Merger.

LITIGATION EXPENSES.

As previously described, the Company incurred a charge of $6.2 million relating to the Amoco litigation.

YEARS ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

OPERATING REVENUES AND PRODUCTION.

For the fiscal year ended 1996, the Company reported significant increases in reserves, production and cash flow from oil and natural gas producing activities. These increases were the result of exploration activities in both its onshore and offshore properties. During 1996, the Company placed on production 13 wells. In addition, production levels benefitted from a full year of production from the Company's 12 wells that began producing in 1995 as well as from favorable market conditions during 1996 which significantly increased the prices received for both oil and natural gas over 1995 levels. The following table summarizes operating revenues, production volumes, and average sales prices for the Company's oil and natural gas for the years ended December 31, 1996 and 1995.

                                                                   1996/95
                                         YEAR ENDED              PERCENTAGE
                                        DECEMBER 31,              INCREASE
                                     1996           1995         (DECREASE)
                                     ----           ----         ----------
Production
    Natural Gas (MMcf)                15,783         14,598           8%
    Oil (MBbls)                          751            650          16%
    MMCFE                             20,289         18,498          10%
Average Sales Price:
    Natural Gas ($/Mcf)               $ 2.44         $ 1.71          43%
    Oil ($/Bbl)                        21.92          18.04          21%
    MCFE ($/Mcf)                        2.71           1.99          36%
Gross Revenues (000's):
    Natural Gas                      $38,454        $25,012          54%
    Oil                               16,462         11,729          40%
    Pipeline                             207            225          (8%)
                                  ----------     ----------     -------------
                   Total             $55,123        $36,966          49%
                                  ==========     ==========     =============

OPERATING EXPENSES.

Oil and natural gas operating expenses increased $961,000 to $4,696,000 in 1996 compared to $3,735,000 in 1995, primarily due to additional wells that were placed on production during 1996.

SEVERANCE AND AD VALOREM TAXES.

Severance and ad valorem taxes increased by $711,000 to $1,677,000 in 1996, compared to $966,000 in 1995. This increase was the result of the Company's increased oil and natural gas production and revenues and were partially offset by a Louisiana severance tax reduction incentive for new field discoveries and wells drilled below 15,000 feet.

DEPLETION AND DEPRECIATION.

Depletion and depreciation expense for the Company increased $6,851,000 to $25,342,000 for 1996, compared to $18,491,000 for 1995. The increases were primarily the result of increased production and a depletion rate increase during 1996.

INTEREST AND OTHER INCOME.

Interest and other income increased $346,000 to $1,610,000 during 1996, compared to $1,264,000 in 1995. This increase resulted from higher cash balances after a 1995 common stock offering and an increase in interest rates during 1996 from 1995.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expense increased $1,109,000 to $5,770,000 in 1996, compared to $4,661,000 in 1995. This increase was primarily due to increased employee costs associated with the Company's expanded exploration activities.

INTEREST EXPENSE.

Interest expense in 1996 remained relatively unchanged from 1995 levels. Interest expense was reduced by the retirement of TMRC's bank debt in late 1995 following TMRC's 1995 common stock which was offset by interest on increased borrowings under Cairn's credit facility.

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL. During the year ending December 31, 1997, the Company's liquidity needs were met from oil and natural gas production sales, cash reserves and borrowings under the Company's lines of credit. As of December 31, 1997, the Company had a cash balance of $8.1 million and negative working capital of $11 million. The decrease in both the cash balance and working capital reflects capital expenditures related to the Company's increasing exploration and development activities.

EXISTING CREDIT FACILITY. In November 1997, the Company obtained a $125 million line of credit ("Existing Credit Facility") with The Chase Manhattan Bank ("Chase"). The Company's obligations under this facility are secured by the common stock of Texas Meridian Resources Exploration, Inc. ("TMRX"), the Company's operating subsidiary, and certain other subsidiaries of the Company and Cairn's oil and natural gas properties. Under the terms of this Existing Credit Facility, the Company may borrow, on a revolving basis, up to $125 million, subject to a borrowing base as determined from time to time by Chase. The Existing Credit Facility contains various restrictive covenants including, among other things, certain minimum financial ratios and restrictions on cash dividends. Borrowings under the Existing Credit Facility mature on November 5, 2002.

Under the Existing Credit Facility, the Company may secure either an alternate base rate loan, which bears interest at a rate per annum equal to the greatest of (i) Chase's prime rate, (ii) a CD-based rate or Federal Funds-based rate, or a Eurodollar base rate loan, which bears interest, generally, at a rate per annum equal to the rate at which Chase is offered U. S. dollar deposits in the interbank Eurodollar market plus 1.0% to 1.75% depending on the Company's ratio of the aggregate outstanding loans and Letters of Credit to the borrowing base. The Existing Credit Facility also provides for commitment fees ranging from 0.3% to 0.5% per annum. The book value of the Company's floating-rate debt is considered representative of its fair value.

The Company utilized $92 million under the Existing Credit Facility to refinance Cairn's outstanding indebtedness and the indebtedness under the Company's prior credit facility as well as to fund expenses relating to the Merger. As a result, at December 31, 1997, the Company had available borrowings of $18 million under the Existing Credit Facility following the Merger. As of March 31, 1998, the Company had borrowed a total of $125 million under the Existing Credit Facility.

NEW CREDIT FACILITY. The Company has received an underwritten commitment which it has accepted (the "New Credit Facility") which will replace the Existing Credit Facility and fund ongoing operations and the cash consideration portion of the Shell Transactions. The commitment provides for a total credit facility of $250 million, with an initial borrowing base of $150 million which is available through the closing of the Shell Transactions. A borrowing base redetermination is scheduled at the earlier of the closing of the Shell Transactions or six months from the closing date of the New Credit Facility, which is currently anticipated to increase the borrowing base to at least $185 million. After closing, the New Credit Facility will bear interest at the lender's base rate plus a margin of 0% to .25%. The New Credit Facility will be secured in the same manner as the Existing Credit Facility and has similar covenants and conditions.

CAPITAL EXPENDITURES. Capital expenditures during 1997 consisted of $111.9 million for property and equipment additions related to exploration and development of various prospects, including lease, seismic data acquisitions, drilling and completion costs. The Company expects that capital expenditures for property and equipment additions may increase during 1998, as the Company funds its offshore exploration and development program. The Company currently expects capital expenditures for 1998 to be approximately $100 million. In addition, if the Shell Transactions are consummated, the Company expects to expand its onshore exploration program to take advantage of opportunities associated with the properties to be acquired. Capital expenditures associated with this expansion are expected to be as much as $25 million for 1998. These capital expenditures are expected to be funded through a combination of cash flow from the acquired properties and borrowings under a proposed expansion of the Company's credit facility or other debt or equity financings.

In management's opinion, the Company will have sufficient capital resources to fund its operations. Future requirements, however, will depend upon the success of the Company's drilling program and the nature and extent of capital expenditures required for development of discoveries. In that regard, the Company anticipates that it may obtain additional capital through the issuance of debt, equity or convertible securities.

NEW ACCOUNTING PRONOUNCEMENTS

REPORTING COMPREHENSIVE INCOME. In June 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 130 ("SFAS 130"), "Reporting Comprehensive Income," which establishes standards for reporting and displaying of comprehensive income in the financial statements. Comprehensive income is the total of net income and all other non-owner changes in equity. Adoption of this standard is not expected to have a material effect on the Company's financial statements.

DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which is effective for years beginning after December 15, 1997. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997, and, therefore, the Company will adopt the new requirements retroactively in 1998. Management has not completed its review of SFAS No. 131, but does not anticipate that the adoption of this statement will have a significant effect on the Company's reported operations.

IMPACT OF YEAR 2000

Some of the Company's computer programs were written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that recognizes a date using "00" as the year 1900 rather than the year 2000. If not corrected, this could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

The Company currently is in the process of converting its information systems to be Year 2000 compliant, the costs of which the Company does not believe will be material. The system conversion is estimated to be completed no later than December 31, 1998; however, it is possible that certain efforts will be delayed into 1999. The greatest Year 2000 compliance risk is that system conversion will be delayed beyond the anticipated completion date and the severe shortage of qualified information systems personnel, both internally and externally, could affect compliance efforts. The Company believes that with conversions to new software, the Year 2000 issue will not pose significant operational problems for its computer systems.

The estimated cost and the anticipated date of system implementation are based on management's best estimates; however, there can be no assurance that these estimates will be achieved, and actual results could differ materially from those anticipated.

FORWARD-LOOKING STATEMENTS

From time to time, the Company may make certain statements that contain "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995) and that involve risk and uncertainty. These forward-looking statements may include, but are not limited to, TMRC's future prospects, including prospects if the Shell Transactions are consummated, developments, oil and gas reserves and properties and business strategies for their operations and synergies that are possible from the Merger and the Shell Transactions, if consummated, exploration and seismic acquisition plans, anticipated results from current and future exploration prospects, the anticipated results of wells based on logging data and production tests, future sales of production, earnings, margins, production levels and costs, market trends in the oil and gas industry and the exploration and development sector thereof, environmental and other expenditures and various business trends. These forward-looking statements are identified by their use of terms and phrases such as "anticipate", "expect", "estimate", "intend", "project", "believe", and similar terms and phrases. Forward-looking statements may be made by management orally or in writing including, but not limited to, the Management's Discussion and Analysis and Financial Condition Results of Operations section and other sections of the Company's filings with the Securities and Exchange Commission under the Securities Act of 1933 and the Securities Exchange Act of 1934.

Although TMRC believes that the expectations described in such forward-looking statements are reasonable, these statements involve risks and uncertainties that may cause actual future activities and results of operations to be materially different from that suggested or described herein.

These risks include changes in market conditions in the oil and natural gas industry and demand and prices for oil and gas, the ability of TMRC to integrate and realize anticipated synergies related to the combination of TMRC and Cairn and from the Shell Transactions, if consummated, consummation of the Shell Transactions, which are subject to shareholder approval and other customary closing conditions, dependence on current managements, the ability of TMRC to achieve and execute internal business plans, the ultimate outcome and results from the Company's litigation with Amoco relating to its Southwest Holmwood properties, the impact of any economic downturns and inflation and other market factors affecting the demand and supply of oil and natural gas, the timing of drilling new prospects, the ability of TMRC to successfully identify and complete its current prospects and those acquired in the Shell Transactions, if consummated, variation in actual production results from that estimated in existing reserve data, regulatory changes affecting exploration activities and higher costs associated with drilling. Many of these risks are more specifically described in this Annual Report on Form 10-K. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expected, estimated or projected.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS
                                                                           PAGE
                                                                           ----
Report of Independent Auditors                                              31

Consolidated Statements of Operations
  -- For each of the three years in the period ended December 31, 1997      32

Consolidated Balance Sheets--December 31, 1997 and 1996                     33

Consolidated Statements of Cash Flows
  -- For each of the three years in the period ended December 31, 1997      35

Consolidated Statements of Changes in Stockholders' Equity
  -- For each of the three years in the period ended December 31, 1997      36

Notes to Consolidated Financial Statements                                  37

Consolidated Supplemental Oil and Gas Information (Unaudited)               50

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
The Meridian Resource Corporation

We have audited the accompanying consolidated balance sheets of The Meridian Resource Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Meridian Resource Corporation and subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                                     ERNST & YOUNG LLP

March 10, 1998, except
for note 7, as to which
the date is March 27, 1998
Houston, Texas

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    YEAR ENDED DECEMBER 31,
                                                    -----------------------
                                                 1997        1996        1995
                                                 ----        ----        ----
                                            (In thousands, except per share)
REVENUES:

     Oil and natural gas                       $57,640     $55,123     $36,966
     Interest and other                            693       1,610       1,264
                                                ------     -------     -------
                                                58,333      56,733      38,230
                                                ------     -------     -------
COSTS AND EXPENSES:

     Oil and natural gas operating               5,680       4,696       3,735
     Severance and ad valorem taxes              2,165       1,677         966
     Depletion and depreciation                 26,337      25,342      18,491
     General and administrative                  7,192       5,770       4,661
     Interest                                    5,149       2,582       2,589
     Impairment of long-lived assets            24,141       -----         300
     Merger expenses                             9,998       -----       -----
     Litigation expenses and loss provision      6,205       -----       -----
                                               -------    --------    --------
                                                86,867      40,067      30,742
                                               -------    --------    --------
INCOME (LOSS) BEFORE INCOME TAXES             (28,534)      16,666       7,488

INCOME TAX EXPENSE (BENEFIT)                        7          (26)         30
                                               -------    --------    --------
NET INCOME (LOSS)                            ($28,541)     $16,692      $7,458
                                             =========     =======     =======
NET INCOME (LOSS) PER SHARE:
     Basic                                     ($0.85)       $0.50       $0.25
                                               =======       =====       =====
     Diluted                                   ($0.85)       $0.47       $0.23
                                               =======     =======     =======
WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES:
     Outstanding                                33,383      33,399      30,207
                                                ======      ======      ======
     Assuming dilution                          33,383      35,484      31,984
                                                ======      ======      ======

                       See notes to consolidated financial statements.

                      THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEETS

                                                                        DECEMBER 31,
                                                                        -----------
                                                                     1997         1996
                                                                     ----         ----
                                                                       (in thousands)
                                     ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                           $8,083      $23,705
Accounts receivable                                                 10,920       12,020
Due from affiliates                                                  3,038          857
Prepaid expenses and other                                           1,130          587
                                                                   -------     --------
     Total current assets                                           23,171       37,169
                                                                   -------     --------

PROPERTY AND EQUIPMENT:

Oil and natural gas properties, full cost method (including
     $51,883,000 [1997] and $54,454,000 [1996] not
     subject to depletion)                                         409,310      298,446
Land                                                                   478          478
Equipment                                                            4,618        3,586
                                                                  --------     --------
                                                                   414,406      302,510

Less accumulated depletion and depreciation                       (145,719)     (95,246)
                                                                  --------     --------
                                                                   268,687      207,264
                                                                  --------     --------
OTHER ASSETS, NET                                                      700        1,324
                                                                  --------     --------
                                                                  $292,558     $245,757
                                                                  ========     ========

                        See notes to consolidated financial statements.

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (continued)

                                                                         DECEMBER 31,
                                                                         -----------
                                                                       1997        1996
                                                                       ----        ----
                                                                       (in thousands)
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                      $7,735     $10,528
Revenues and royalties payable                                         5,991       5,530
Accrued liabilities                                                   20,330      16,267
Current maturities of long-term debt                                     110       -----
                                                                    --------    --------
    Total current liabilities                                         34,166      32,325
                                                                    --------    --------
LONG-TERM DEBT                                                       107,085      42,000
                                                                    --------    --------
COMMITMENTS AND CONTINGENCIES                                          -----       -----

LITIGATION LIABILITIES                                                 6,205       -----
                                                                    --------    --------
STOCKHOLDERS' EQUITY:

Preferred stock, $1.00 par value (25,000,000 shares
    authorized, none issued and outstanding)                            -----      -----
Common stock, $0.01 par value (100,000,000 shares
    authorized, 33,481,261 [1997] and 33,422,556 [1996]
    issued)                                                              336         334
Additional paid-in capital                                           172,023     170,086
Accumulated earnings (deficit)                                       (26,106)      2,435
Unamortized deferred compensation                                       (309)       (343)
                                                                    --------    --------
                                                                     145,944     172,512
Treasury stock, at cost (46,792 [1997] and 60,000 [1996] shares)        (842)     (1,080)
                                                                    --------    --------
    Total stockholders' equity                                       145,102     171,432
                                                                    --------    --------
                                                                    $292,558    $245,757
                                                                    ========    ========

                        See notes to consolidated financial statements.

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    YEAR ENDED DECEMBER 31,
                                                                    ----------------------
                                                                 1997         1996        1995
                                                                 ----         ----        ----
                                                                         (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ......................................   ($ 28,541)   $ 16,692    $  7,458
  Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
     Depletion and depreciation ..........................      26,337      25,342      18,491
     Amortization of other assets ........................         671         519         410
     Non-cash compensation ...............................       1,815         719          63
     Impairment of long-lived assets .....................      24,141        --           300
     Litigation expenses and loss provision...............       6,205        --          --
  Changes in assets and liabilities:
     Accounts receivable .................................       1,100      (6,605)     (2,215)
     Due from affiliates .................................      (2,181)        314        (487)
     Accounts payable ....................................      (2,793)      2,515       3,933
     Revenues and royalties payable ......................         461       2,164       2,667
     Accrued liabilities and other .......................       5,930        (228)       (255)
                                                             ---------    --------    --------
Net cash provided by operating activities ................      33,145      41,432      30,365
                                                             ---------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property and equipment additions, net ..................    (114,311)    (83,350)    (44,809)
  Proceeds from sale of oil and natural gas properties ...        --           502       1,920
                                                             ---------    --------    --------
Net cash used in investing activities ....................    (114,311)    (82,848)    (42,889)
                                                             ---------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt ...........................     156,234      26,500      13,800
  Reductions in long-term debt ...........................     (91,039)       --       (21,800)
  Common stock offering, net of issuance costs ...........        --          --        53,464
  Exercise of stock options ..............................         396         177         254
  Payment of deferred loan costs and other financing costs         (47)       (767)       (276)
                                                             ---------    --------    --------
Net cash provided by financing activities ................      65,544      25,910      45,442
                                                             ---------    --------    --------
NET CHANGE IN CASH AND CASH EQUIVALENTS ..................     (15,622)    (15,506)     32,918
CASH AND CASH EQUIVALENTS
  AT BEGINNING OF YEAR ...................................      23,705      39,211       6,293
                                                             ---------    --------    --------
CASH AND CASH EQUIVALENTS AT END OF YEAR .................   $   8,083    $ 23,705    $ 39,211
                                                             =========    ========    ========

                        See notes to consolidated financial statements.

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                                 (in thousands)

                                                               ADDITIONAL  ACCUMULATED  UNAMORTIZED
                                                 COMMON STOCK    PAID-IN    EARNINGS    DEFERRED    TREASURY  STOCK
                                              SHARES  PAR VALUE  CAPITAL   (DEFICIT)  COMPENSATION   SHARES    COST        TOTAL
                                              ------  ---------  -------   ---------  ------------   ------    ----        -----
Balance, December 31, 1994,
  as previously reported                       10,593   $106   $  37,151   ($ 4,899)       --         --        --      $  32,358
Adjustment for pooling-of-interests ........   17,240    173      77,970    (16,816)       --         --        --         61,327
                                               ------   ----   ---------   --------     -------       ---    -------    ---------
Balance, December 31, 1994, as restated ....   27,833    279     115,121    (21,715)       --         --        --         93,685

  Common stock offering,
   net of issuance costs ...................    5,482     55      53,409       --          --         --        --         53,464
  Exercise of stock options ................       64    --          254       --          --         --        --            254
  Company's 401(k) plan contribution .......        5    --           63       --          --         --        --             63
  Net income ...............................     --      --         --        7,458        --         --        --          7,458
                                               ------   ----   ---------   --------     -------       ---    -------    ---------
Balance, December 31, 1995 .................   33,384    334     168,847    (14,257)       --         --        --        154,924

  Exercise of stock options ................       25    --          177       --          --         --        --            177
  Issuance of rights to common stock .......     --      --          910       --          (910)      --        --           --
  Compensation expense .....................     --      --         --         --           567       --        --            567
  Treasury shares acquired .................     --      --         --         --          --         (60)    (1,080)      (1,080)
  Company's 401(k) plan contribution .......       13    --          152       --          --         --        --            152
  Net income ...............................     --      --         --       16,692        --         --        --         16,692
                                               ------   ----   ---------   --------     -------       ---    -------    ---------
Balance, December 31, 1996 .................   33,422    334     170,086      2,435        (343)      (60)    (1,080)     171,432

  Exercise of stock options ................       55      1         395       --          --         --        --            396
  Company's 401(k) plan contribution .......        4    --          (57)      --          --          13        238          181
  Issuance of rights to common stock .......     --        1       1,599       --        (1,600)      --        --           --
  Compensation expense .....................     --      --         --         --         1,634       --        --          1,634
  Net loss .................................     --      --         --      (28,541)       --         --        --        (28,541)
                                               ------   ----   ---------   --------     -------       ---    -------    ---------
Balance, December 31, 1997 .................   33,481   $336   $ 172,023   ($26,106)    ($  309)      (47)   ($  842)   $ 145,102
                                               ======   ====   =========   ========     =======       ===    =======    =========

                               See notes to consolidated financial statements.

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      ORGANIZATION AND BASIS OF PRESENTATION

The Meridian Resource Corporation together with its subsidiaries, (the "Company" or "TMRC") explores for, develops and produces oil and natural gas reserves, principally located onshore and offshore Louisiana and southeast Texas. The Company was initially organized in 1985 as a master limited partnership and operated as such until 1990 when it converted into a corporation through a merger with a limited partnership of which the Company was the sole limited and general partner. On November 5, 1997, Cairn Energy USA, Inc. ("Cairn") merged with a subsidiary of the Company (see note 6). The merger was accounted for as a pooling of interests, and accordingly, the accompanying financial statements have been restated to include the financial position and results of operations of Cairn for all periods presented.

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION

These consolidated financial statements reflect the accounts of TMRC and its subsidiaries after elimination of all significant intercompany transactions and balances.

PROPERTY AND EQUIPMENT

The Company follows the full cost method of accounting for its investments in oil and natural gas properties. The Company capitalizes all direct and certain indirect cost associated with the acquisition, exploration and development costs of oil and natural gas reserves. Included in capitalized costs are general and administrative costs that are directly identified with acquisition, exploration and development activities. Proceeds from sale of oil and natural gas properties are credited to the full cost pool, unless the sale involves a significant quantity of reserves, in which case a gain or loss is recognized. Under the rules of the Securities and Exchange Commission ("SEC") for the full cost method of accounting, the net carrying value of oil and natural gas properties is limited to the sum of the present value (10% discount rate) of the estimated future net cash flows from proved reserves, based on the current prices and costs, plus the lower of cost or estimated fair market value of unproved properties.

Capitalized costs of proved oil and natural gas properties are depleted on a unit of production method using proved oil and natural gas reserves as reviewed by independent petroleum engineers. Costs depleted include all capitalized cost (less accumulated depletion); the estimated dismantlement, restoration, and abandonment costs. Estimated future abandonment, dismantlement and site restoration costs include costs to dismantle, relocate and dispose of the Company's offshore production platforms, gathering systems, wells and related structures. Such costs related to onshore properties, net of estimated salvage values, are not expected to be significant. Equipment is recorded at cost, and depreciation is determined using an accelerated depreciation method basis over the estimated useful lives of the assets.

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

EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128, ("SFAS 128") "Earnings per Share," which simplifies the computation of earnings per share ("EPS"). SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, and requires restatement for all prior periods earnings per share data presentation. Under SFAS 128, the Company computes two earnings per share amounts - basic EPS and EPS assuming dilution. Basic EPS (which replaces the current "primary earnings per share") is calculated based on the weighted average number of shares of common stock outstanding for the periods. EPS assuming dilution is based on the weighted average number of shares of common stock outstanding for the periods, including the dilutive effects of stock options and warrants granted through December 31, 1997. Dilutive options and warrants that are issued during a period or that expire or are canceled during a period are reflected in the EPS assuming dilution computations for the time they were outstanding during the periods being reported. Options where the exercise price of the options exceeds the average price for the period are considered antidilutive, and therefore are not included in the calculation of dilutive shares.

STOCK OPTIONS

As permitted by SFAS No. 123, "Accounting for Stock Based Compensation," the Company will continue to follow the existing accounting requirements for stock options and stock-based awards contained in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations and consensus of the Emerging Issues Task Force in terms of measuring compensation expense.

COMPREHENSIVE INCOME

In June 1997, the FASB issued Statement No. 130 ("SFAS 130"), "Reporting Comprehensive Income," which establishes standards for reporting and displaying of comprehensive income in the financial statements. Comprehensive income is the total of net income and all other non-owner changes in equity. Adoption of this standard is not expected to have a material effect on the Company's financial statements.

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

CHANGES IN PRESENTATION

Certain items in 1995 and 1996 have been reclassed to conform to 1997 presentation.

3.      IMPAIRMENT OF LONG-LIVED ASSETS

The Company recognized a $24.1 million non-cash write-down of its oil and natural gas properties, under the full cost method of accounting, primarily as a result of declines in both oil and natural gas prices which significantly lowered the present value of proved oil and natural gas reserves at December 31, 1997. Prices for these commodities since have declined further and, based on prices in effect at March 1, 1998, an estimated additional write-down of $40 to $45 million would have been required had such prices been in effect on December 31, 1997. If oil and natural gas prices do not improve or if there are no other factors that offset the effect of lower prices, such as significant net additions to proved oil and gas reserves during the first quarter of 1998, the Company will recognize an additional property write-down at March 31, 1998.

Because the carrying value of oil and natural gas properties has been reduced due to the full cost ceiling limitation such that the present value of the Company's proved oil and gas reserves do not exceed the Company's net oil and gas properties recorded on its balance sheet, there is an increased risk of future property write-downs due to factors that negatively affect the present value of proved oil and gas reserves, including volatile oil and natural gas prices and downward revisions in estimated proved oil and gas quantities and unsuccessful exploratory drilling operations.

4.      LONG-TERM DEBT

In November 1997, the Company obtained a $125 million line of credit with The Chase Manhattan Bank ("Chase"). The Company's obligations under this facility are secured by the stock of The Meridian Resource & Exploration Company ("TMRX"), the Company's operating subsidiary, and certain other subsidiaries of the Company and Cairn's oil and gas properties. Under the terms of this facility, the Company may borrow, on a revolving basis, up to $125 million, subject to a borrowing base as determined from time to time by Chase. The Credit Agreement contains various restrictive covenants including, among other things, certain minimum financial ratios and restrictions on cash dividends. Borrowings under the Credit Agreement mature on November 5, 2002.

Under the Credit Agreement, the Company may secure either an alternate base rate loan, which bears interest at a rate per annum equal to the greatest of (i) Chase's prime rate, (ii) a CD-based rate or Federal Funds-based rate, or a Eurodollar base rate loan, which bears interest, generally, at a rate per annum equal to the rate at which Chase is offered U. S. dollar deposits in the interbank Eurodollar market plus 1.0% to 1.75% depending on the Company's ratio of the aggregate outstanding loans and Letters of Credit to the borrowing base. The Credit Agreement also provides for commitment fees ranging from 0.3% to 0.5% per annum. The book value of the Company's floating-rate debt is considered representative of its fair value.

5.      COMMITMENTS AND CONTINGENCIES

LITIGATION

In June 1996, Amoco Production Company ("Amoco") filed suit against the Company in Louisiana State Court in Calcasieu Parish with respect to a dispute involving the drilling by the Company of the Company's Ben Todd No. 1 (TMRC) well in the Southwest Holmwood Field in which the Company ET AL and Amoco each hold a 50% leasehold interest. The case was removed to the United States District Court for the Western District of

Louisiana in July 1996. The Ben Todd No. 1 (TMRC) well was drilled by the Company under a participation agreement between the Company and Amoco in which Amoco had a right to participate in the well. The well was drilled by the Company after providing notice to Amoco pursuant to the participation agreement of the Company's intent to drill the well and Amoco's failure to take action to elect to participate in the well. Prior to the drilling of the well, the Company had been advised by its advisors that the drilling of the well by the Company was permitted under the participation agreement by virtue of Amoco's refusal to reasonably consent to the well following TMRC's request to do so. Amoco also did not seek to enjoin the drilling of the well and accepted the benefits of the well following the drilling thereof as well as other benefits under the participation agreement and lease. Amoco alleged in its suit that the well was not permitted to be drilled under the agreement and sought to recover all the revenues from the well or have the production from the well stopped. Amoco requested that the trial court cancel the participation agreement and the Company's leasehold interest in the prospect, which includes the Company's 50% interest in the Ben Todd No. 2 (Amoco) well that was drilled prior to the Ben Todd No. 1 (TMRC) well on an agreed basis. The Company filed a counterclaim for breach of contract, unfair practices and other claims.

On December 22, 1997, the Federal District Court entered a judgment against the Company in this matter and ordered that the Company was not permitted under the participation agreement to drill the Ben Todd No. 1 (TMRC) well and that the participation agreement and related lease had been terminated by virtue of the Company's drilling of the well. The trial court also dismissed the Company's counterclaims against Amoco. The trial court further ordered a reversion of the Company's rights with respect to the Ben Todd No. 1 (TMRC) and the Ben Todd No. 2 (Amoco) and directed TMRC to account for all production and monies received by it from the date of the cancellation of the lease. The Company has calculated the production and revenues received by it as operator from these properties to which the trial court has ordered to be returned to Amoco to be approximately
4.0 Bcfe and $10.2 million. The Company recorded a charge of $6.2 million in the fourth quarter of 1997, representing its estimated portion of the potential loss, which is net of approximately $4.0 million of amounts that would be recoverable from third parties with respect to the Amoco lawsuit. Management does not expect any material additional charges to be made with respect to this matter. The Company has reported no reserves related to these properties as of December 31, 1997.

GECO-PRAKLA

In December 1996, the Company entered into an agreement with GECO-Prakla ("GECO"), a division of Schlumberger Technology Corporation. Under this agreement, GECO intends to acquire between 1,000 and 2,000 square miles of 3-D seismic data per year through the year 2000, including surveys which will be performed at the Company's request and direction. This agreement obligated the Company to acquire 1,100 square miles of 3-D seismic over a three year period. During 1997, TMRC purchased 605 square miles of seismic data, leaving an obligation of 495 square miles to be acquired from GECO over the remaining two years.

6.      MERGER

On November 5, 1997, a wholly-owned subsidiary of the Company combined with Cairn pursuant to a merger agreement in which approximately 19.0 million shares of the Company's common stock was issued in exchange for all of the outstanding common stock of Cairn. The Company also reserved approximately 0.8 million shares for issuance in connection with Cairn's outstanding employee stock options plans. The transaction has been accounted for as a pooling of interests.

Revenues and net income for the separate companies and the combined amounts presented in the consolidated financial statements follow.


                                        NINE MONTHS     YEAR ENDED    YEAR ENDED
                                      ENDED SEPT. 30,    DEC. 31,      DEC. 31,
                                           1997            1996          1995
                                        -----------     ----------    ----------
                                                     (In thousands)
Revenues:
   The Meridian Resource Corporation       $21,159       $26,387       $12,267
   Cairn Energy USA, Inc.                   21,103        30,346        25,963
                                           -------       -------       -------
   Combined                                $42,262       $56,733       $38,230
                                           =======       =======       =======
Net income:
   The Meridian Resource Corporation        $3,747        $7,134        $2,153
   Cairn Energy USA, Inc.                    3,203         6,638         5,235
   Merger adjustments                        1,586         2,920            70
                                           -------      --------     ---------
   Combined                                 $8,536       $16,692        $7,458
                                           =======       =======       =======

Merger adjustments primarily relate to the recognition of deferred tax benefits in 1996. Certain amounts from Cairn's prior financial statements have been reclassified to conform to the Company's presentation.

In connection with the merger, the Company incurred significant financial advisor, legal, accounting, printing, severance and other costs. Under pooling of interests accounting, these costs, totaling approximately $10.0 million, were expensed in the fourth quarter of 1997. Accrued merger costs of approximately $5.9 million are included in accrued liabilities as of December 31, 1997.

7.      PROPOSED ACQUISITION OF OIL AND GAS INTERESTS

On March 27, 1998, the Company and affiliates of Shell Oil Company (collectively, "Shell") executed a definitive merger agreement which, together with a separate purchase and sale agreement (collectively referred to as the "Shell Agreements" and the transactions contemplated by the Shell Agreements are referred to herein as the "Shell Transactions"), will result in the Company acquiring all of Shell's producing and exploration properties in South Louisiana in exchange for shares of common and preferred stock representing 39.9% of the common stock of the Company as of the closing, assuming exercise of all stock options, warrants and conversion of the preferred stock, and $42.5 million in cash.

The terms of the Shell Agreements call for Shell to receive a fixed 39.9% of the post-transaction common stock of the Company, assuming exercise of all stock options, warrants and conversion of the preferred stock, comprised of 12.082 million shares of common stock and shares of a new series of preferred stock (the "Preferred Stock") convertible into approximately 12.827 million shares of common stock. The Preferred Stock will have a stated value of $135 million, a 4% annual dividend for a period of five years (with the dividend reducing in amount by one-third in each year starting at the end of two years so that no dividends will be payable after five years) and a conversion price of approximately $10.52 per share. The Preferred Stock will convert automatically into common stock if the market price of the common stock is greater than or equal to 150% of the conversion price for 75 consecutive trading days. Terms of the Shell Transactions are not subject to changes in the market price of the common stock.

To insure the Company's ability to function as an independent oil and gas company, Shell has agreed to restrict its discretionary voting rights on non-extraordinary corporate issues requiring a shareholder vote to 23% of the outstanding voting shares, with the remainder of its holdings to be voted in the same ratio as the shares voted by other shareholders and Shell's unrestricted shares. Shell also has agreed to restrictions on its ability to sell shares and will be provided with certain rights to purchase additional shares to the extent necessary to maintain at least a 21% beneficial ownership interest in the Company. Shell will be entitled to one seat on the Company's board of directors. The consummation of the Shell Transactions is subject to approval of the shareholders of the Company and certain other customary conditions. The Company currently anticipates that a closing of the Shell Transactions will occur either late in the second quarter or early in the third quarter of 1998.

8.      INCOME TAXES

Components of the provision (benefit) for Federal and State income taxes are as follows:

                                       1997         1996        1995
                                       ----         ----        ----
                                               (in thousands)
Current .......................        $  7         ($26)        $30
Deferred ......................         --           --           --
                                       ----         ----        ----
                                       $  7         ($26)        $30
                                       ====         ====        ====

Income tax expense as reported is reconciled to the federal statutory rate (35%) as follows:

                                                                1997        1996       1995
                                                                ----        ----       ----
                                                                       (in thousands)
Income tax provision (benefit) computed at statutory rate       ($9,987)     $5,833     $2,621
Nondeductible merger costs                                        2,355       -----      -----
Nondeductible items - other                                         111          95         35
Non-statutory options                                             -----       -----        (51)
Decrease (increase) in percentage depletion carryover                18        (263)      (302)
Change in valuation allowance                                     7,597      (5,658)    (2,283)
Other                                                               (87)        (33)        10
                                                                -------    --------   --------
                                                                     $7        ($26)       $30
                                                                =======     =======    =======

Deferred income taxes reflect the net tax effects of net operating losses, depletion carryovers, and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                           1997        1996
                                                           ----        ----
                                                           (in thousands)
Deferred tax assets:
   Net operating tax loss carryforward                    $39,933     $22,731
   Statutory depletion carryforward                           950         968
   Basis differential in equipment                            108         108
   Other                                                    3,094       -----
   Less valuation allowance                                (8,754)     (1,157)
                                                          -------      ------
Total deferred tax assets                                  35,331      22,650
                                                          -------      ------
Deferred tax liabilities:
   Exploration and development expenditures
     expensed for tax and capitalized for books            35,261      22,580
   Basis differential in long-term investments                 70          70
                                                         --------      ------
Total deferred tax liabilities                            $35,331     $22,650
                                                         --------     -------
Net deferred tax asset (liability)                          -----       -----
                                                         ========     =======

As of December 31, 1997, the Company has approximately $114 million of net operating loss carryforwards which begin to expire in 2005. Some of the net operating loss carryforwards are subject to change in ownership and separate return limitations. The net operating loss carryforwards assume that certain items, primarily intangible drilling costs have been written off in the current year. However, the Company has not made a final determination if an election will be made to capitalize all or part of these items for tax purposes.

9.      STOCKHOLDERS' EQUITY

COMMON STOCK

In July 1995, the Company completed a public offering of 3,795,000 shares of common stock at a price of $10.50 per share. The total proceeds of the offering, net of issuance costs, received by the Company were approximately $36.9 million. The Company used a portion of these funds to retire $2.8 million in long-term debt and the remainder of the proceeds is being used for additional drilling and other exploration and development activities and for other general corporate purposes.

A public offering of 1,687,500 shares of Cairn's common stock at an offering price of $10.42 per share was closed on September 18, 1995. The total net proceeds of the offering totaling approximately $16.6 million after issuance costs, were used to reduce Cairn's borrowings.

TREASURY STOCK

On December 9, 1996, the Board of Directors authorized the acceptance of 60,000 shares of the Company's common stock, based on the closing price of $18.00 per share, in satisfaction of certain obligations owed by affiliates of Messrs. Reeves and Mayell (See Note 13). The acquired stock will be used to fund the Company's future contributions to the employees' 401(k) plan. During 1997, the Company issued 13,208 shares of the Company's treasury stock to the employees' 401(k) plan.

WARRANTS

The Company had the following warrants to purchase TMRC common stock outstanding at December 31, 1997:


                               NUMBER OF
                             SHARES UNDER        EXERCISE
        WARRANTS               WARRANT           PRICE        EXPIRATION DATE
        --------               -------           -----        ---------------
   Executive Officers          1,428,000          $5.85        *
   General Partner               677,180          $0.28        December 31, 2015

  * A date one year following the date on which the respective warrant holder ceases to be an employee of the Company.

On June 7, 1994, the shareholders of the Company approved a conversion of Class "B" Warrants held by Joseph A. Reeves, Jr. and Michael J. Mayell, which entitled each of them to purchase an aggregate of 714,000 shares of common stock, to Executive Officer Warrants. The Warrants expire one year following the date on which the respective officer ceases to be an employee of the Company. The Warrants further provide that in the event the officer's employment with the Company is terminated by the Company without "cause" or by the officer for "good reason," the officer will have the option to require the Company to purchase some or all of the Warrants held by the officer for an amount per Warrant equal to the difference between the exercise price, $5.85 per share, and the then prevailing market price of the common stock. The Company may satisfy this obligation with shares of its common stock.

STOCK OPTIONS

Options to purchase the Company's common stock have been granted to officers, employees, nonemployee directors and certain key individuals, under various stock option plans. Options generally become exercisable in 25% cumulative annual increments beginning with the date of grant and expire at the end of ten years. At December 31, 1997, 1996 and 1995, 851,024, 913,221 and 808,491 shares, respectively, were available for grant under the plans. A summary of option transactions follows:

                                                                                      WEIGHTED
                                                                    NUMBER            AVERAGE
                                                                  OF SHARES        EXERCISE PRICE
                                                                  ---------        --------------
Outstanding at December 31, 1994                                   1,085,050             $6.24
   Granted                                                           522,950             11.01
   Exercised                                                        (63,539)              4.02
   Canceled                                                         (14,311)              8.05
                                                                 -----------             -----
Outstanding at December 31, 1995                                   1,530,150              7.94
   Granted                                                           480,550              9.64
   Exercised                                                        (24,710)              7.15
   Canceled                                                         (34,110)             10.40
                                                                 -----------             -----
Outstanding at December 31, 1996                                   1,951,880              8.30
   Granted                                                           332,926             11.79
   Exercised                                                        (55,327)              7.17
   Canceled                                                        (157,292)              9.26
                                                                  ----------              ----
Outstanding at December 31, 1997                                  2,072,187              $8.81
                                                                  ==========             =====

Shares exercisable:
     December 31, 1997                                             1,621,025             $8.95
     December 31, 1996                                             1,233,380             $7.45
     December 31, 1995                                               751,899             $6.56



                                OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                                                 WEIGHTED                                  WEIGHTED
      RANGE OF           OUTSTANDING AT           AVERAGE          EXERCISABLE AT          AVERAGE
 EXERCISABLE PRICES    DECEMBER 31, 1997      EXERCISE PRICE     DECEMBER 31, 1997      EXERCISE PRICE
 ------------------    -----------------      --------------     -----------------      --------------
   $1.13 - $4.98              388,500               $4.72               388,500               $4.87
   $5.56 - $10.00             915,132               $8.44               806,757               $8.52
  $10.38 - $16.38             768,555              $11.33               425,768              $11.19
                            ---------              ------            ----------              ------
                            2,072,187               $8.81             1,621,025               $8.95
                            =========             =======             =========             =======

The weighted average remaining contractual life of options outstanding at December 31, 1997 was approximately seven years.

Pro forma information is required by SFAS No. 123 to reflect the estimated effect on net income and net income per share as if the Company had accounted for the stock options and other awards granted using the fair value method described in that Statement. The fair value was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 5.6% and 6.2%; dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of
0.31 and 0.35 for 1997 and 1996, respectively; and a weighted-average expected life of five years. These assumptions resulted in a weighted average grant date fair value of $3.90 and $2.61 for options granted in 1997 and 1996, respectively. For purposes of the pro forma disclosures, the estimated fair value is amortized to expense over the awards' vesting period. Reflecting the amortization of this hypothetical expense for 1997 and 1996 results in pro forma net income (loss) of ($29.6) million and $15.7 million, respectively, and pro forma basic net income (loss) per share of ($0.89) and $0.47, respectively.

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

DEFERRED COMPENSATION

In July 1996, the Company through the Compensation Committee of the Board of Directors granted to Messrs. Reeves and Mayell (the Company's Chief Executive Officer and President, respectively) rights to the Company's common stock in lieu of cash compensation pursuant to the Company's Long-Term Incentive Plan. Under such grants, Messrs. Reeves and Mayell each elected to defer $180,000 and $400,000 of their compensation for 1996 and 1997, respectively. The Company also granted to each officer a 100% matching deferral, which is subject to a one-year vesting. Under the terms of the grants, the employee and matching deferrals are allocated to a common stock account in which units are credited to the accounts of the officer based on the number of shares that could be purchased at the market price of the common stock at June 28, 1996, for deferrals in 1996 and at December 31, 1996, for deferrals in 1997. At December 31, 1997, the plan had reserved 250,000 shares of common stock for future issuance and 173,435 rights have been granted. No actual shares of common stock are issued and the officer has no rights with respect to any shares unless and until there is a distribution. Distributions are to be made upon the death, retirement or termination of employment of the officer.

The obligations of the Company with respect to the deferrals are unsecured obligations. The shares of common stock that may be issuable upon distribution of deferrals have been treated as a common stock equivalent in the financial statements of the Company. The compensation expense of $1,634,000 and $567,000 for 1997 and 1996, respectively, relating to these grants is reflected in general and administrative expense for the years ended December 31, 1997 and 1996, respectively.

10.     PROFIT SHARING AND SAVINGS PLAN

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

11.     OIL AND GAS HEDGING ACTIVITIES

During the years ended December 31, 1995 and 1996, Cairn's oil and gas revenues were increased by $323,000 and reduced by $2,449,000 respectively, as a result of hedging transactions. As of December 31,1997 the Company has no open hedging agreements.

12.     MAJOR CUSTOMERS

Major customers for TMRC for the years ended December 31, 1997, 1996 and 1995 were as follows (based on purchases of oil and natural gas as a percent of total oil and natural gas sales):

                                         YEAR ENDED DECEMBER 31,
                                   -----------------------------------
CUSTOMER                           1997            1996           1995
--------                           ----            ----           ----

Phillips Petroleum Company         20%             22%             19%
Coastal Corporation                15%             21%             15%
Koch Oil Company                   15%             12%             7%

Phillips Petroleum Company ("Phillips") is the sole purchaser of TMRC's natural gas production from the Chocolate Bayou Field under a natural gas contract entered into pursuant to a farmout agreement with Phillips.

13.     RELATED PARTY TRANSACTIONS

Texas Oil Distribution and Development, Inc. ("TODD") and Sydson Energy, Inc. ("Sydson"), entities controlled by Joseph A. Reeves, Jr. and Michael J. Mayell, respectively, collectively invested approximately $2,315,000, $1,660,000, and $625,000 for the years ended December 31, 1997, 1996 and 1995, respectively, in oil and natural gas drilling activities for which the Company was the operator. Collective amounts due from such entities for such activities were approximately $2,500,000 and $83,000 as of December 31, 1997 and 1996, respectively, which have been netted by amounts owed to them from the Company (See Note 9 regarding stock purchase from Messrs. Reeves and Mayell). The Company has executed note agreements with TODD and Sydson dated December 31, 1997 for $1,510,699 each related to certain amounts due, which mature on December 30, 1998 and accrue interest at variable market rates. TODD and Sydson participated under the same terms negotiated with unaffiliated working interest owners.

Mr. Joe Kares, a Director of TMRC, is a partner in the public accounting firm of Kares & Cihlar, which provided TMRC and its affiliates with accounting services for the years ended December 31, 1997, 1996 and 1995 and received fees of approximately $27,000, $56,000 and $68,000, respectively. Such fees exceeded 5% of the gross revenues of Kares & Cihlar for those respective years. Management believes that such fees were equivalent to fees that would have been paid to similar firms providing such services in arm's length transactions.

Mr. Gary A. Messersmith, a Director of The Meridian Resource Corporation, is a partner in the law firm of Fouts & Moore, L.L.P. in Houston, Texas, which periodically provides legal services for the Company. In addition, the Company has Mr. Messersmith on personal retainer of $8,333.33 per month relating to services provided to the Company personally by Mr. Messersmith.

In the interest of retaining talented technical personnel, the Company has adopted an incentive compensation system for its senior geologist, geophysicists and executives that relates each individual's compensation to the success of the Company's exploration activities by providing compensation based on results of the prospects.

14.     EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                                     YEAR ENDED DECEMBER 31,
                                                                     ----------------------
                                                                   1997        1996        1995
                                                                   ----        ----        ----
                                                                 (in thousands, except per share)
Numerator:
   Net income (loss)                                              ($28,541)     $16,692     $7,458
Denominator:
   Denominator for basic earnings per
     share - weighted-average shares outstanding                    33,383       33,399     30,207
Effect of potentially dilutive common shares:
   Employee and director stock options                             N/A              650        442
   Warrants                                                        N/A            1,435      1,335
                                                                                 ------     ------
   Denominator for diluted earnings per
     share - weighted-average shares
     outstanding and assumed conversions                            33,383       35,484     31,984
                                                                   ========      ======     ======
Basic (loss) earnings per share                                     ($0.85)       $0.50      $0.25
                                                                   ========     =======    =======
Diluted (loss) earnings per share                                   ($0.85)       $0.47      $0.23
                                                                   ========     =======    =======

15.     SUPPLEMENTAL CASH FLOWS INFORMATION


                                                                     YEAR ENDED DECEMBER 31,
                                                                   ----------------------------
                                                                   1997        1996        1995
                                                                   ----        ----        ----
                                                                          (in thousands)
Cash Payments:
     Interest                                                     $3,866      $2,166     $2,239
     Income taxes                                                     $7       ($26)        $37
Non-Cash Operating and Financing Activities:
     Accounts receivable                                           -----    ($1,080)      -----
     Treasury stock (See Note 9)                                   -----      $1,080      -----

16.     RESTATED QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 1997 and 1996.

                                                               QUARTER ENDED
                                          --------------------------------------------------------
                                          MARCH 31     JUNE 30    SEPT. 30    DEC. 31(2)     TOTAL
                                          --------     -------    --------    ----------     -----
                                                 (in thousands, except per share amounts)
                1997
                ----
Revenues                                   $16,660     $13,239     $12,363     $16,071      $58,333
                                           =======     =======     =======     ========     =======
Results of operations from
   exploration and production
   activities(1)                            $8,563      $4,606      $3,986    ($16,924)          $81
                                            ======      ======      ======    ========= ============
Net income (loss)                           $5,644      $2,016        $876    ($37,077)    ($28,541)
                                            ======      ======     =======    =========    =========
Net income (loss) per common share:
   Basic                                     $0.17       $0.06       $0.03      ($1.11)      ($0.85)
                                             =====       =====       =====      =======      =======
   Diluted                                   $0.16       $0.06       $0.02      ($1.11)      ($0.85)
                                             =====       =====       =====      =======      =======
                1996
                ----
Revenues                                   $12,366     $13,144     $14,410     $16,813      $56,733
                                           =======     =======     =======     ========     =======
Results of operations from
   exploration and production
   activities(1)                            $5,563      $4,861      $5,314      $8,253      $23,991
                                            ======      ======      ======      =======     =======
Net income                                  $4,207      $3,223      $3,471      $5,791      $16,692
                                            ======      ======      ======      =======     =======
Net income (loss) per common share:
   Basic                                     $0.13       $0.10       $0.10       $0.17        $0.50
                                             =====       =====       =====       ======       =====
   Diluted                                   $0.12       $0.09       $0.10       $0.16        $0.47
                                             =====       =====       =====       ======       =====

(1) Results of operations from exploration and production activities, which approximate gross profit, are computed as operating revenues less lease operating expenses, severance and ad valorem taxes, depletion and impairment of oil and natural gas properties.

(2) Fourth quarter 1997 results include impairment of $24.1 million related to oil and natural gas properties, merger expenses of $10.0 million and a provision of $6.2 million related to litigation.

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
            CONSOLIDATED SUPPLEMENTAL OIL AND NATURAL GAS INFORMATION
                                   (UNAUDITED)

The following information is being provided as supplemental information in accordance with certain provisions of SFAS No. 69, "Disclosures about Oil and Gas Producing Activities." Expenditures for oil and natural gas properties attributable to TMRC for the years ended December 31, 1997, 1996 and 1995 were primarily to acquire, explore and develop oil and natural gas properties.

COSTS INCURRED IN OIL AND NATURAL GAS PROPERTY ACQUISITION, EXPLORATION AND DEVELOPMENT ACTIVITIES ARE SUMMARIZED BELOW:


                                                  YEAR ENDED DECEMBER 31,
                                                  -----------------------
                                                1997       1996       1995
                                              --------  ---------   --------
                                                     (in thousands)
Costs incurred during the year:(1)
        Property acquisition costs(2)          $11,610    $10,923       $329(3)
        Exploration                             73,441     67,093     35,752
        Development                             25,813      9,184     16,062
                                              --------  ---------   --------
                                              $110,864    $87,200    $52,143
                                              ========    =======    =======

(1) Costs incurred during the years ended December 31, 1997, 1996 and 1995 include general and administrative costs related to acquisition, exploration and development of oil and natural gas properties, net of third party reimbursements, of $3,958,000, $3,102,000 and, $2,697,000, respectively.

(2)     All property acquisition costs are related to unproved property.

(3) Includes a $3.9 million favorable purchase price adjustment in connection with an acquisition of properties in 1994.

CAPITALIZED COSTS RELATING TO OIL AND NATURAL GAS PRODUCING ACTIVITIES:


                                                   DECEMBER 31,
                                                   ------------
                                                 1997        1996
                                               ---------   --------
                                                 (in thousands)
Capitalized costs                              $409,310    $298,446
Accumulated depletion(1)                       (143,510)    (93,796)
                                               ---------   --------
Net capitalized costs                          $265,800    $204,650
                                               =========   ========

The leasehold costs which are excluded from the depletion base consist primarily of acreage acquisition costs and related geological and geophysical costs. For the years ended December 31, 1997 and 1996, costs of $51,883,000 and $54,454,000, respectively, were excluded from the depletion base. These costs are expected to be evaluated within the next three years.

(1) Accumulated depletion includes a $24.1 million oil and natural gas property impairment taken in 1997.

RESULTS OF OPERATIONS FROM OIL AND NATURAL GAS PRODUCING ACTIVITIES:

                                                     YEAR ENDED DECEMBER 31,
                                                  -----------------------------
                                                  1997        1996         1995
                                                  ----        ----         ----
                                                         (in thousands)
Oil and natural gas revenues                     $57,640    $55,123      $36,966
Less:
   Oil and natural gas operating costs             5,680      4,696        3,735
   Production and ad valorem taxes                 2,165      1,677          966
   Depletion                                      25,573     24,759       18,143
Impairment of oil and natural gas properties      24,141      -----        -----
                                                  ------    -------    ---------
                                                  57,559     31,132       22,844
                                                  ------     ------       ------
Results of operations from oil and
   natural gas producing activities                  $81    $23,991      $14,122
                                                  ======    =======      =======

Depletion expense per MCFE                         $1.27      $1.22        $0.98
                                                   =====    =======     ========

PROVED RESERVES

The following table sets forth the net proved reserves of TMRC as of December 31, 1997, 1996 and 1995, and the changes therein during the years then ended. The reserve information was reviewed by Ryder Scott Company Petroleum Engineers. All of TMRC's oil and natural gas producing activities are located in the United States.

                                                           OIL           GAS
                                                           ---           ---
PROVED RESERVES:                                         (MBBLS)        (MMCF)

BALANCE AT DECEMBER 31, 1994                              2,907        77,218
        Production                                         (650)      (14,598)
        Sale of reserves in place                          (111)       (2,060)
        Revisions                                          (125)        5,742
        Discoveries and extensions                        1,542        24,691
                                                          ------     --------
BALANCE AT DECEMBER 31, 1995                              3,563        90,993
        Production                                         (751)      (15,783)
        Revisions                                           648        (4,418)
        Discoveries and extensions                        5,956        36,614
                                                          ------     --------
BALANCE AT DECEMBER 31, 1996                              9,416       107,406
        Production                                         (914)      (14,603)
        Revisions                                          (761)      (13,862)
        Discoveries and extensions                        1,990        31,844
                                                          ------     --------
BALANCE AT DECEMBER 31, 1997                              9,731       110,785
                                                          ======      =======

                                                           OIL           GAS
                                                           ---           ---
PROVED DEVELOPED RESERVES:                               (MBBLS)        (MMCF)

        Balance at December 31, 1997                      5,305        81,500
        Balance at December 31, 1996                      4,361        81,192
        Balance at December 31, 1995                      2,569        76,944
        Balance at December 31, 1994                      2,396        60,573

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH
  FLOWS RELATING TO PROVED OIL AND GAS RESERVES

The information that follows has been developed pursuant to procedures prescribed by SFAS No. 69 and utilizes reserve and production data reviewed by independent petroleum consultants. Reserve estimates are inherently imprecise and estimates of new discoveries are more imprecise than those of producing oil and natural gas properties. Accordingly, these estimates are expected to change as future information becomes available.

The estimated discounted future net cash flows from estimated proved reserves are based on prices and costs as of the date of the estimate unless such prices or costs are contractually determined at such date. Actual future prices and costs may be materially higher or lower. Actual future net revenues also will be affected by factors such as actual production, supply and demand for oil and natural gas, curtailments or increases in consumption by natural gas purchasers, changes in governmental regulations or taxation and the impact of inflation on costs. At December 31, 1997, the Company has no future income taxes as the deductible tax basis and available net operating loss carryforwards exceeds future net cash flows. Future income tax expense has been reduced for the effect of available net operating loss carryforwards.

                                                              AT DECEMBER 31,
                                                              --------------
                                                             1997         1996
                                                             ----         ----
                                                                (in thousands)

Future cash flows                                         $451,157     $671,123

Future production costs                                    (76,635)     (69,332)
Future development costs                                   (32,746)     (41,827)
Future income tax expense                                    -----     (121,347)
                                                           ---------   ---------
Future net cash flows                                      341,776      438,617
Discount to present value at 10 percent annual rate       (127,859)    (124,994)
                                                          ---------    --------
Standardized measure of discounted future net cash flows  $213,917     $313,623
                                                          =========    ========

The average price for natural gas in the above computations was $2.53 and $4.10 at December 31, 1997 and 1996, respectively. The average price used for crude oil in the above computations was $17.31 and $24.36 at December 31, 1997 and 1996, respectively.

CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS

The following table sets forth the changes in standardized measure of discounted future net cash flows for the years ended December 31, 1997, 1996 and 1995.

                                                                   YEAR ENDED DECEMBER 31,
                                                                   ----------------------
                                                                1997         1996         1995
                                                                ----         ----         ----
                                                                        (in thousands)
BALANCE AT BEGINNING OF PERIOD ..........................  $ 313,623    $ 149,863    $ 100,782

Sale of oil and gas, net of production costs .........    (49,796)     (48,750)     (32,265)
Changes in prices, and production costs ..............   (165,406)     104,249       20,316
Revisions of previous quantity estimates .............    (28,574)        (756)       9,839
Sales of reserves in place ...........................       --           --         (3,262)
Current year discoveries, extensions
  and improved recovery ..............................     50,274      167,080       56,603
Changes in estimated future
  development costs ..................................     (3,564)      (7,597)     (20,751)
Development cost incurred during the period ..........     27,666       11,723       19,242
Accretion of discount ...................................     39,451       16,182       10,485
Net change in income taxes ..............................     80,884      (63,476)     (13,199)
Change in production rates (timing) and other(1) ........    (50,641)     (14,895)       2,073
                                                           ---------    ---------    ---------
Net change ..............................................    (99,706)     163,760       49,081
                                                           ---------    ---------    ---------
BALANCE AT END OF PERIOD ................................  $ 213,917    $ 313,623    $ 149,863
                                                           =========    =========    =========

(1) Approximately $29 million of this change relates in 1997 to production rates (timing).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

The information required in Items 10, 11, 12 and 13 is incorporated by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission on or before April 30, 1998.

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

     2.  Financial Statement Schedule:

         (i) All schedules are omitted as they are not applicable, not required or the required information is included in the consolidated financial statements or notes thereto.

     3.  Exhibits:

           2.1 Agreement and Plan of Merger dated March 27, 1998, between the Company, LOPI Acquisition Corp., Shell Louisiana Onshore Properties, Inc. and Louisiana Onshore Properties, Inc. (Pursuant to S-K Item 601(b)(2), the Company has not included in the filing Exhibit D (LOPI financial statements); Exhibit 1 (preliminary TMR financial statements) or Schedule I or II (which relate to the representations and warranties of the parties). The Company agrees to furnish supplementally any omitted schedule to the Commission upon request.

           2.2 Agreement and Plan of Merger dated July 3, 1997, among the Company, C Acquisition Corp. And Cairn Energy USA, Inc. (incorporated by reference from the Company's current Report on Form 8-K dated July 3, 1997). Pursuant to Item 601(b)(2) of Regulation S-K, certain schedules and similar attachments to the Agreement and Plan of Merger have not been filed with this exhibit. Such schedules and attachments contain various items relating to the representation and warranties made by the parties to the Agreement and Plan of Merger. The Company agrees to furnish supplementally any omitted schedule to the Commission upon request.

           3.1 Second Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3 of the Company's Annual Report on Form 10- K for the year ended December 31, 1991, as amended by the Company's Form 8 filed March 4, 1993).

           3.2 Bylaws of the Company, as amended (incorporated by reference to Exhibit 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1991, as amended by the Company's Form 8 filed on March 4, 1993).

           3.3 Amendment to the Second Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

           3.4        Amendment to the Company's Bylaws Dated March 6, 1998.

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

          *4.4 Registration Rights Agreement dated October 16, 1990, among the Company, Joseph A. Reeves, Jr. and Michael J. Mayell (incorporated by reference to Exhibit 10.7 of the Company's Registration Statement on Form S-4, as amended (Reg. No. 33- 37488)).

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

           4.8 Credit Agreement dated as of November 5, 1997, among The Meridian Resource Corporation, the several Lenders from time to time a party thereto and The Chase Manhattan Bank, as administrative Agent (incorporated by reference from Exhibit 4.16 to the Company's Registration Statement on Form S-8 (File No. 333-40009).

           4.10 Pledge Agreement dated as of November 5, 1997, by Cairn Energy USA, Inc., Texas Meridian Resources Exploration, Inc., Texas Meridian Production Corporation and Texas Meridian Finance Corporation, in favor of The Chase Manhattan Bank (incorporated by reference from Exhibit
                      4.16 to the Company's Registration Statement on Form S-8 (File No. 333-40009).

           4.11 Guaranteed dated November 5, 1997, by Cairn Energy USA, Inc., Texas Meridian Resources Exploration, Inc., Texas Meridian Production Corporation and Texas Meridian Finance Corporation, in favor of The Chase Manhattan Bank (incorporated by reference from Exhibit 4.16 to the Company's Registration Statement on Form S- 8 (File No. 333-40009).

          *10.1 The Meridian Resource Corporation Directors' Stock Option Plan (incorporated by reference to Exhibit 10.5 of the Company's Annual Report on Form 10-K for the year ended December 31, 1991, as amended by the Company's Form 8 filed March 4, 1993).

          *10.2 The Meridian Resource Corporation 1990 Stock Option Plan (incorporated by reference to Exhibit 10.6 of the Company's Annual Report on Form 10-K for the year ended December 31, 1991, as amended by the Company's Form 8 filed March 4, 1993).

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

          *10.6       The Meridian Resource Corporation 1995 Long-Term Incentive
                      Plan.

          *10.7 Deferred Compensation agreement dated July 31, 1996, between the Company and Joseph A. Reeves, Jr. (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).

          *10.8 Deferred Compensation agreement dated July 31, 1996, between the Company and Michael J. Mayell (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30,
                      1996).

          *10.9 Texas Meridian Resources Corporation 1995 Long-Term Incentive Plan (incorporated by reference to the Company's Annual Report on Form 10-K for the year-ended December 31,
                      1996)

          *10.10 Texas Meridian Resources Corporation 1997 Long-Term Incentive Plan (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

          *10.11 Cairn Energy USA, Inc. 1993 Stock Option Plan, as amended (incorporated by reference to Cairn Energy USA, Inc.'s Annual Report on Form 10-K for the year ended December 31,
                      1993).

          *10.12 Cairn Energy USA, Inc. 1993 Directors Stock Option Plan, as amended (incorporated by reference to Cairn Energy USA, Inc.'s Registration Statement on Form S-1 (Reg. No. 33-64646).

          *10.13 Notes Receivable dated December 31, 1997 to the Company from affiliates of Michael J. Mayell.

          *10.14 Notes Receivable dated December 31, 1997 to the Company from affiliates of Joseph A. Reeves, Jr.

           21.        Subsidiaries of the Company.

           23.1       Consent of Ernst & Young LLP.

           23.2       Consent of Ryder Scott Company.

           27.1       Financial Data Schedule

        *  Management contract or compensation plan.

   (b) Reports on Form 8-K.

     On November 14, 1997, the Company filed its Current Report on Form 8-K dated November 5, 1997, reporting the merger of a subsidiary of the Company with and into Cairn Energy USA, Inc. The report included financial statements of Cairn as of and for the six months ended June 30, 1997 and the years ended December 31, 1996 and 1995 as well as pro forma financial statements of the Company as of and for the six months ended June 30, 1997 and the year ended December 31, 1996.

     On December 23, 1997, the Company filed its Current Report on Form 8-K dated December 19, 1997 reporting that it had executed a Letter of Intent relating to the Shell Transactions.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    THE MERIDIAN RESOURCE CORPORATION

                                    BY: /s/ JOSEPH A. REEVES, JR.
                                           Chief Executive Officer
                                        (Principal Executive Officer)
                                      Director and Chairman of the Board

Date:   March 31, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

               NAME                         TITLE                       DATE
               ----                         -----                       ----
BY:  /s/ JOSEPH A. REEVES, JR.        Chief Executive Office      March 31, 1998
         Joseph A. Reeves, Jr.     (Principal Executive Officer)
                                       Director and Chairman
                                           of the Board


BY: /s/  MICHAEL J. MAYELL         President and Director         March 31, 1998
         Michael J. Mayell


BY: /s/  P. RICHARD GESSINGER      Chief Financial Officer        March 31, 1998
         P. Richard Gessinger


BY: /s/  LLOYD V. DELANO           Chief Accounting Officer       March 31, 1998
         Lloyd V. DeLano


BY: /s/  JOE E. KARES              Director                       March 31, 1998
         Joe E. Kares


BY: /s/  GARY A. MESSERSMITH       Director                       March 31, 1998
         Gary A. Messersmith

                               INDEX TO EXHIBITS

          EXHIBIT
          NUMBER                        DESCRIPTION
          ------                        -----------
           2.1 Agreement and Plan of Merger dated March 27, 1998, between the Company, LOPI Acquisition Corp., Shell Louisiana Onshore Properties, Inc. and Louisiana Onshore Properties, Inc. (Pursuant to S-K Item 601(b)(2), the Company has not included in the filing Exhibit D (LOPI financial statements); Exhibit 1 (preliminary TMR financial statements) or Schedule I or II (which relate to the representations and warranties of the parties). The Company agrees to furnish supplementally any omitted schedule to the Commission upon request.

           2.2 Agreement and Plan of Merger dated July 3, 1997, among the Company, C Acquisition Corp. And Cairn Energy USA, Inc. (incorporated by reference from the Company's current Report on Form 8-K dated July 3, 1997). Pursuant to Item 601(b)(2) of Regulation S-K, certain schedules and similar attachments to the Agreement and Plan of Merger have not been filed with this exhibit. Such schedules and attachments contain various items relating to the representation and warranties made by the parties to the Agreement and Plan of Merger. The Company agrees to furnish supplementally any omitted schedule to the Commission upon request.

           3.1 Second Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3 of the Company's Annual Report on Form 10- K for the year ended December 31, 1991, as amended by the Company's Form 8 filed March 4, 1993).

           3.2 Bylaws of the Company, as amended (incorporated by reference to Exhibit 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1991, as amended by the Company's Form 8 filed on March 4, 1993).

           3.3 Amendment to the Second Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

           3.4        Amendment to the Company's Bylaws Dated March 6, 1998.

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

          *4.4 Registration Rights Agreement dated October 16, 1990, among the Company, Joseph A. Reeves, Jr. and Michael J. Mayell (incorporated by reference to Exhibit 10.7 of the Company's Registration Statement on Form S-4, as amended (Reg. No. 33- 37488)).

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

           4.8 Credit Agreement dated as of November 5, 1997, among The Meridian Resource Corporation, the several Lenders from time to time a party thereto and The Chase Manhattan Bank, as administrative Agent (incorporated by reference from Exhibit 4.16 to the Company's Registration Statement on Form S-8 (File No. 333-40009).

           4.10 Pledge Agreement dated as of November 5, 1997, by Cairn Energy USA, Inc., Texas Meridian Resources Exploration, Inc., Texas Meridian Production Corporation and Texas Meridian Finance Corporation, in favor of The Chase Manhattan Bank (incorporated by reference from Exhibit
                      4.16 to the Company's Registration Statement on Form S-8 (File No. 333-40009).

           4.11 Guaranteed dated November 5, 1997, by Cairn Energy USA, Inc., Texas Meridian Resources Exploration, Inc., Texas Meridian Production Corporation and Texas Meridian Finance Corporation, in favor of The Chase Manhattan Bank (incorporated by reference from Exhibit 4.16 to the Company's Registration Statement on Form S- 8 (File No. 333-40009).

          *10.1 The Meridian Resource Corporation Directors' Stock Option Plan (incorporated by reference to Exhibit 10.5 of the Company's Annual Report on Form 10-K for the year ended December 31, 1991, as amended by the Company's Form 8 filed March 4, 1993).

          *10.2 The Meridian Resource Corporation 1990 Stock Option Plan (incorporated by reference to Exhibit 10.6 of the Company's Annual Report on Form 10-K for the year ended December 31, 1991, as amended by the Company's Form 8 filed March 4, 1993).

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

          *10.6       The Meridian Resource Corporation 1995 Long-Term Incentive
                      Plan.

          *10.7 Deferred Compensation agreement dated July 31, 1996, between the Company and Joseph A. Reeves, Jr. (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).

          *10.8 Deferred Compensation agreement dated July 31, 1996, between the Company and Michael J. Mayell (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30,
                      1996).

          *10.9 Texas Meridian Resources Corporation 1995 Long-Term Incentive Plan (incorporated by reference to the Company's Annual Report on Form 10-K for the year-ended December 31,
                      1996)

          *10.10 Texas Meridian Resources Corporation 1997 Long-Term Incentive Plan (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

          *10.11 Cairn Energy USA, Inc. 1993 Stock Option Plan, as amended (incorporated by reference to Cairn Energy USA, Inc.'s Annual Report on Form 10-K for the year ended December 31,
                      1993).

          *10.12 Cairn Energy USA, Inc. 1993 Directors Stock Option Plan, as amended (incorporated by reference to Cairn Energy USA, Inc.'s Registration Statement on Form S-1 (Reg. No. 33-64646).

          *10.13 Notes Receivable dated December 31, 1997 to the Company from affiliates of Michael J. Mayell.

          *10.14 Notes Receivable dated December 31, 1997 to the Company from affiliates of Joseph A. Reeves, Jr.

           21.        Subsidiaries of the Company.

           23.1       Consent of Ernst & Young LLP.

           23.2       Consent of Ryder Scott Company.

           27.1       Financial Data Schedule

        *  Management contract or compensation plan.