Form 10-K/A
period 1997-12-31
MERIDIAN RESOURCE CORP
filed 1998-04-30
CIK 869369

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-K/A

                                AMENDMENT NO. 1

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended:             Commission file number:
               DECEMBER 31, 1997                       1-10671

                       THE MERIDIAN RESOURCE CORPORATION
            (Exact name of registrant as specified in its charter)

               TEXAS                              76-0319553
       (State of incorporation)      (I.R.S. Employee identification No.)


             15995 N. BARKERS LANDING,
             SUITE 300, HOUSTON, TEXAS                      77079
      (Address of principal executive offices)            (Zip Code)

       Registrant's telephone number, including area code: 281-558-8080

          Securities Registered Pursuant to Section 12(b) of the Act:

      (Title of each class)          (Name of each exchange on which registered)
      ---------------------          -------------------------------------------
  COMMON STOCK, $.01 PAR VALUE            THE NEW YORK STOCK EXCHANGE, INC.

       Securities Registered Pursuant to Section 12(G) of the Act: NONE

                                 ------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      Aggregate market value of shares of Common Stock held by non-affiliates of the Registrant at March 27, 1998: $262,799,872

      Number of shares of Common Stock outstanding at March 27, 1998: 33,799,872

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

      The Board of Directors of the Company is classified into three classes, each with a term of three years or until the director's successor is duly elected and qualified. Set forth below is certain information concerning the current directors of the Company, with each person's business experience for at least the past five years:

                                       PRESENT
                                      POSITIONS                      EXPIRATION
                                       WITH THE           DIRECTOR   OF PRESENT
         NAME             AGE          COMPANY             SINCE        TERM
         ----             ---          -------             -----        ----
 Joseph A. Reeves, Jr.    51     Class III Director,        1990        1999
                                 Chairman of the Board
                                 and Chief Executive
                                       Officer

   Michael J. Mayell      50     Class III Director and     1990        1999
                                      President

     James T. Bond        73       Class I Director         1997        1999

     Joe E. Kares         53      Class II Director         1990        1999

  Gary A. Messersmith     49      Class II Director         1997        2000

    Jack A. Prizzi        61       Class I Director         1993        2000
----------------------------------
      Joseph A. Reeves, Jr. is Chairman of the Board and Chief Executive Officer of the Company. Prior to assuming his positions with the Company, Mr. Reeves held similar positions with the Company's predecessor, Texas Meridian Resources, Ltd. ("TMR") from 1988 until 1990.

      Michael J. Mayell is President of the Company. Prior to assuming such position with the Company, Mr. Mayell held a similar position with TMR from 1988 to 1990. Mr. Mayell is the son-in-law of Mr. Bond.

      James T. Bond is General Manager of H.L. Hawkins, Jr. Oil and Gas located in Houston and New Orleans, Louisiana. He has been associated with the such company for fifty years. Mr. Bond is the father-in-law of Mr. Mayell.

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

EXECUTIVE OFFICERS

    The following table provides information with respect to the executive officers of the Company. Each executive officer has been elected to serve until his or her successor is duly appointed or elected by the Board of Directors or his or her earlier removal or resignation from office.

                                                                      YEAR FIRST
                                                                        ELECTED
    NAME OF OFFICER         POSITION WITH THE COMPANY          AGE    AS OFFICER
    ---------------         -------------------------          ---    ----------

Joseph A. Reeves, Jr.    Chairman of the Board and Chief       51        1990
                                Executive Officer

Michael J. Mayell            Director and President            50        1990

Lloyd V. DeLano             Vice President and Chief           47        1993
                               Accounting Officer

P. Richard Gessenger      Executive Vice President and         49        1997
                             Chief Financial Officer

Kevin McMichael             Executive Vice President           42        1997
                           and Chief Operating Officer
----------------------------------
    For additional information regarding Messrs. Reeves and Mayell, see "Directors", above.

    Lloyd V. DeLano joined the Company in January 1992 performing contract work and became an employee of the Company in October of 1992. Mr. DeLano was named Vice President - Director of Accounting of TMRX in April of 1993 and in June 1996 was named as Vice President of the Company. Mr. DeLano is a Certified Public Accountant with 24 years of oil and natural gas experience.

    P. Richard Gessenger joined the Company as Executive Vice President and Chief Financial Officer in 1997. Prior to assuming such position with Meridian, Mr. Gessenger has gained an extensive background in energy finance over the past 24 years as a commercial banker, investment banks and entrepreneur for such firms as Rauscher Pierce Refsnes,Inc., Bear Sterns & Co., Inc., Citicorp Investment Bank and Manufacturers Hanover Trust Company.

    Kevin McMichael joined the Company as Executive Vice President and Chief Operating Officer in 1997. Prior to joining Meridian, Mr. McMichael was Vice President and General Manager of Domestic Exploration for LL&E, on and offshore. In this capacity, he was responsible for the Company's 3-D based exploration program as well as its entry into the deep water Gulf of Mexico.

    Other than Mr. Bonds, who is Mr. Mayell's father-in-law, there are no family relationships among the officers and directors of the Company.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

    Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who beneficially own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten-percent shareholders are required by the regulations promulgated under Section 16(a) to furnish the Company with copies of all Section 16(a) forms they file.

    Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that, during the period from January 1, 1997 through December 31, 1997, all filing requirements applicable to officers, directors and greater than ten-percent shareholders were complied with, except that Mr. Reeves was a month late in reporting a purchase of 7,000 shares of Common Stock and Mr. Kares failed to report a charge in beneficial ownership due to the exercise of options to purchase 15,000 shares of Common Stock.

ITEM 11.  EXECUTIVE COMPENSATION

    The following tables contain compensation data for the Chief Executive Officer, four other executive officers serving at the end of 1997 whose 1997 salary and annual bonus compensation exceeded $100,000, and two other individuals who would otherwise have been included in this table but for the fact that such individuals were not serving as executive officers of the Company at the end of 1997 (the "Named Executive Officers").

                          SUMMARY COMPENSATION TABLE

                                                                                              LONG-TERM
                                               ANNUAL COMPENSATION                           COMPENSATION
                                        ---------------------------------------       ------------------------
                                                                     OTHER            RESTRICTED   SECURITIES   ALL OTHER
    NAME AND                                                         ANNUAL              STOCK      UNDERLYING  COMPENSATION
PRINCIPAL POSITION              YEAR   SALARY($)(1) BONUS($)(1) COMPENSATION($)(2)    AWARD($)(1)  OPTIONS(#)     ($)(4)
------------------              ----   ------------ ----------- ------------------    -----------  ----------     ------
Joseph A. Reeves, Jr.           1997   $ 37,454     $344,920           --               $800,000    50,000        $ 9,575
  CEO                           1996    202,973      373,244           --                455,004    50,000          6,953
                                1995    315,124      341,864           --                   --      35,000(3)      10,850


Michael J. Mayell               1997     37,454      344,920           --                800,000    50,000          9,575
  President                     1996    202,973      373,244           --                455,004    50,000          6,953
                                1995    315,124      341,864           --                   --      35,000(3)      10,850

Lloyd V. DeLano                 1997    127,950       12,083           --                   --       7,500          8,677
Vice President and              1996    112,794       10,000           --                   --       5,000          6,123
Chief Accounting                1995    104,355        8,667           --                   --      15,000          8,357
Officer

Ronald T. Ivy                   1997    127,949       12,083           --                   --       7,500          8,677
VP Production--TMRX             1996    115,485       10,000           --                   --      10,000          6,205
                                1995     40,107       19,000          8,522                 --      20,000           --

Michael R. Stamatedes 1997 .... 1997    127,841       12,083           --                   --       7,500          8,677
VP Geophysics--TMRX ........... 1996    115,383       10,000           --                   --       7,500          6,202
                                1995     77,331        8,333         25,566                 --      20,000          5,833

--------------
(1) Salary and bonus compensation excludes amounts deferred by Messrs. Reeves and Mayell pursuant to the Company's Long-Term Incentive Plan, which have been reported in the Restricted Stock Award Column. The Restricted Stock Award column also includes the vested portion of matching deferrals awarded by the Company pursuant to such plan. In July 1996, the Company, through the Compensation Committee of the Board of Directors, granted to Messrs. Reeves and Mayell rights to the Company's Common Stock in lieu of cash compensation pursuant to the Company's Long-Term Incentive Plan. The purpose of such grants was to provide retirement benefits to these executive officers. Under such grants, Messrs. Reeves and Mayell each elected to defer $180,000 and $400,000 of their compensation for 1996 and 1997, respectively. The Company also granted to each officer a 100% matching deferral, which is subject to a one-year vesting. Under the terms of the grants, the employee and matching deferrals are allocated to a Common Stock account in which units are credited to the accounts of the officer based on the number of shares that could be purchased at the market price of the Common Stock at June 28, 1996 ($9.00 per share), for the deferrals of 1996, and at December 31, 1996 ($17.00 per share), for the deferrals of 1997. During 1996, rights to 40,000 shares (including the amount of matching deferrals) of restricted stock were granted to each of Mr. Reeves and Mayell, having a fair market value on December 31, 1996 of $680,000 and during 1997, rights to 47,059 shares (including the amount of matching deferrals) of restricted stock were granted to each of Mr. Reeves and Mayell, having a fair market value on December 31, 1997 of $450,002. The total value of all restricted stock grants as of December 31, 1997 was $832,502. No actual shares of Common Stock are issued and the officer has no rights with respect to any shares unless and until there is a distribution. Distributions are to be made upon the death, retirement or termination of employment of the officer. An amount equal to the dividends, if any, that would otherwise been paid with respect to such shares had they actually been issued will be credited to the respective Common Stock accounts as well.

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

    The following table sets forth those options granted to the Named Executive Officers during 1997:

                         OPTION GRANTS IN FISCAL 1997

                           INDIVIDUAL GRANTS
                                                                           POTENTIAL REALIZABLE VALUE AT
                                       % OF TOTAL                          ASSUMED ANNUAL RATES OF STOCK
                           NUMBER OF    OPTIONS                            PRICE APPRECIATION FOR OPTION
                             SHARES    GRANTED TO                                       TERM
                           UNDERLYING  EMPLOYEES      EXERCISE                 -----------------------
                            OPTIONS        IN          PRICE       EXPIRATION
       NAME                 GRANTED    FISCAL YEAR    ($/SHARE)       DATE        5% ($)     10% ($)
--------------------       ---------- -------------   ---------    ----------     ------     -------
Joseph A. Reeves             50,000       19.4%       $11.125        4/30/07    $349,823     $886,519

Michael J. Mayell            50,000       19.4         11.125        4/30/07     349,823      886,519

Lloyd V. DeLano               7,500        2.9         11.125        4/30/07      52,473      132,978

Ronald T. Ivy                 7,500        2.9         11.125        4/30/07      52,473      132,978

Michael R. Stamatedes         7,500        2.9         11.125        4/30/97      52,473      132,978

    The following table summarizes options owned by the Named Executive
Officers:

                AGGREGATE OPTION EXERCISES IN FISCAL YEAR 1997
                      AND DECEMBER 31, 1997 OPTION VALUE

                                                   NUMBER OF     VALUE OF UNEXERCISED
                                                  UNEXERCISED         IN-THE-MONEY
                                                   OPTIONS AT          OPTIONS AT
                        SHARES                    DECEMBER 31,        DECEMBER 31,
                       ACQUIRED                     1997(#)             1997($)
                          ON         VALUE        EXERCISABLE/        EXERCISABLE/
       NAME           EXERCISE(#)   REALIZED($)  UNEXERCISABLE       UNEXERCISABLE
-------------------  ------------  ----------  ------------------  ------------------
Joseph A. Reeves, Jr.(1)  --           --        212,250/78,750     $395,313/$14,063

Michael J. Mayell(1)      --           --        212,250/78,750      395,313/14,063

Lloyd V. DeLano           --           --        42,500/22,500        55,938/2,813

Ronald T. Ivy             --           --        14,375/23,125        2,813/2,813

Michael R. Stamatedes     --           --        13,125/21,875        2,109/2,109

--------------------------------
(1) Excludes (i) warrants to purchase 338,590 shares of Common Stock at $.28 per share pursuant to the General Partner Warrants granted to each of Messrs. Reeves and Mayell in October 1990 in connection with the Company's formation and (ii) warrants to purchase 714,000 shares of Common Stock at $5.85 per share pursuant to the Executive Warrants held by each of Messrs. Reeves and Mayell. The value of these warrants at December 31, 1997, based on the difference between the market price of the Common Stock at December 31, 1997, and the exercise price of the Warrants, was $5,793,687 for each of Messrs. Reeves and Mayell.

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

      The Company has a Non-Employee Director Stock Option Plan (the "Director Stock Option Plan") pursuant to which options to purchase up to 270,000 shares of Common Stock may be granted. Under the Director Stock Option Plan each non-employee director is granted, on the date of his appointment, election, reappointment or re-election as a member of the Board of Directors, an option ("Director Option") for 15,000 shares of Common Stock at an exercise price equal to the fair market value of a share of Common Stock on the date of grant. The duration of each Director Option is five years from the date of grant, and each Director Option may be exercised in whole or in part at any time after the date of grant; provided, however, that the option vests with respect to 25% of the shares of Common Stock covered by such Director Option one year after the date of grant, with respect to an additional 25% of such shares of Common Stock two years after the date of grant, and with respect to all remaining shares of Common Stock three years after the date of grant. There are currently outstanding options to acquire 155,000 shares under the Directors Stock Option Plan with a weighted average exercise price of $11.125 per share.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      Decisions with respect to the cash compensation of the Company's executive officers are made in a bifurcated manner. An Employee Compensation Committee of the Board of Directors, comprised of Messrs. Reeves and Mayell, who are also the Chief Executive Officer and President, respectively, of the Company, sets the salaries of all employees (other than their own), including elected officers and senior executives, and grants cash bonuses to such elected officers and other senior executives within guidelines established by the Executive Compensation Committee. Compensation decisions with respect to Messrs. Reeves and Mayell and decisions with respect to the granting of stock-based compensation for the Company's executive officers currently are made by the full Board of Directors with Messrs. Reeves and Mayell abstaining on matters relating to them. See "Item 13: Certain Transactions".

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth information, as of April 15, 1998, with respect to the beneficial ownership of Common Stock by (a) each director, (b) each named executive officer in the Summary Compensation Table, (c) each shareholder known by the Company to be the beneficial owner of more than 5% of the Common Stock and (d) all officers and directors of the Company as a group.

                                            NUMBER OF
                                             SHARES
                                          BENEFICIALLY
           NAME                               OWNED                 PERCENT(1)
-------------------------------------   ------------------        --------------
Joseph A. Reeves, Jr.(2)............          1,630,817                4.7%
      15995 N. Barkers Landing
      Suite 300
      Houston, Texas 77079

Michael J. Mayell(3)................          1,534,689                 4.4
      15995 N. Barker's Landing
      Suite 300
      Houston, Texas 77079

P. Richard Gessenger(4).............             10,750                  *

Kevin McMichael(5)..................              6,250                  *

Lloyd V. DeLano(6)..................             46,543                  *

James T. Bond(7)....................             18,500                  *

Joe E. Kares(8).....................             51,250                  *

Gary A. Messersmith(9)..............              7,700                  *

Jack A. Prizzi(10)..................             61,500                  *

Ronald T. Ivy (11)..................             14,495                  *

Michael R. Stamatedes (12)..........             14,058                  *

All executive officers and directors
as a group (9 persons) (2), (3),
(4), (5), (6), (7), (8), (9), (10)..          3,367,999                9.3%

Mellon Bank Corporation (13)........          2,815,603                8.4%

Phemus Corporation (14).............          2,785,860                8.3%

KAIM Non-Traditional LP (15)........          2,068,576                6.2%

Warburg Pincus (16).................          1,967,050                5.9%
-------------------------------
 *    Less than one percent.

(1) Shares of Common Stock which are not outstanding but which can be acquired by a person upon exercise of an option or warrant within sixty days are deemed outstanding for the purpose of computing the percentage of outstanding shares beneficially owned by such person.

(2) Includes 335,590 shares, 714,000 shares, and 224,750 shares of Common Stock that Mr. Reeves has the right to acquire upon the exercise of the General Partner Warrant, Executive Warrants, and stock options under the Company's stock option plans, respectively.

(3) Includes 335,590 shares, 714,000 shares, and 224,750 shares of Common Stock that Mr. Mayell has the right to acquire upon the exercise of the General Partner Warrant, Executive Warrants, and stock options under the Company's stock option plans, respectively.

(4) Includes 6,250 shares of Common Stock that Mr. Gessenger has the right to acquire upon the exercise of stock options. Excludes 18,750 shares underlying options not exercisable within 60 days.

(5) Includes 6,250 shares of Common Stock that Mr. McMichael has the right to acquire upon the exercise of a stock options. Excludes 18,750 shares underlying options not exercisable within 60 days.

(6) Includes 44,376 shares of Common Stock that Mr. DeLano has the right to acquire upon the exercise of stock options. Excludes 10,625 shares underlying options not exercisable within 60 days.

(7) Includes 7,500 shares of Common Stock that Mr. Bond has the right to acquire upon the exercise of stock options. Excludes 22,500 shares underlying options not exercisable within 60 days.

(8) Includes 36,250 shares of Common Stock that Mr. Kares has the right to acquire upon the exercise of options. Excludes 3,750 shares underlying options not exercisable within 60 days.

(9) Includes 7,500 shares of Common Stock that Mr. Messersmith has the right to acquire upon the exercise of stock options under the company stock option plans. Excludes 22,500 shares underlying options not exercisable within 60 days.

(10) Includes 43,750 shares of Common Stock that Mr. Prizzi has the right to acquire upon the exercise of stock option. Excludes 11,250 shares underlying options not exercisable within 60 days.

(11) Includes 14,375 shares of Common Stock that Mr. Ivy has the right to acquire upon the exercise of stock options. Excludes 23,125 shares underlying options not exercisable within 60 days.

(12) Includes 12,125 shares of Common Stock that Mr. Stamatedes has the right to acquire upon exercise of stock options. Excludes 21,875 shares underlying options not exercisable within 60 days.

(13) The business address of Mellon Bank Corporation is One Mellon Bank Center, Pittsburgh, Pennsylvania 15258.

(14) The business address of Phemus Corporation is 600 Atlantic Avenue, Boston Massachusetts 02210-2203. Includes 20,000 shares issued pursuant to the exercise of stock options exercisable within 60 days.

(15) The business address of KAIM Non-Traditional, L.P. is 1800 Avenue of the Stars, 2nd Floor, Los Angeles, California 90067.

(16) The business address of Warburg Pincus Counsellors, Inc. is 466 Lexington Ave., New York, New York 10017.

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

      During 1997, the following individuals, either personally or through wholly-owned or affiliated corporations, participated as working interest owners in properties of the Company:

                                                               AMOUNT PAID
                                                                    OR
                                                                OBLIGATION
       INDIVIDUAL                    PROSPECT(2)              INCURRED(2)(3)
-------------------------        --------------------        ----------------
Joseph A. Reeves(1)               Bayou Lafourche                     $660
                                  E. Cameron                       397,888
                                  N. Crescent Farms                     23
                                  Lake Boeuf                         7,137
                                  NE Thornwell                          40
                                  SW Holmwood                       12,004
                                  Prudeaux Bayou                   363,837
                                  Deep Saline                       78,103
                                  Chocolate Bayou                  140,847
                                  Monte Carlo                      101,053
                                  Riviera                               43
                                  Matagorde Bay                    128,941
                                                             ----------------
                                                                $1,230,576
                                                             ================

Michael J. Mayell (1)             Bayou Lafourche                     $660
                                  E. Cameron                       397,888
                                  N. Crescent Farms                     23
                                  Lake Boeuf                         7,137
                                  NE Thornwell                          40
                                  SW Holmwood                       12,004
                                  Prudeaux Bayou                   363,837
                                  Deep Saline                       78,103
                                  Chocolate Bayou                  140,847
                                  Monte Carlo                      101,053
                                  Riviera                               43

                                                               AMOUNT PAID
                                                                    OR
                                                                OBLIGATION
       INDIVIDUAL                    PROSPECT(2)              INCURRED(2)(3)
-------------------------        --------------------        ----------------
                                  Matagorde Bay                    128,941
                                                             ----------------
                                                                $1,230,576
                                                             ================
---------------
(1) The investments by Mr. Reeves are effected through Texas Oil Distribution and Development, Inc. ("TODD") and the investments by Mr. Mayell are effected through Sydson Energy, Inc. (Sydson").

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

      Under the terms of the operating and other agreements relating to the Company's wells and prospects, the Company, as operator, incurs various expenses relating to the prospect or well that are then billed to the working interest owner. During 1997, each of TODD and Sydson were indebted to the Company for expenses paid by the Company in respect of their working interest in various prospects and wells in which the Company acted as operator.

      TODD and Sydson collectively invested approximately $2,315,000 for the year ended December 31, 1997, in oil and natural gas drilling activities for which the Company was the operator. Collective amounts due from such entities for such activities were approximately $2,500,000 as of December 31, 1997, which have been netted by amounts owed to them from the Company. The Company has executed note agreements with TODD and Sydson dated December 31, 1997 for $1,510,699 each related to certain amounts due, which mature on December 30, 1998 and accrue interest at variable market rates. TODD and Sydson participated under the same terms negotiated with unaffiliated working interest owners.

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

      Joe E. Kares, a member of the Executive Compensation Committee, is a partner in the public accounting firm of Kares & Cihlar, which provided the Company and its affiliates with accounting services for the years ended December 31, 1997, 1996 and 1995 and received fees of approximately $27,000, $56,000 and $68,000, respectively. These fees exceeded 5% of the gross revenues of Kares & Cihlar for 1996. The Company believes that these fees were equivalent to the fees that would have been paid to similar firms providing its services in arm's length transactions.

      Mr. Messersmith is a partner in the law firm of Fouts & Moore, L.L.P. in Houston, Texas, which periodically provides legal services for the Company. In addition, the Company has Mr. Messersmith on personal retainer of $8,333.33 per month relating to services provided to the Company personally by Mr. Messersmith.

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        THE MERIDIAN RESOURCE CORPORATION

                                    By:  /s/ JOSEPH A. REEVES, JR.
                                             Joseph A. Reeves, Jr.
                                             Chief Executive Officer
                                            (Principal Executive Officer)