Form 10-Q
period 1998-03-31
MERIDIAN RESOURCE CORP
filed 1998-05-18
CIK 869369

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended:  MARCH 31, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No

Number of shares of common stock outstanding at May 7, 1998           33,689,978

                        THE MERIDIAN RESOURCE CORPORATION
                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

                                                               Page
                                                               Number

PART I  -  FINANCIAL INFORMATION

    Item 1.    Financial Statements

Consolidated Statements of Operations (unaudited) for the
    Three Months Ended March 31, 1998 and 1997 .................  3

Consolidated Balance Sheets as of March 31, 1998 (unaudited)
    and December 31, 1997 ......................................  4

Consolidated Statements of Cash Flows (unaudited) for the
    Three Months Ended March 31, 1998 and 1997 .................  6

Notes to Consolidated Financial Statements (unaudited) .........  7

    Item 2.    Management's Discussion and Analysis of
               Financial Condition and Results of Operations ...  9


PART II  -  OTHER INFORMATION

    Item 1.     Legal Proceedings .............................. 16

    Item 6.    Exhibits and Reports on Form 8-K ................ 16


SIGNATURE ...................................................... 17

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                        THREE MONTHS ENDED MARCH 31,
                                        ----------------------------
                                           1998            1997
                                        ----------       ---------
                                         (in thousands, except for
                                           per share information)

REVENUES:
   Oil and natural gas ...............    $ 11,766        $16,421
   Interest and other ................         131            239
                                          --------        -------
                                            11,897         16,660
                                          --------        -------
COSTS AND EXPENSES:
   Oil and natural gas operating .....       1,518          1,133
   Severance and ad valorem taxes ....         460            662
   Depletion and depreciation ........       6,259          6,231
   General and administrative ........       1,977          2,114
   Interest ..........................       2,332            876
   Impairment of long-lived assets ...      40,278           --
                                          --------        -------
                                            52,824         11,016

NET INCOME (LOSS) ....................    ($40,927)       $ 5,644
                                          ========        =======
NET INCOME (LOSS) PER SHARE:
   Basic .............................    ($  1.22)       $  0.17
                                          ========        =======
   Diluted ...........................    ($  1.22)       $  0.16
                                          ========        =======
WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES:
   Outstanding .......................      33,451         33,363
                                          ========        =======
   Assuming dilution .................      33,451         35,832
                                          ========        =======


                 See notes to consolidated financial statements.

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                         MARCH 31,  DECEMBER 31,
                                                             1998       1997
                                                             ----       ----
                                                         (unaudited)
                                                              (in thousands)
                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents ...........................  $   6,532   $   8,083
   Accounts receivable .................................     12,051      10,920
   Due from affiliates .................................      3,256       3,038
   Prepaid expenses and other ..........................        791       1,130
                                                          ---------   ---------
           Total current assets ........................     22,630      23,171
                                                          ---------   ---------
PROPERTY AND EQUIPMENT:
   Oil and natural gas properties, full cost
     method (including $55,745,000 [1998] and
     $51,883,000 [1997] not subject to depletion) ......    433,103     409,310
   Land ................................................        478         478
   Equipment ...........................................      4,864       4,618
                                                          ---------   ---------
                                                            438,445     414,406
   Less accumulated depletion and depreciation .........   (192,256)   (145,719)
                                                          ---------   ---------
                                                            246,189     268,687
                                                          ---------   ---------
OTHER ASSETS ...........................................        842         700
                                                          ---------   ---------
                                                          $ 269,661   $ 292,558
                                                          =========   =========

                 See notes to consolidated financial statements.

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (continued)


                                               MARCH 31,   DECEMBER 31,
                                                 1998         1997
                                                 ----         ----
                                              (unaudited)
                                                    (in thousands)

         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable .........................  $   7,845   $   7,735
   Revenues and royalties payable ...........      4,543       5,991
   Accrued liabilities ......................     21,149      20,330
   Current maturities of long-term debt .....        122         110
                                               ---------   ---------
           Total current liabilities ........     33,659      34,166
                                               ---------   ---------

LONG TERM DEBT ..............................    124,951     107,085
                                               ---------   ---------
LITIGATION LIABILITIES ......................      6,205       6,205
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $1.00 par value
     (25,000,000 shares authorized,
     none issued and outstanding) ...........       --          --
   Common stock, $0.01 par value
     (100,000,000 shares authorized,
     33,496,217 [1998] and
     33,481,261 [1997] issued ...............        337         336
   Additional paid-in capital ...............    172,164     172,023
   Accumulated deficit ......................    (67,033)    (26,106)
   Unamortized deferred compensation ........       (321)       (309)
                                               ---------   ---------
                                                 105,147     145,944
   Treasury stock, at cost (16,703 [1998] and
     46,792 [1997] shares) ..................       (301)       (842)
                                               ---------   ---------
   Total stockholders' equity ...............    104,846     145,102
                                               ---------   ---------
                                               $ 269,661   $ 292,558
                                               =========   =========

                 See notes to consolidated financial statements.

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                            THREE MONTHS ENDED
                                                                  MARCH 31,
                                                           --------------------
                                                             1998        1997
                                                           --------    -------
                                                               (in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) ....................................  ($40,927)  $  5,644
   Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

      Depletion and depreciation ........................     6,259      6,231
      Amortization of other assets ......................        23        143
      Non-cash compensation .............................       599        454
      Impairment of long-lived assets ...................    40,278       --
    Changes in operating assets and liabilities:

      Accounts receivable ...............................    (1,131)     1,427
      Due from affiliates ...............................      (218)      (219)
      Accounts payable ..................................       110      2,917
      Revenues and royalties payable ....................    (1,448)      (468)
      Accrued liabilities and other .....................    (4,475)      (603)
                                                           --------   --------
    Net cash (used in) provided by operating activities .      (930)    15,526
                                                           --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:

    Additions to property and equipment, net ............   (18,406)   (31,908)
    Other ...............................................      (165)      --
                                                           --------   --------
    Net cash (used in) investing activities .............   (18,571)   (31,908)
                                                           --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:

    Proceeds from long-term debt ........................    17,897      1,000
    Reductions in long-term debt ........................       (19)      --
    Exercise of stock options ...........................        72       --
    Deferred loan costs and other .......................      --         (122)
                                                           --------   --------
    Net cash provided by financing activities ...........    17,950        878
                                                           --------   --------
NET CHANGE IN CASH AND CASH EQUIVALENTS .................    (1,551)   (15,504)
CASH AND CASH EQUIVALENTS
    AT BEGINNING OF PERIOD ..............................     8,083     23,705
                                                           --------   --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ..............  $  6,532   $  8,201
                                                           ========   ========

                 See notes to consolidated financial statements.

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.      BASIS OF PRESENTATION

The consolidated financial statements reflect the accounts of The Meridian Resource Corporation and its subsidiaries (the "Company") after elimination of all significant intercompany transactions and balances. On November 5, 1997, Cairn Energy USA, Inc. ("Cairn") merged with a subsidiary of the Company. The merger was accounted for as a pooling of interests and accordingly, the accompanying March 31, 1997 financial statements have been restated to include the financial position and results of operations of Cairn. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as filed with the Securities and Exchange Commission.

Certain items in the first quarter of 1997 have been reclassed to conform to the first quarter of 1998 presentation.

The financial statements included herein as of March 31, 1998, and for the three months ended March 31, 1998 and 1997 are unaudited, and, in the opinion of management, the information furnished reflects all material adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented.

2.      IMPAIRMENT OF LONG-LIVED ASSETS

The Company recognized a $40.3 million non-cash write down of its oil and natural gas properties under the full cost method of accounting, primarily as a result of declines in both oil and natural gas prices which significantly lowered the present value of proved oil and natural gas reserves as of March 31, 1998 and nonproductive investments in oil and gas properties.

Because the carrying value of oil and natural gas properties have been reduced due to the full cost ceiling limitation such that the present value of the Company's proved oil and natural gas reserves do not exceed the Company's net oil and natural gas properties recorded on its balance sheet, there is an increased risk of future write-downs due to factors which may negatively affect the present value of proved oil and natural gas reserves and the carrying value of oil and natural gas properties, including volatile oil and natural gas prices, downward revisions in estimated proved oil and natural gas reserve quantities and unsuccessful drilling activities.

3.      NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income
(loss) per share:

                                                THREE MONTHS ENDED MARCH 31,
                                                ----------------------------
                                                       1998       1997
                                                     ------      ------
                                               (in thousands, except per share)

Numerator:
    Net income (loss) .............................  ($40,927)  $ 5,644
Denominator:
    Denominator for basic net income (loss) per
        share - weighted-average shares outstanding 33,451 33,363 Effect of potentially dilutive common shares:
    Employee and director stock options ...........     N/A         943
    Warrants ......................................     N/A       1,526
                                                     --------   -------
    Denominator for diluted net income (loss) per
        share - weighted average shares outstanding
        and assumed conversions ...................    33,451    35,832
                                                     ========   =======
Basic net income (loss) per share .................  ($  1.22)  $  0.17
                                                     ========   =======
Diluted net income (loss) per share ...............  ($  1.22)  $  0.16
                                                     ========   =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following is a discussion of the Company's financial operations for the three months ended March 31, 1998 and 1997. The notes to the Company's consolidated financial statements included in this report, as well as the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (and the notes attached thereto), should be read in conjunction with this discussion.

OVERVIEW

INDUSTRY CONDITIONS AND FIRST QUARTER OPERATIONS. The Company's revenues, profitability and future rate of growth are substantially dependent upon prevailing prices for natural gas and, to a lesser extent, oil. Oil and natural gas prices have been extremely volatile in recent years and are affected by many factors outside the control of the Company. Since 1992, prices for West Texas Intermediate ("WTI") crude have ranged from $23.39 to $11.00 per Bbl and the monthly average of the Gulf Coast spot market natural gas price at Henry Hub, Louisiana, has ranged from $3.97 to $1.08 per Mcf. In 1997, WTI crude oil prices ranged between $23.39 to $16.18 per Bbl, and spot natural gas prices at Henry Hub, Louisiana, ranged between $3.97 to $1.68 per Mcf. Prices received by the Company for its oil production have been significantly depressed since the fourth quarter of 1997 and the WTI posting reached an eight year low of $11.00 on March 16, 1998. Natural gas prices have also declined, but on a less dramatic basis. These declines in prices of oil and natural gas have affected the results and associated cash flow of the Company's properties during the first quarter of 1998. During the quarter, natural gas prices were lower by 26% over the corresponding period of 1997 due to, among other things, lower demand and higher storage levels to satisfy supply needs. Oil prices also decreased by 39% over prices for the first quarter of 1997.

The decrease in revenues caused by price declines was partially offset by an increase in production, which increased on a natural gas equivalent basis by 2% over production levels during the corresponding quarter of 1997. East Cameron Block 349 production was curtailed during most of the first quarter of 1998 due to a damaged pipeline servicing the exploration block. The Company estimates that, had production from the East Cameron Block 349 been at full capacity for the entire quarter, the Company's overall production on a natural gas equivalent basis would have increased an additional 7%.

The volatile nature of the energy markets makes it difficult to estimate future prices of oil and natural gas; however, any prolonged period of depressed prices could have a material adverse effect on the Company's results of operations and financial condition. Results of operations for the second quarter of 1998 are expected to reflect a decrease in oil and gas revenues over the corresponding period in 1997 due to significant decreases in average prices over 1997 levels. The Company expects the decrease in revenues over 1997 levels to be partially offset by production increases over first quarter 1998 levels, as well as production levels during the second quarter of

1997 due to the fact that the Company expects the East Cameron Block 349 to produce at full capacity during the second quarter 1998 and the fact that the Company successfully completed a well during the first quarter of 1998 that will be producing throughout the second quarter of 1998.

MERGER AND ACQUISITION OF OIL AND GAS INTERESTS. On March 27, 1998, the Company and affiliates of Shell Oil Company (collectively, "Shell") executed a definitive merger agreement which, together with a separate purchase and sale agreement (collectively referred to herein as the "Shell Agreements" and the transactions contemplated by the Shell Agreements are referred to herein as the "Shell Transactions"), will result in the Company acquiring all of Shell's producing and exploration properties in South Louisiana in exchange for shares of common and convertible preferred stock representing 39.9% of the common stock of the Company as of the closing, assuming exercise of all stock options, warrants and conversion of the preferred stock, and $42.5 million in cash, respectively .

Following the Shell Transactions, the Company is expected to control over 329,000 gross onshore acres in Louisiana and Texas with approximately 2,800 square miles of onshore 3-D seismic data, which the Company believes to be one of the largest positions held by a company with TMRC's market capitalization. The Company estimates that its current production base following the Shell Transactions will be approximately 22,000 equivalent barrels of oil per day and that proved reserves will total over 51.0 million equivalent barrels of oil having an estimated reserve life of approximately six years.

The terms of the Shell Agreements call for Shell to receive a fixed 39.9% of the post-transaction common stock of the Company, assuming exercise of all stock options, warrants and conversion of the preferred stock, comprised of 12.082 million shares of Common Stock and shares of a new series of preferred stock (the "Preferred Stock") convertible into approximately 12.827 million shares of Common Stock. The Preferred Stock will have a stated value of $135 million, a 4% annual dividend for a period of five years (with the dividend reducing in amount by one-third on the third, fourth and fifth anniversary so that no dividends will be payable after the fifth anniversary of the Shell Transactions and a conversion price of approximately $10.52 per share. The Preferred Stock will convert automatically into Common Stock if the market price of the Common Stock is greater than or equal to 150% of the conversion price for 75 consecutive trading days. Terms of the Shell Transactions are not subject to changes in the market price of the Common Stock.

To insure the Company's ability to function as an independent oil and gas company, Shell has agreed to restrict its discretionary voting rights on non-extraordinary corporate issues requiring a shareholder vote to 23% of the outstanding voting shares, with the remainder of its holdings to be voted in the same ratio as the shares voted by other shareholders and Shell's unrestricted shares. Shell also has agreed to restrictions on its ability to sell shares and will be provided with certain rights to purchase additional shares to the extent necessary to maintain at least a 21% beneficial ownership interest in the Company. Shell will be entitled to one seat on the Company's Board of Directors. The consummation of the Shell Transactions is subject to approval of the shareholders of the Company and certain other customary conditions. The Company currently anticipates that a closing of the Shell Transactions will occur during the third quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL. During the three months ending March 31, 1998, the Company's liquidity needs were met from cash from operations and borrowings under the Company's credit facility. As of March 31, 1998, the Company had a cash balance of $6.5 million and negative working capital of $11 million. The decrease in both the cash balance and working capital reflects capital expenditures related to the Company's increasing exploration and development activities and reduced operating cash flows in the face of lower oil and natural gas prices.

AMENDED CREDIT FACILITY. The Company has amended it's credit facility to increase the maximum amount of borrowings thereunder from $125 million to $150 million. In addition, the Company has received an underwritten commitment from its banking group to amend and restate the Company's existing credit facility (the "Amended Credit Facility") to provide for maximum borrowings, subject to borrowing base limitations, of up to $250 million. The Company currently is in the process of negotiating the definitive terms of the Amended Credit Facility. The Amended Credit Facility will provide for a borrowing base of $150 million prior to consummation of the Shell Transactions. Following consummation of the Shell Transactions, the borrowing base will be redetermined and is expected to be $200 million. In the event the Shell Transactions are not consummated by September 30, 1998, the borrowing base will be redetermined on October 1, 1998.

Borrowings under the Amended Credit Facility will be secured by pledges of the outstanding capital stock of the Company's material subsidiaries and a mortgage of the Company's offshore oil and gas properties. The Amended Credit Facility will contain various restrictive covenants substantially similar to those currently contained in the existing credit facility, including, among other things, maintenance of certain financial ratios and restrictions on cash dividends on the Company's common stock. Borrowings under the Amended Credit Facility will mature five years from the date of execution of the definitive agreements governing the Amended Credit Facility.

Under the Amended Credit Facility, the Company may secure either an alternative base rate loan, which bears interest at a rate per annum equal to (i) the greater of Chase's prime rate, a CD-based rate of federal funds based rate, or
(ii) a eurodollar based rate loan that bears interest, generally, at a rate per annum equal to the London interbank offered rate (determined by reference to automated quotation system) plus 1.0% to 2.0% depending on the Company's ratio of the aggregate outstanding loans to the borrowing base. The Amended Credit Facility also provides for commitment fees ranging from .3% to .5% per annum.

At May 12, 1998, the Company had outstanding $130 million under its existing credit facility.

CAPITAL EXPENDITURES.  Capital expenditures during the three months ended
March 31, 1998
consisted of $23.5 million for property and equipment additions related to exploration and development of various prospects, including leases, seismic data acquisitions, and drilling and completion costs. The Company currently expects capital expenditures for the remainder of 1998 to be approximately $76 million. In addition, if the Shell Transactions are consummated, the Company expects to expand its onshore exploration program to take advantage of opportunities associated with the properties to be acquired. Capital expenditures associated with this expansion are expected to be approximately $25 million during 1998. These capital expenditures are expected to be funded through a combination of cash flow from the acquired properties and borrowings under the New Credit Facility or other debt or equity financings.

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

RESULTS OF OPERATIONS

OPERATING REVENUES. First quarter 1998 oil and natural gas revenues decreased $4.7 million as compared to first quarter 1997 revenues due to a decrease in average prices. Oil and natural gas production on an equivalent basis rose by 2% due in large part to the successful completion of several new wells. East Cameron Block 349 production was curtailed during most of the first quarter of 1998 due to a damaged pipeline servicing the exploration block. Had East Cameron Block 349 been at full capacity, the Company's quarterly production would have increased an additional 7%. Natural gas prices were lower by 26% over the same time period due to, among other things, lower demand and higher storage levels to satisfy supply needs. Oil prices also decreased by 39% over prices for the first quarter of 1997.

The following table summarizes production volumes, average sales prices and gross revenues for the three months ended March 31, 1998 and 1997.

                                       THREE MONTHS ENDED
                                            MARCH 31,                                        1998
                                 ---------------------------             1998              PERCENTAGE
                                    1998                1997             CHANGE            OF CHANGE
                                          ----          ----             ------            ---------
Production Volumes:
    Oil (Mbbl) ...............       210                 223                 (13)              (6%)
    Natural Gas (Mmcf) .......     3,858               3,669                 189                5%
    MMCFE ....................     5,118               5,007                 111                2%
Average Sales Prices:
    Oil (Bbl) ................   $ 13.65             $ 22.44             ($ 8.79)             (39%)
    Natural Gas (Mcf) ........   $  2.29             $  3.10             ($ 0.81)             (26%)
    MMCFE ....................   $  2.29             $  3.27             ($ 0.98)             (30%)

Gross Revenues (000's):
    Oil ......................   $ 2,867             $ 5,004             ($2,137)             (43%)
    Natural Gas ..............     8,850              11,360              (2,510)             (22%)
    Pipeline .................        49                  57                  (8)             (14%)
                                                     -------             -------              ---
           Total .............   $11,766             $16,421             ($4,655)             (28%)
                                                     =======             =======              ===

OPERATING EXPENSES. Oil and natural gas operating expenses increased $0.4 million to $1.5 million for the three months ended March 31, 1998, compared to $1.1 million for the three months ended March 31, 1997. The increase was primarily due to added operating expenses related to the additional wells brought on production during the last twelve months.

SEVERANCE AND AD VALOREM TAXES. Severance and ad valorem taxes decreased $0.2 million for the current quarter as compared to the same period in 1997. This decrease is primarily the result of the lower oil and natural gas revenues.

INTEREST AND OTHER INCOME. Interest and other income during the first quarter 1998 decreased $0.1 million from the comparable period in 1997. This decrease was the result of lower average cash balances reflective of capital expenditures during 1997 and 1998.

DEPLETION AND DEPRECIATION. Depletion and depreciation expense increased during the first quarter of 1998 to $6.3 million from $6.2 million for the same period of 1997. This increase was primarily a result of increased capital expenditures subject to depletion and a slight increase in total production on a natural gas equivalent basis.

GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense of $2 million was relatively flat for the first quarter of 1998 as compared to the first quarter of 1997.

INTEREST EXPENSE. Interest expense increased to $2.3 million for the first quarter of 1998 compared to $0.9 million during the same period in 1997. This increase was primarily due to increased borrowings under the Company's credit facility to finance the Company's on-going exploration and development activities.

IMPAIRMENT OF LONG-LIVED ASSETS. The Company follows the full cost method of accounting for its investments in oil and natural gas properties, which requires that the net carrying value of oil and natural gas properties is limited to the sum of the present value (10% discount rate) of the estimated future net cash flows from proved reserves, based on the current prices and costs, plus the lower of cost or estimated value of unproved properties. Due to prevailing market conditions as of March 31, 1998, the average prices utilized by the Company in determining the net carrying value of its oil and natural gas properties were $2.44 per Mcf and $14.38 per Bbl, compared to $2.53 per Mcf and $17.31 per Bbl utilized to calculate such value at December 31, 1997. As a result of this significant decline in oil and natural gas prices and nonproductive investments, the Company recognized a $40.3 million non-cash write-down of its oil and natural gas properties under the full cost method of accounting. Since the net carrying value of the Company's oil and natural gas properties have been reduced due to the full cost ceiling limitation such that the present value of the Company's proved oil and gas reserves do not exceed the Company's net oil and gas properties recorded on its balance sheet, there is an increased risk of future property write-downs due to factors that negatively affect the present value of proved oil and gas reserves, including volatile oil and gas prices, downward revisions in estimated proved oil and natural gas quantities and unsuccessful exploratory operations.

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

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

           As previously disclosed in the Company's Annual Report on Form 10-K, the Company is involved in litigation with AMOCO Production Company ("AMOCO") relating to the Company's right to drill the Company's Ben Todd No. 1 well. The Company expects a judgment to be entered in the near future. The Company believes that it has fully accrued for such judgment during the fourth quarter of 1997.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

(a)     Exhibits.

        10.1 First, Second and Third Amendments to the Credit Agreement dated November 5, 1997

        27.1   Financial Data Schedule
        27.2   Restated Financial Data Schedule

(b)     Reports on Form 8-K.

        On April 7, 1998, the Company filed its Current Report on Form 8-K dated April 6, 1998 reporting its first quarter 1998 drilling results and future drilling activities.

        On April 21, 1998, the Company filed its Current Report on Form 8-K dated April 21, 1998 reporting that it had successfully bid for five Louisiana lease tracts located within the Rockefeller Refuge.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                                  (Registrant)


Date:   MAY 15, 1998                        By:    P. RICHARD GESSINGER
                                                   P. RICHARD GESSINGER
                                                (Executive Vice President and
                                                 Chief Financial Officer)


                                            By:    LLOYD V. DELANO
                                                   Lloyd V. DeLano
                                                   Vice President
                                                   (Chief Accounting Officer)