Form 10-Q
period 1998-06-30
MERIDIAN RESOURCE CORP
filed 1998-08-14
CIK 869369

THE MERIDIAN RESOURCE CORPORATION
                          QUARTERLY REPORT ON FORM 10-Q


                                      INDEX
                                                                                                             PAGE
                                                                                                             NUMBER
PART I  -  FINANCIAL INFORMATION

     Item 1.      Financial Statements

                  Consolidated Statements of Operations (unaudited) for the
                     Three Months and Six Months Ended June 30, 1998 and 1997                                3

                  Consolidated Balance Sheets as of June 30, 1998 (unaudited)
                     and December 31, 1997                                                                   4

                  Consolidated Statements of Cash Flows (unaudited) for the
                     Six Months Ended June 30, 1998 and 1997                                                 6

                  Notes to Consolidated Financial Statements (unaudited)                                     7

     Item 2.      Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                                    12


PART II  -  OTHER INFORMATION

     Item 1.      Legal Proceedings                                                                         21

     Item 4.      Submission of Matters to a Vote of Security Holders                                       21

     Item 6.      Exhibits and Reports on Form 8-K                                                          21


SIGNATURE                                                                                                   23

                         PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS.

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                        THREE MONTHS              SIX MONTHS
                                        ENDED JUNE 30           ENDED JUNE 30,
                                    ---------------------   --------------------
                                      1998         1997       1998        1997
                                    ---------    --------   ---------    -------
                                (in thousands, except for per share information)
REVENUES:
  Oil and natural gas ...........   $  11,508    $ 13,107   $  23,274    $29,528
  Interest and other ............         234         132         365        371
                                    ---------    --------   ---------    -------
                                       11,742      13,239      23,639     29,899
                                    ---------    --------   ---------    -------
COSTS AND EXPENSES:
  Oil and natural gas operating .       1,808       1,359       3,326      2,492
  Severance and ad valorem taxes          375         471         835      1,133
  Depletion and depreciation ....       6,280       6,864      12,539     13,095
  General and administrative ....       2,139       1,522       4,116      3,636
  Interest ......................       2,692       1,007       5,023      1,883
  Impairment of long-lived assets     108,848           0     149,126          0
                                    ---------    --------   ---------    -------
                                      122,142      11,223     174,965     22,239
                                    ---------    --------   ---------    -------
NET INCOME (LOSS) BEFORE
  INCOME TAXES ..................    (110,400)      2,016    (151,326)     7,660

INCOME TAX BENEFIT ..............     (10,000)       --       (10,000)      --
                                    ---------    --------   ---------    -------
NET INCOME (LOSS) ...............   ($100,400)   $  2,016   ($141,326)   $ 7,660
                                    ---------    --------   ---------    -------

NET INCOME (LOSS) PER SHARE:
  Basic .........................   ($   2.97)   $   0.06   ($   4.20)   $  0.23
                                    =========    ========   =========    =======
  Diluted .......................   ($   2.97)   $   0.06   ($   4.20)   $  0.22
                                    =========    ========   =========    =======
WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES:
  Outstanding ...................      33,801      33,365      33,627     33,365
                                    =========    ========   =========    =======
  Assuming dilution .............      33,801      35,430      33,627     35,432
                                    =========    ========   =========    =======

                 See notes to consolidated financial statements.

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                         JUNE 30,    ECEMBER 31,
                                                           1998         1997
                                                         ---------    ---------
                                                         (unaudited)
                                                            (in thousands)
                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents ..........................   $   5,897    $   8,083
  Accounts receivable ................................      15,801       10,920
  Due from affiliates ................................       4,235        3,038
  Prepaid expenses and other .........................       1,304        1,130
                                                         ---------    ---------
              Total current assets ...................      27,237       23,171
                                                         ---------    ---------

PROPERTY AND EQUIPMENT:
  Oil and natural gas properties, full cost method
      (including $103,647,000 [1998] and
      $51,883,000 [1997] not subject to depletion) ...     769,364      409,310
  Land ...............................................         478          478
  Equipment ..........................................       5,830        4,618
                                                         ---------    ---------
                                                           775,672      414,406
  Less accumulated depletion and depreciation ........    (307,384)    (145,719)
                                                         ---------    ---------
                                                           468,288      268,687
                                                         ---------    ---------
OTHER ASSETS .........................................       2,111          700
                                                         ---------    ---------
                                                         $ 497,636    $ 292,558
                                                         =========    =========

                 See notes to consolidated financial statements.

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (continued)

                                                                               JUNE 30,    DECEMBER 31,
                                                                                1998         1997
                                                                              ---------    ---------
                                                                              (unaudited)
                                                                                  (in thousands)
              LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable .....................................................   $  33,468    $   7,735
     Revenues and royalties payable .......................................       5,101        5,991
     Accrued liabilities ..................................................      15,571       20,330
     Current maturities of long-term debt .................................         115          110
                                                                              ---------    ---------
         Total current liabilities ........................................      54,255       34,166
                                                                              ---------    ---------

LONG-TERM DEBT ............................................................     181,918      107,085
                                                                              ---------    ---------
DEFERRED TAX LIABILITY ....................................................      18,052         --
                                                                              ---------    ---------
LITIGATION LIABILITIES ....................................................       6,205        6,205
                                                                              ---------    ---------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock, $1.00 par value (25,000,000 shares authorized, issued
         Series A convertible 3,982,906 [1998] and none [1997]
         shares at stated value) ..........................................   $ 135,000         --
     Common stock, $0.01 par value (200,000,000 shares
         authorized, 45,803,417 [1998] and
         33,481,261 [1997] issued) ........................................         461          336
     Additional paid-in capital ...........................................     269,808      172,023
     Accumulated deficit ..................................................    (167,432)     (26,106)
     Unamortized deferred compensation ....................................        (330)        (309)
                                                                              ---------    ---------
                                                                                237,507      145,944
Treasury stock, at cost (16,703 [1998] and
     46,792 [1997] shares) ................................................        (301)        (842)
                                                                              ---------    ---------
Total stockholders' equity ................................................     237,206      145,102
                                                                              ---------    ---------
                                                                              $ 497,636    $ 292,558
                                                                              =========    =========

                See notes to consolidated financial statements.

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                               SIX MONTHS ENDED JUNE 30,
                                                                                  1998         1997
                                                                                ---------    --------
                                                                                    (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) ...........................................................   ($141,326)   $  7,660
Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Depletion and depreciation .............................................      12,539      13,095
     Amortization of other assets ...........................................          58         317
     Non-cash compensation ..................................................         964         871
     Impairment of long-lived assets ........................................     149,126        --
     Deferred income taxes ..................................................     (10,000)       --
Changes in assets and liabilities excluding effects of acquisition of oil and gas properties:
     Accounts receivable ....................................................      (4,881)     (2,573)
     Due from affiliates ....................................................      (1,197)       (813)
     Accounts payable .......................................................      25,733       5,555
     Revenues and royalties payable .........................................      (1,560)        280
     Accrued liabilities and other ..........................................      (5,596)       (456)
                                                                                ---------    --------
Net cash provided by operating activities ...................................      23,860      23,936
                                                                                ---------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to oil and gas properties and other ..........................     (65,746)    (54,628)
     Acquisition of oil and gas properties ..................................     (37,078)       --
     Sales of oil and gas properties ........................................       2,100        --
                                                                                ---------    --------
Net cash used in investing activities .......................................    (100,724)    (54,628)
                                                                                ---------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from long-term debt ...........................................      74,896      14,500
     Reductions in long-term debt ...........................................         (58)       --
     Exercise of stock options ..............................................       1,292        --
     Deferred loan costs ....................................................      (1,452)       (336)
                                                                                ---------    --------
Net cash provided by financing activities ...................................      74,678      14,164
                                                                                ---------    --------

NET CHANGE IN CASH AND CASH EQUIVALENTS .....................................      (2,186)    (16,528)
CASH AND CASH EQUIVALENTS
     AT BEGINNING OF PERIOD .................................................       8,083      23,705
                                                                                ---------    --------
CASH AND CASH EQUIVALENTS
     AT END OF PERIOD .......................................................   $   5,897    $  7,177
                                                                                =========    ========

                 See notes to consolidated financial statements.

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.       BASIS OF PRESENTATION

The consolidated financial statements reflect the accounts of The Meridian Resource Corporation and its subsidiaries (the "Company") after elimination of all significant intercompany transactions and balances. On November 5, 1997, Cairn Energy USA, Inc. ("Cairn") merged with a subsidiary of the Company. The merger was accounted for as a pooling of interests and accordingly, the accompanying June 30, 1997 financial statements have been restated to include the financial position and results of operations of Cairn. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as filed with the Securities and Exchange Commission.

Certain items in the prior year statements have been reclassified to conform with the current year presentation.

The Shell Transactions were accounted for utilizing the purchase method of accounting for financial accounting purposes. Therefore, excluding the write-down disclosed in Note 3, no operations relating to the Shell Properties are included in the Company's results of operations for the three months or six months ended June 30, 1998. Operations relating to the Shell Properties will be included in the Company's results of operations beginning during the third quarter of 1998.

The financial statements included herein as of June 30, 1998, and for the three and six month periods ended June 30, 1998 and 1997 are unaudited, and, in the opinion of management, the information furnished reflects all material adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented.

2.       SHELL TRANSACTIONS

On June 30, 1998, the Company acquired (the "LOPI Transaction") Louisiana Onshore Properties Inc. ("LOPI"), an indirect subsidiary of Shell Oil Company ("Shell"), pursuant to a merger of a wholly-owned subsidiary of the Company with LOPI. The consideration paid in the LOPI Transaction consisted of 12,082,030 shares of the Company's common stock, $.01 par value ("Common Stock"), and a new issue of convertible preferred stock of the Company (the "Preferred Stock") that is convertible into 12,837,428 shares of Common Stock, which together provided Shell Louisiana Onshore Properties Inc., an indirect subsidiary of Shell and parent of LOPI ("SLOPI"), with beneficial ownership of 39.9% of the outstanding shares of Common Stock as of the closing of the LOPI Transaction, assuming exercise of all outstanding options and warrants and the conversion of the Preferred Stock. In a transaction separate from the LOPI Transaction, the Company also acquired on June 30, 1998 from Shell Western E&P, Inc., an indirect subsidiary of Shell ("SWEPI"), various other oil and gas property interests located onshore in south Louisiana for a total cash consideration of $38.6 million, (the "SWEPI Acquisition").

The purchase price of $303.5 million in connection with the merger of LOPI and the acquisition of the SLOPI Properties, was allocated as follows ($ in thousands, except per share data):

Net cash paid .........................................................   $ 37,078
Issuance of 3,982,906 shares of Preferred Stock (stated value) ........    135,000
Issuance of 12,082,030 shares of Common Stock valued at $7.96 per share     96,173
Assumption of certain liabilities .....................................      3,441
Deferred income taxes related to the acquired properties ..............     28,052
Acquisition costs .....................................................      3,771
                                                                          --------
Total purchase price ..................................................   $303,515
                                                                          ========

The following summarized unaudited proforma financial information assumes the transaction has occurred on January 1 of each year:


PROFORMA INFORMATION

                                                      SIX MONTHS ENDED JUNE 30,
                                                     1998                 1997
                                                    ---------         ---------
                                               (in thousands, except per share data)
Revenues ..................................         $  55,316          $ 79,765
Net income (Loss) .........................         ($122,302)         ($ 1,787)
Earnings (Loss) per share .................         ($   2.68)         ($  0.04)

The pro forma results do not necessarily represent results which would have occurred if the transaction had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

3.       IMPAIRMENT OF LONG-LIVED ASSETS

Due to prevailing market conditions as of March 31, 1998, the average prices utilized by the Company in determining the net carrying value of its oil and natural gas properties were $2.44 per Mcf and $14.38 per Bbl, compared to $2.53 per Mcf and $17.31 per Bbl utilized to calculate such value at December 31, 1997. As a result of this significant decline in oil and natural gas prices, the Company recognized a $40.3 million non-cash write-down of its oil and natural gas properties under the full cost method of accounting during the first quarter of 1998.

Prices of oil and natural gas, however, continued to decline during the second quarter of 1998, and due to prevailing market conditions as of June 30, 1998, the average prices utilized by the Company in determining the net carrying value of its oil and natural gas properties, including the Shell Properties, were $2.25 per Mcf and $12.65 per Bbl. Such decline resulted in the Company recognizing a $108.8 million non-cash write-down of its oil and natural gas properties under the full cost method of accounting during the second quarter, including $41 million ($31 million tax benefit) relating to the Shell Properties, reflecting the impairment on the Company's oil and gas properties (including the Shell Properties) utilizing prices in effect on June 30, 1998. Consistent with Accounting Series Release No. 258, the Company has requested a waiver from the Securities and Exchange Commission for a portion of the full-cost ceiling write-down for a portion of the charge taken relating to the acquired

Shell Properties, and the Company's results of operations reported in this Form 10-Q assume such waiver will be granted. In the event such waiver is not granted, the Company will be required to restate its financial statements for the second quarter ended June 30, 1998 and recognize an additional impairment charge of approximately $47 million ($35 million after taxes) during the second quarter of 1998.

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

4.       LONG-TERM DEBT

In May 1998, the Company amended and restated its existing credit facility (the "Credit Facility") to provide for maximum borrowings, subject to borrowing base limitations, of up to $250 million. The Credit Facility currently provides for a borrowing base of $200 million and a maximum borrowing base of $250 million. The borrowing base is scheduled to be redetermined no later than April 15, 1999; however, the lenders under the Credit Facility have the right to redetermine the borrowing base at any time once during each calendar year and the Company has the right to redetermine the borrowing base at any time. Borrowings under the Credit Facility are secured by pledges of the outstanding capital stock of the Company's material subsidiaries and a mortgage of the Company's offshore oil and gas properties. The Credit Facility contains various restrictive covenants, including, among other things, maintenance of certain financial ratios and restrictions on cash dividends on the Common Stock. Borrowings under the Credit Facility mature on May 22, 2003. Under the Credit Facility, the Company may secure either an alternative base rate loan, which bears interest at a rate per annum equal to (i) the greater of the administrative agent's prime rate, a CD-based rate or federal funds based rate, or (ii) a Eurodollar based rate loan that bears interest, generally, at a rate per annum equal to the London interbank offered rate (determined by reference to an automated quotation system) plus 1.0% to 1.5%, depending on the Company's ratio of the aggregate outstanding loans and letters of credit to the borrowing base. The Credit Facility also provides for commitment fees ranging from .3% to .375% per annum.

5.       PREFERRED STOCK

The Company has issued 3,982,906 shares of Preferred Stock as part of the consideration in the Shell Transactions (see Note 2). The following is a summary of the material terms and conditions of the Preferred Stock.

DESIGNATION AND RANK. The Preferred Stock has an aggregate stated value of $135 million and ranks prior to the Common Stock as to distribution of assets and payment of dividends.

DIVIDENDS. Holders of the Preferred Stock are entitled to receive, when and as declared by the Board of Directors, a cash dividend at the rate of 4% per annum on the stated value per share; provided, however, dividends shall cease to accrue on an incremental one-third of the shares of Preferred Stock on June 30, 2001; June 30, 2002; and June 30, 2003, so that no dividends will accrue on any shares of Preferred Stock after June 30, 2003. Until paid in full, any dividend arrearages also shall accrue dividends at the rate of 4% per annum. No dividends may be declared or paid on the Common Stock until full cumulative dividends on the Preferred Stock have been contemporaneously declared and paid or a sum sufficient for such payment is set apart for payment to holders of the Preferred Stock.

VOTING. Each share of Preferred Stock is entitled to one vote per share on all matters submitted to the shareholders of the Company for their approval. In addition, the affirmative vote or consent of the holders of a majority of the shares of Preferred Stock is required in order for the Company to effect any of the following: (i) the authorization, creation or issuance, or any increase in the authorized or issued amount, of any class of senior stock or parity stock or
(ii) the amendment, restatement, modification, alteration or repeal of any of the provisions of the Certificate of Designation for Preferred Stock.

ELECTION OF DIRECTORS. Until the earlier of (i) the termination of the Stock Rights and Restrictions Agreement and (ii) SLOPI and its affiliates beneficially own less than 21% of the outstanding Common Stock, the holders of the Preferred Stock shall be entitled to elect a number of directors, such that after giving effect to election of such persons, the number of directors elected by the holders of Preferred Stock shall equal the product (rounded downward in the event of a fractional number, but in no event less than one) of (x) the total number of directors constituting the entire Board of Directors multiplied by (y) 20%. So long as there is a director elected by the holders of Preferred Stock on the Company's Board of Directors, as least one director elected by the holders of Preferred Stock is required to be a member of the Company's audit committee.

CONVERSION. The Preferred Stock may be converted into Common Stock at any time by the holder thereof. In addition, on or after June 30, 2001, the Preferred Stock will automatically convert into Common Stock if the mean per share market value of the Common Stock exceeds 150% of the conversion price for 75 consecutive trading days; provided that SLOPI has the right to withhold conversion on one share of Preferred Stock. The number of shares of Common Stock into which the Preferred Stock is convertible is 12,837,428. The conversion price is $10.516125 per share of Common Stock.

6.       NET INCOME PER SHARE

The following tables set forth the computation of basic and diluted net income
(loss) per share:

                                                      THREE MONTHS ENDED JUNE 30,
                                                          1998            1997
                                                      --------------    -------
                                                    (in thousands, except per share)
Numerator:
     Net income (loss) .............................   ($     100,400)   $ 2,016
Denominator:
     Denominator for basic net income (loss) per
         share - weighted-average shares outstanding           33,801     33,365
Effect of potentially dilutive common shares:
     Employee and director stock options ...........   N/A                   680
     Warrants ......................................   N/A                 1,385
                                                       --------------    -------
     Denominator for diluted net income (loss) per
         share - weighted average shares outstanding
         and assumed conversions ...................           33,801     35,430
                                                       ==============    =======
Basic net income (loss) per share ..................   ($        2.97)   $  0.06
                                                       ==============    =======
Diluted net income (loss) per share ................   ($        2.97)   $  0.06
                                                       ==============    =======
                                                       SIX MONTHS ENDED JUNE 30,
                                                          1998            1997
                                                      --------------    -------
                                                    (in thousands, except per share)
Numerator:
     Net income (loss) .............................   ($     141,326)   $ 7,660
Denominator:
     Denominator for basic net income (loss) per
         share - weighted-average shares outstanding           33,627     33,365
Effect of potentially dilutive common shares:
     Employee and director stock options ...........   N/A                   682
     Warrants ......................................   N/A                 1,385
                                                       --------------    -------
     Denominator for diluted net income (loss) per
         share - weighted average shares outstanding
         and assumed conversions ...................           33,627     35,432
                                                       ==============    =======
Basic net income (loss) per share ..................   ($        4.20)   $  0.23
                                                       ==============    =======
Diluted net income (loss) per share ................   ($        4.20)   $  0.22
                                                       ==============    =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following is a discussion of the Company's financial operations for the six months ended June 30, 1998 and 1997. The notes to the Company's consolidated financial statements included in this report, as well as the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (and the notes attached thereto), should be read in conjunction with this discussion.

GENERAL

SHELL TRANSACTIONS. On June 30, 1998, the Company acquired (the "LOPI Transaction") Louisiana Onshore Properties Inc. ("LOPI"), an indirect subsidiary of Shell Oil Company ("Shell"), pursuant to a merger of a wholly-owned subsidiary of the Company with LOPI. The consideration paid in the LOPI Transaction consisted of 12,082,030 shares of the Company's common stock, $.01 par value ("Common Stock"), and a new issue of convertible preferred stock of the Company (the "Preferred Stock") that is convertible into 12,837,428 shares of Common Stock, which together provided Shell Louisiana Onshore Properties Inc., an indirect subsidiary of Shell and parent of LOPI ("SLOPI"), with beneficial ownership of 39.9% of the outstanding shares of Common Stock as of the closing of the LOPI Transaction, assuming exercise of all outstanding options and warrants and the conversion of the Preferred Stock. In a transaction separate from the LOPI Transaction, the Company also acquired on June 30, 1998 from Shell Western E&P Inc., an indirect subsidiary of Shell ("SWEPI"), various oil and gas property interests located onshore in south Louisiana for a total cash consideration of $42.5 million, subject to adjustment for production, expenses and other items since October 1, 1997 (the "SWEPI Acquisition").

The LOPI Transaction and the SWEPI Acquisition (together, the "Shell Transactions") were effected to increase the Company's reserves, lease acreage positions and exploration prospects in Louisiana and are expected to substantially increase the Company's production and cash flow. The property interests held by LOPI and the property interests acquired from SWEPI (collectively, the "Shell Properties") represented substantially all of Shell's and its direct and indirect subsidiaries' onshore oil and gas property interests in south Louisiana, excluding offshore interests and certain interests in Louisiana state waters and the onshore areas adjacent to such waters owned by Shell Offshore Inc., a subsidiary of Shell, and its direct and indirect subsidiaries. The Shell Properties include interests in approximately 210,000 gross (98,000 net) acres either held by production or under lease or option for exploration, access to approximately 1,400 square miles of 3-D seismic data covering onshore south Louisiana either currently held or now being acquired by Shell and its direct and indirect subsidiaries, and access to substantially all of Shell's and its direct and indirect subsidiaries' existing geological data and field studies, and geophysical 2-D seismic grid covering onshore south Louisiana. On a pro forma basis, the Shell Properties would have represented more than 40% of the Company's proved reserves as of December 31, 1997, and would have represented more than 60% of both the Company's total production on a natural gas equivalent basis and operating cash flow for 1997.

The Shell Transactions were accounted for utilizing the purchase method of accounting for financial accounting purposes. Therefore, excluding the write-down disclosed in Note 3, no operations relating to the Shell Properties are included in the Company's results of operations for the three months or six months ended June 30, 1998. Operations relating to the Shell Properties will be included in the Company's results of operations beginning during the third quarter of 1998.

CAIRN MERGER. On November 5, 1997, the Company consummated a merger (the "Cairn Merger") with Cairn Energy USA, Inc. ("Cairn"). In connection with the Cairn Merger, the Company issued approximately 19.0 million shares of Common Stock. The Cairn Merger more than doubled the Company's then-existing proved reserves and substantially increased the production and cash flow of the Company. The Cairn Merger was accounted for as a pooling of interests and the Company's historical financial statements and operating results and the discussion of such results in this Management's Discussion and Analysis of Financial Condition and Results of Operations have been restated to reflect the combined operations of the Company and Cairn for the periods presented. The Company recorded a one-time charge in the fourth quarter of 1997 of approximately $10 million for costs associated with the Cairn Merger.

INDUSTRY CONDITIONS. The Company's revenues, profitability and future rate of growth are substantially dependent upon prevailing prices for natural gas and, to a lesser extent, oil. Oil and natural gas prices have been extremely volatile in recent years and are affected by many factors outside the control of the Company. In this regard, worldwide oil and natural gas prices average have decreased substantially from levels existing during 1997. As a result of these declines, the price received by the Company during the six months ended June 30, 1998 was $2.29 per Mcfe compared to $2.86 per Mcfe during the six months ended June 30, 1997, which has negatively impacted the Company's revenues and cash flow during 1998. These industry conditions, and any continuation thereof, will have several important consequences to the Company, including decreasing the level of cash flow received from the Company's producing properties and delaying the timing of certain prospects which could adversely effect the Company's revenues, profitability and ability to maintain or increase its exploration and development program.

CEILING WRITEDOWN. The Company follows the full cost method of accounting for its investments in oil and natural gas properties, which requires that the net carrying value of oil and natural gas properties is limited to the sum of the present value (10% discount rate) of the estimated future net cash flows from proved reserves, based on the current prices and costs, plus the lower of cost or estimated value of unproved properties. Due to prevailing market conditions as of March 31, 1998, the average prices utilized by the Company in determining the net carrying value of its oil and natural gas properties were $2.44 per Mcf and $14.38 per Bbl, compared to $2.53 per Mcf and $17.31 per Bbl utilized to calculate such value at December 31, 1997. As a result of this significant decline in oil and natural gas prices, the Company recognized a $40.3 million non-cash write-down of its oil and natural gas properties under the full cost method of accounting during the first quarter of 1998.

Prices of oil and natural gas, however, continued to decline during the second quarter of 1998, and due to prevailing market conditions as of June 30, 1998, the average prices utilized by the Company in determining the net carrying value of its oil and natural gas properties, including the Shell Properties, were $2.25 per Mcf and $12.65 per Bbl. Such decline resulted in the Company recognizing a $108.8 million non-cash write-down of its oil and natural gas properties under the full cost method of accounting during the second quarter, including $41 million ($31 million tax benefit) relating to the Shell Properties, reflecting the impairment on the Company's oil and gas properties (including the Shell Properties) utilizing prices in effect on June 30, 1998. Consistent with Accounting Series Release No. 258, the Company has requested a temporary waiver from the Securities and Exchange Commission for a portion of the full-cost ceiling write-down for the charge taken relating to the acquired Shell Properties, and the Company's results of operations reported in this Form 10-Q assume such waiver will be granted. In the event such waiver is not granted, the Company will be required to restate its financial statements for the second quarter ended June 30, 1998 and recognize an additional impairment charge of approximately $47 million ($35 million after taxes) during the second quarter of 1998.

Since the net carrying value of the Company's oil and natural gas properties has been reduced due to the full cost ceiling limitation such that the present value of the Company's proved oil and gas reserves does not exceed the Company's net oil and natural gas properties recorded on its balance sheet, there is an increased risk of future property write-downs due to factors that negatively affect the present value of proved oil and gas reserves, including volatile oil and natural gas prices, downward revisions in estimated proved oil and natural gas quantities and unsuccessful exploratory operations.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

OPERATING REVENUES. Second quarter 1998 oil and natural gas revenues decreased $1.6 million as compared to second quarter 1997 revenues primarily due to a decrease in average prices. Oil and natural gas production on an equivalent basis was essentially the same as production from new wells was offset by normal production declines in older wells and delays in repairs on production platforms and pipelines that reduced production from certain of the Company's offshore wells. Oil prices in the second quarter of 1998 decreased by 33% compared to prices for the second quarter of 1997. These effects were partially offset by a 5% increase in average natural gas prices in the second quarter of 1998 compared to the second quarter of 1997.

The following table summarizes production volumes, average sales prices and gross revenues for the three months ended June 30, 1998 and 1997.

                                                                           1998
                                      THREE MONTHS ENDED        1998     PERCENTAGE
                                            JUNE 30,          INCREASE    INCREASE
                                       1998         1997     (DECREASE)  (DECREASE)
                                      -------     -------     -------      ---
Production Volumes:
     Oil (Mbbl) .................         244         231          13        6%
     Natural gas (Mmcf) .........       3,573       3,890        (317)      (8%)
     MMCFE ......................       5,037       5,276        (239)      (5%)

Average Sales Prices:
     Oil (Bbl) ..................     $ 12.72     $ 19.12     ($ 6.40)     (33%)
     Natural gas (Mcf) ..........     $  2.34     $  2.22     $  0.12        5%
     MMCFE ......................     $  2.28     $  2.47     ($ 0.19)      (8%)

Gross Revenues (000's):
     Oil ........................     $ 3,104     $ 4,417     ($1,313)     (30%)
     Natural gas ................       8,370       8,641        (271)      (3%)
     Pipeline ...................          34          49         (15)     (29%)
                                                  -------     -------      ---
         Total ..................     $11,508     $13,107     ($1,599)     (12%)
                                                  =======     =======      ===

OPERATING EXPENSES. Oil and natural gas operating expenses increased $.4 million to $1.8 million for the three months ended June 30, 1998, compared to $1.4 million for the three months ended June 30, 1997. The increase was primarily due to added operating expenses related to the additional wells brought on production during the last twelve months, including somewhat higher costs associated with offshore wells recently brought on production. Overall operating expense remained relatively low at $0.36 per MCFE.

SEVERANCE AND AD VALOREM TAXES. Severance and ad valorem taxes decreased $.1 million for the second quarter of 1998 as compared to the same period in 1997. This decrease was primarily the result of the lower oil and natural gas prices.

INTEREST AND OTHER INCOME. Interest and other income during the second quarter of 1998 increased $.1 million from the comparable period in 1997. This increase was primarily due to interest income from notes receivable which were not in place during 1997.

DEPLETION AND DEPRECIATION. Depletion and depreciation expense decreased during the second quarter of 1998 to $6.3 million from $6.9 million for the same period of 1997. This decrease was primarily a result of decreased production volumes during the second quarter of 1998 compared to the second quarter of 1997.

GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense of $2.1 million reflects an increase of $.6 million for the second quarter of 1998 as compared to the second quarter of 1997. This increase is due primarily to an increase in employees and salary increases for existing employees.

INTEREST EXPENSE. Interest expense increased to $2.7 million for the second quarter of 1998 compared to $1.0 million during the same period in 1997. This increase was primarily due to increased borrowings under the Company's credit facility to finance the Company's ongoing exploration and development activities. The Company expects interest expense to increase due to additional borrowings utilized to pay the purchase price in the SWEPI Acquisition and related capital expenditures.

IMPAIRMENT OF LONG-LIVED ASSETS. As previously described, the Company recognized a $108.8 million non-cash write-down of its oil and natural gas properties under the full cost method of accounting during the second quarter of 1998.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

OPERATING REVENUES. Oil and natural gas revenues during the six months ended June 30, 1998, decreased $6.3 million as compared to revenues during the six months ended June 30, 1997, due to a 20% decrease in average prices. Oil and natural gas production on an equivalent basis remained flat compared to the comparable prior period as production increases from wells brought on line were offset by normal production declines from older wells and pipeline interruptions that took wells off production. Natural gas prices were lower by 12% during the same time period due to, among other things, lower demand and higher storage levels to satisfy supply needs. Oil prices during the six months ended June 30, 1998, decreased by 37% compared to prices for the first six months of 1997.

The following table summarizes production volumes, average sales prices and gross revenues for the six months ended June 30, 1998 and 1997.

                                                                            1998
                                       SIX MONTHS ENDED         1998      PERCENTAGE
                                           JUNE 30,           INCREASE     INCREASE
                                        1998        1997     (DECREASE)   (DECREASE)
                                      -------     -------     -------      ---
Production Volumes:
     Oil (Mbbl) .................         454         454        --        --
     Natural gas (Mmcf) .........       7,431       7,559        (128)      (2%)
     MMCFE ......................      10,155      10,283        (128)      (1%)

Average Sales Prices:
     Oil (Bbl) ..................     $ 13.15     $ 20.75     ($ 7.60)     (37%)
     Natural gas (Mcf) ..........     $  2.32     $  2.65     ($ 0.33)     (12%)
     MMCFE ......................     $  2.29     $  2.86     ($ 0.57)     (20%)

Gross Revenues (000's):
     Oil ........................     $ 5,971     $ 9,421     ($3,450)     (37%)
     Natural gas ................      17,220      20,001      (2,781)     (14%)
     Pipeline ...................          83         106         (23)     (21%)
                                      -------     -------     -------      ---
         Total ..................     $23,274     $29,528     ($6,254)     (21%)
                                      =======     =======     =======      ===

OPERATING EXPENSES. Oil and natural gas operating expenses increased $.8 million to $3.3 million for the six months ended June 30, 1998, compared to $2.5 million for the six months ended June 30, 1997. The increase was primarily due to added operating expenses related to the additional wells brought on production during the last twelve months, including somewhat higher costs associated with certain offshore wells recently brought on production. Overall operating expense remained relatively low at $0.33 per MCFE.

SEVERANCE AND AD VALOREM TAXES. Severance and ad valorem taxes decreased $.3 million for the first six months of 1998 as compared to the same period in 1997. This decrease was primarily the result of the lower oil and natural gas revenues.

INTEREST AND OTHER INCOME. Interest and other income during the first six months of 1998 decreased $6,000 from the comparable period in 1997. This decrease was the result of lower average cash balances resulting primarily from capital expenditures made during 1997 and 1998 which was partially offset by interest income from notes receivable.

DEPLETION AND DEPRECIATION. Depletion and depreciation expense decreased during the first six months of 1998 to $12.5 million from $13.1 million for the same period of 1997. This decrease was primarily a result of write-downs of oil and natural gas properties in prior periods.

GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense increased $.5 million to $4.1 million for the first six months of 1998 as compared to the first six months of 1997. This increase is due primarily to additional personnel and salary increases for existing personnel.

INTEREST EXPENSE. Interest expense increased to $5.0 million for the first six months of 1998 compared to $1.9 million during the same period in 1997. This increase was primarily due to increased borrowings under the Company's credit facility to finance the Company's ongoing exploration and development activities. The Company expects interest expense to increase due to additional borrowings utilized to pay the purchase price in the SWEPI Acquisition and related capital expenditures.

IMPAIRMENT OF LONG-LIVED ASSETS. As previously described, the Company recognized a $149.1 million non-cash write-down of its oil and natural gas properties under the full cost method of accounting during the first six months of 1998.

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL. During the second quarter of 1998, the Company's liquidity needs were met from cash from operations and borrowings under the Company's credit facility. As of June 30, 1998, the Company had a cash balance of $5.9 million and negative working capital of $27.0 million. The decrease in both the cash balance and working capital from levels existing at March 31, 1998, reflects capital expenditures related to the Company's increasing exploration and development activities and reduced operating cash flows resulting from lower oil and natural gas prices and lower production levels.

AMENDED CREDIT FACILITY. In May 1998, the Company amended and restated its existing credit facility (the "Credit Facility") to provide for maximum borrowings, subject to borrowing base limitations, of up to $250 million. The Credit Facility currently provides for a borrowing base of $200 million and a maximum borrowing base of $250 million. The borrowing base is scheduled to be redetermined on March 1, 1999; however, the lenders under the Credit Facility have the right to redetermine the borrowing base at any time once during each calendar year and the Company has the right to redetermine the borrowing base at any time. Borrowings under the Credit Facility are secured by pledges of the outstanding capital stock of the Company's material subsidiaries and a mortgage of the Company's offshore oil and gas properties. The Credit Facility contains various restrictive covenants, including, among other things, maintenance of certain financial ratios and restrictions on cash dividends on the Common Stock. Borrowings under the Credit Facility mature on May 22, 2003. Under the Credit Facility, the Company may secure either an alternative base rate loan, which bears interest at a rate per annum equal to (i) the greater of the administrative agent's prime rate, a CD-based rate or federal funds based rate, or (ii) a Eurodollar based rate loan that bears interest, generally, at a rate per annum equal to the London interbank offered rate (determined by reference to an automated quotation system) plus 1.0% to 1.5%, depending on the Company's ratio of the aggregate outstanding loans and letters of credit to the borrowing base. The Credit Facility also provides for commitment fees ranging from .3% to
 .375% per annum. At August 12, 1998, the Company had outstanding borrowings of $194 million under the Credit Facility.

CAPITAL EXPENDITURES. Capital expenditures during the three months ended June 30, 1998 consisted of $65.7 million for property and equipment additions related to exploration and development of various prospects, (including leases), seismic data acquisitions, and drilling and completion costs. The Company currently expects capital expenditures for the remainder of 1998 to be approximately $60 million. The Company anticipates that such capital expenditures will be funded from cash flows from its producing properties (including the Shell Properties), borrowings under the Credit Facility and additional third-party financings. Although the Company currently does not have any written understandings with any third parties regarding additional financing, the Company currently is negotiating with several third parties regarding potential financings arrangements, which will enable the Company to fully fund its exploration and development program for the remainder of 1998. No assurance can be given that any third party financing will be available upon terms reasonably acceptable to the Company, and in the event the Company is unable to obtain such financing, it anticipates that it will have to reduce the level of planned capital expenditures for the remainder of 1998. Availability of capital to fund the Company's 1999 exploration and development program will depend upon the success of the Company's drilling program, the nature and extent of capital expenditures required for development of discoveries and the availability of additional financing, if necessary. In that regard, the Company anticipates that it may seek to obtain additional capital through the issuance of debt, equity or convertible securities to fund its 1999 exploration and development program, and in the event such financings are not available on terms reasonably satisfactory to the Company, capital expenditures in 1999 will be limited to funding entirely from cash flow from operations.

DIVIDENDS. It is the policy of the Company to retain its existing cash for reinvestment in the businesses of the Company, and therefore, the Company does not anticipate that it will pay dividends with respect to the Common Stock in the foreseeable future. The Preferred Stock issued upon closing of the LOPI Transaction accrues an annual cash dividend of 4% of its stated value with the dividend ceasing to accrue incrementally on one-third of the shares of Preferred Stock on June 30, 2001, 2002 and 2003 so that no dividends will accrue on any shares of Preferred Stock after June 30, 2003.

STOCK RIGHTS AND RESTRICTIONS AGREEMENT. In light of the large ownership position issued to SLOPI in the LOPI Transaction and in recognition of both the Company's and SLOPI's desire that the Company function as an independent oil and gas company, SLOPI and the Company entered into a Stock Rights and Restrictions Agreement (which is filed as an exhibit to this Form 10-Q) that define and limit SLOPI's and the Company's respective rights and obligations. These agreements will limit SLOPI's and its affiliates' control of the Company while protecting their interests in the context of certain extraordinary transactions by (i) allowing SLOPI to maintain representation on the Company's Board of Directors,
(ii) restricting SLOPI's and its affiliates' ability to effect certain business combinations with the Company or to propose certain business combinations with the Company, (iii) restricting the ability of SLOPI and its affiliates to sell certain portions of their shares of Common Stock and Preferred Stock, subject to certain exceptions designed to permit them to sell such shares over time and to sell such shares in the event of certain business combinations involving the Company, (iv) limiting SLOPI's and its affiliates' discretionary voting rights to 23% of the total voting shares, except with respect to certain extraordinary events and in situations in which the price of the Common Stock for a period of time has been less than $5.50 per share or the Company is in material breach of its obligations under the agreements governing the LOPI Transaction, (v) permitting SLOPI and its affiliates to purchase additional securities of the Company (or pay cash in lieu thereof at the option of the Company) in order to maintain a 21% beneficial ownership interest of the Common Stock if the Company proposes to issue additional shares of Common Stock or securities convertible into Common Stock, (vi) extending certain statutory and corporate restrictions on business combinations applicable to SLOPI and its affiliates and (vii) obligating the Company to issue a currently indeterminable number of additional shares of Common Stock in the future by the Company in satisfaction of a make-whole provision contained in the Stock Rights and Restrictions Agreement in the event SLOPI receives less than approximately $10.52 per share on the sale of any Common Stock that is issuable upon conversion of the Preferred Stock.

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

                           PART II - OTHER INFORMATION


ITEM 1.       LEGAL PROCEEDINGS

The Company has filed an appeal relating to the decision of the federal district court in the Amoco litigation that was previously described in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and its Quarterly Report on Form 10-Q for the three months ended March 31, 1998.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the Special Meeting of Shareholders of the Company held on June 30, 1998, the Company's shareholders voted in favor of the LOPI Transaction and the related Required Future Share Issuances (as defined in the Proxy Statement dated June 10, 1998, relating to such meeting). In addition, at the reconvened special meeting (held on July 20, 1998), the Company's shareholders voted in favor of an amendment to the Company's restated articles of incorporation that increased the number of authorized shares of Common Stock from 100,000,000 to 200,000,000. The number of shares voted for and against and the number of abstentions for and broker non-votes with respect to such matters were as follows:

                                                               Withheld/                                     BROKER
            NOMINEES                       FOR                  AGAINST                 ABSTAIN             NON-VOTES
LOPI Transaction                       21,873,653              299,618                20,182                  -----

Articles Amendment                     22,765,409            1,095,592                42,958                     50

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits.

         2.1 Purchase and Sale Agreement dated effective October 1, 1997, by and between The Meridian Resource Corporation and Shell Western E&P Inc. (incorporated by reference from the Company's Current Report on Form 8-K dated June 30, 1998).

         3.1 Certificate of Designation for Preferred Stock dated June 30, 1998. (incorporated by reference from the Company's Current Report on Form 8-K dated June 30, 1998).

         4.1 Stock Rights and Restrictions Agreement dated as of June 30, 1998, by and between The Meridian Resource Corporation and Shell Louisiana Onshore Properties Inc. (incorporated by reference from the Company's Current Report on Form 8-K dated June 30, 1998).

         4.2 Registration Rights Agreement dated June 30, 1998, by and between The Meridian Resource Corporation and Shell Louisiana Onshore Properties Inc. (incorporated by reference from the Company's Current Report on Form 8-K dated June 30, 1998).

         27.1 Financial Data Schedule.

(b)      Reports on Form 8-K.

         The Company filed the following Current Reports on Form 8-K relating to activities during the second quarter of 1998:

         On April 8, 1998, the Company filed a Current Report on Form 8-K, reporting its first quarter drilling results and other financial data.

         On April 23, 1998, the Company filed a Current Report on Form 8-K, reporting its successful bid on certain leasehold properties.

         On July 10, 1998, the Company filed a Current Report on Form 8-K dated June 30, 1998, reporting the Shell Transactions and filing proforma financial statements of the Company and historical financial statements for the Shell Properties.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                                                   (Registrant)


Date:    August 14, 1998                             By:  P. RICHARD GESSINGER
                                                          P. Richard Gessinger
                                                          Executive Vice President and
                                                          Chief Financial Officer


                                                     By:  LLOYD V. DELANO
                                                          Lloyd V. DeLano
                                                          Vice President
                                                          Chief Accounting Officer

                                      23