Form 10-Q/A
period 1998-06-30
MERIDIAN RESOURCE CORP
filed 1998-11-16
CIK 869369

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                         AMENDMENT NO. 1 TO FORM 10-Q ON
                                   FORM 10-Q/A

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended:  JUNE 30, 1998

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

                        Yes [X]    No [ ]

Number of shares of common stock outstanding at August 13, 1998     45,819,223

                                  INTRODUCTION

The purpose of this Amendment No. 1 to the Company's quarterly report on Form 10-Q for the six months ended June 30, 1998, is to restate the Company's financial statements to reflect an additional impairment charge of $47 million ($35 million after taxes) relating to the Shell Properties. As disclosed in the Company's original filing of this Form 10-Q, the Company requested a waiver pursuant to Accounting Series Release No. 258, from the Securities and Exchange Commission for a portion of the full cost ceiling charge taken attributable to the acquired Shell Properties, and the financial statements included in the original Form 10-Q reported results assuming such waiver was granted.

The additional $47 million ($35 million after taxes) non-cash charge and restatement is required because the Company's request for a waiver was not granted. The Company also has restated its Management's Discussion and Analysis of Financial Condition and Results of Operations to reflect these changes.

                        THE MERIDIAN RESOURCE CORPORATION
                          QUARTERLY REPORT ON FORM 10-Q


                                      INDEX
                                                                            PAGE
                                                                          NUMBER


PART I  -  FINANCIAL INFORMATION

   Item 1.  Financial Statements

            Consolidated Statements of Operations
               (unaudited) for the Three Months
               and Six Months Ended June 30, 1998
               (restated) and 1997 ...................................   4

            Consolidated Balance Sheets (unaudited)
               as of June 30, 1998 (restated)
               and December 31, 1997 .................................   5

            Consolidated Statements of Cash Flows
               (unaudited) for the Six Months
               Ended June 30, 1998 (restated) and 1997 ...............   7

            Notes to Consolidated Financial Statements (unaudited)....   8

   Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations ...................  13


PART II  -  OTHER INFORMATION

   Item 1.  Legal Proceedings ........................................  22

   Item 4.  Submission of Matters to a Vote of Security Holders ......  22

   Item 6.  Exhibits and Reports on Form 8-K .........................  22


SIGNATURE ............................................................  24

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                          THREE MONTHS               SIX MONTHS
                                          ENDED JUNE 30            ENDED JUNE 30,
                                    ----------------------   ------------------------
                                    (RESTATED)               (RESTATED)
                                       1998          1997       1998         1997
                                    ----------   ----------  ----------   ----------
                                    (in thousands, except for per share information)
REVENUES:
  Oil and natural gas ...........   $  11,508    $  13,107   $  23,274    $  29,528
  Interest and other ............         132          371         234          365
                                    ---------    ---------   ---------    ---------
                                       11,742       13,239      23,639       29,899
                                    ---------    ---------   ---------    ---------
COSTS AND EXPENSES:
  Oil and natural gas operating .       1,808        1,359       3,326        2,492
  Severance and ad valorem taxes          375          471         835        1,133
  Depletion and depreciation ....       6,280        6,864      12,539       13,095
  General and administrative ....       2,139        1,522       4,116        3,636
  Interest ......................       2,692        1,007       5,023        1,883
  Impairment of long-lived assets     155,848            0     196,126            0
                                    ---------    ---------   ---------    ---------
                                      169,142       11,223     221,965       22,239
                                    ---------    ---------   ---------    ---------

NET INCOME (LOSS) BEFORE
  INCOME TAXES ..................    (157,400)       2,016    (198,326)       7,660

INCOME TAX BENEFIT ..............     (22,000)        --       (22,000)        --
                                    ---------    ---------   ---------    ---------

NET INCOME (LOSS) ...............   ($135,400)   $   2,016   ($176,326)   $   7,660
                                    ---------    ---------   ---------    ---------

NET INCOME (LOSS) PER SHARE:
  Basic .........................   ($   4.01)   $    0.06   ($   5.24)   $    0.23
                                    =========    =========   =========    =========
  Diluted .......................   ($   4.01)   $    0.06   ($   5.24)   $    0.22
                                    =========    =========   =========    =========
WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES:
  Outstanding ...................      33,801       33,365      33,627       33,365
                                    =========    =========   =========    =========
  Assuming dilution .............      33,801       35,430      33,627       35,432
                                    =========    =========   =========    =========

                 See notes to consolidated financial statements.

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                     JUNE 30,     DECEMBER 31,
                                                       1998           1997
                                                    ----------    ------------
                                                    (Restated)
                                                    (unaudited)
                                                         (in thousands)
                    ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ....................... $   5,897     $   8,083
  Accounts receivable .............................    15,801        10,920
  Due from affiliates .............................     4,235         3,038
  Prepaid expenses and other ......................     1,304         1,130
                                                    ---------     ---------
         Total current assets .....................    27,237        23,171
                                                    ---------     ---------

PROPERTY AND EQUIPMENT:
  Oil and natural gas properties, full cost
    method (including $103,647,000 [1998] and
    $51,883,000 [1997] not subject to depletion) ..   769,364       409,310
  Land ............................................       478           478
  Equipment .......................................     5,830         4,618
                                                    ---------     ---------
                                                      775,672       414,406
  Less accumulated depletion and depreciation .....  (354,384)     (145,719)
                                                    ---------     ---------
                                                      421,288       268,687
OTHER ASSETS ......................................     2,111           700
                                                    ---------     ---------
                                                    $ 450,636     $ 292,558
                                                    =========     =========


                See notes to consolidated financial statements.

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (continued)


                                                   JUNE 30,    DECEMBER 31,
                                                     1998         1997
                                                  -----------  -----------
                                                  (Restated)
                                                  (unaudited)
                                                      (in thousands)
      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable ...........................   $  33,468    $   7,735
   Revenues and royalties payable .............       5,101        5,991
   Accrued liabilities ........................      15,571       20,330
   Current maturities of long-term debt .......         115          110
                                                  ---------    ---------
      Total current liabilities ...............      54,255       34,166
                                                  ---------    ---------

LONG-TERM DEBT ................................     181,918      107,085
                                                  ---------    ---------
DEFERRED TAX LIABILITY ........................       6,052         --
                                                  ---------    ---------
LITIGATION LIABILITIES ........................       6,205        6,205
                                                  ---------    ---------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $1.00 par value (25,000,000
   shares
      authorized, issued Series A convertible
      3,982,906 [1998] and none [1997]
      shares at stated value) .................   $ 135,000         --
   Common stock, $0.01 par value (200,000,000
   shares
      authorized, 45,803,417 [1998] and
      33,481,261 [1997] issued) ...............         461          336
   Additional paid-in capital .................     269,808      172,023
   Accumulated deficit ........................    (202,432)     (26,106)
   Unamortized deferred compensation ..........        (330)        (309)
                                                  ---------    ---------
                                                    202,507      145,944
Treasury stock, at cost (16,703 [1998] and
   46,792 [1997] shares) ......................        (301)        (842)
                                                  ---------    ---------
Total stockholders' equity ....................     202,206      145,102
                                                  ---------    ---------
                                                  $ 450,636    $ 292,558
                                                  =========    =========

                See notes to consolidated financial statements

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                      SIX MONTHS ENDED JUNE 30,
                                                     ---------------------------
                                                        1998          1997
                                                       ------        ------
                                                      (Restated)
                                                           (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) .................................   ($176,326)   $   7,660
Adjustments to reconcile net income (loss) to net
cash
   provided by operating activities:
   Depletion and depreciation .....................      12,539       13,095
   Amortization of other assets ...................          58          317
   Non-cash compensation ..........................         964          871
   Impairment of long-lived assets ................     196,126         --
   Deferred income taxes ..........................     (22,000)        --
Changes in assets and liabilities excluding effects
of
   acquisition of oil and gas properties:
   Accounts receivable ............................      (4,881)      (2,573)
   Due from affiliates ............................      (1,197)        (813)
   Accounts payable ...............................      25,733        5,555
   Revenues and royalties payable .................      (1,560)         280
   Accrued liabilities and other ..................      (5,596)        (456)
                                                      ---------    ---------
Net cash provided by operating activities .........      23,860       23,936
                                                      ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to oil and gas properties and other ..     (65,746)     (54,628)
   Acquisition of oil and gas properties ..........     (37,078)        --
   Sales of oil and gas properties ................       2,100         --
                                                      ---------    ---------
Net cash used in investing activities .............    (100,724)     (54,628)
                                                      ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt ...................      74,896       14,500
   Reductions in long-term debt ...................         (58)        --
   Exercise of stock options ......................       1,292         --
   Deferred loan costs ............................      (1,452)        (336)
                                                      ---------    ---------
Net cash provided by financing activities .........      74,678       14,164
                                                      ---------    ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS ...........      (2,186)     (16,528)
CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD .........................       8,083       23,705
                                                      ---------    ---------
CASH AND CASH EQUIVALENTS
   AT END OF PERIOD ...............................   $   5,897    $   7,177
                                                      =========    =========

                See notes to consolidated financial statements.

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (RESTATED)
                                   (unaudited)

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

The purchase price of $303.5 million in connection with the merger of LOPI and the acquisition of the SLOPI Properties, was allocated as follows ($ in thousands, except per share data):


Net cash paid ................................................   $ 37,078
Issuance of 3,982,906 shares of Preferred Stock (stated value)    135,000
Issuance of 12,082,030 shares of Common Stock valued at $7.96      96,173
per share
Assumption of certain liabilities ............................      3,441
Deferred income taxes related to the acquired properties .....     28,052
Acquisition costs ............................................      3,771
                                                                 --------
Total purchase price .........................................   $303,515
                                                                 ========

The following summarized unaudited proforma financial information assumes the transaction has occurred on January 1 of each year:


PROFORMA INFORMATION                          SIX MONTHS ENDED JUNE 30,
                                            ----------------------------
                                               1998               1997
                                              ------             ------
                                       (in thousands, except per share data)
Revenues ...............................     $ 55,316           $ 79,765
Net income (Loss) ......................    ($157,302)         ($  1,787)
Earnings (Loss) per share ..............    ($   3.44)         ($   0.04)

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

Prices of oil and natural gas, however, continued to decline during the second quarter of 1998, and due to prevailing market conditions as of June 30, 1998, the average prices utilized by the Company in determining the net carrying value of its oil and natural gas properties, including the Shell Properties, were $2.25 per Mcf and $12.65 per Bbl. Such decline resulted in the Company recognizing a $155.8 million non-cash write-down of its oil and natural gas properties under the full cost method of accounting during the second quarter, including $88 million relating to the Shell Properties, reflecting the impairment on the Company's oil and gas properties (including the Shell Properties) utilizing prices in effect on June 30, 1998. The amount of this $88 million write-down includes the affects of the restatement to reflect an additional $47 million ($35 million after taxes) relating to the Shell Properties. Consistent with Accounting Series Release No. 258, the Company requested a waiver from the Securities and Exchange Commission ("SEC") for a portion of the full- cost ceiling write-down relating to a portion of the charge taken attributable to the acquired Shell Properties. The Company initially reported results of operations in a Form 10-Q assuming such waiver would be granted. The additional $47 million ($35 million after taxes) non-cash charge and restatement is required because the Company's request for waiver was not granted. The staff of the SEC did not agree with management's expectation to realize the $47 million difference between the fair value and the present value-SEC method of the proved Shell Properties. The Company's economic parameters for oil and gas prices and its discount rate when compared to the present value-SEC method of such properties, using prices in effect at June 30, 1998 and discounted at 10%, did not satisfy their requirements for granting the requested waiver.

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

6.    NET INCOME PER SHARE

The following tables set forth the computation of basic and diluted net income
(loss) per share:


                                                    THREE MONTHS ENDED JUNE 30,
                                                   -----------------------------
                                                          1998         1997
                                                        -------      --------
                                                (in thousands, except per share)
Numerator:
   Net income (loss) .............................. ($    135,400)   $ 2,016
Denominator:
   Denominator for basic net income (loss) per
      share - weighted-average shares .............        33,801     33,365
      outstanding
Effect of potentially dilutive common shares:
   Employee and director stock options ............           N/A        680
   Warrants .......................................           N/A      1,385
                                                    -------------    -------
   Denominator for diluted net income (loss) per
      share - weighted average shares
      outstanding
      and assumed conversions .....................        33,801     35,430
                                                    =============    =======
Basic net income (loss) per share ................. ($       4.01)   $  0.06
                                                    =============    =======
Diluted net income (loss) per share ............... ($       4.01)   $  0.06
                                                    =============    =======


                                                     SIX MONTHS ENDED JUNE 30,
                                                    ---------------------------
                                                          1998         1997
                                                         ------       ------
                                                (in thousands, except per share)
Numerator:
   Net income (loss) .............................. ($    176,326)   $ 7,660
Denominator:
   Denominator for basic net income (loss) per
      share - weighted-average shares .............        33,627     33,365
      outstanding
Effect of potentially dilutive common shares:
   Employee and director stock options ............           N/A        682
   Warrants .......................................           N/A      1,385
                                                    -------------    -------
   Denominator for diluted net income (loss) per
      share - weighted average shares
      outstanding
      and assumed conversions .....................        33,627     35,432
                                                    =============    =======
Basic net income (loss) per share ................. ($       5.24)   $  0.23
                                                    =============    =======
Diluted net income (loss) per share ............... ($       5.24)   $  0.22
                                                    =============    =======

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

Prices of oil and natural gas, however, continued to decline during the second quarter of 1998, and due to prevailing market conditions as of June 30, 1998, the average prices utilized by the Company in determining the net carrying value of its oil and natural gas properties, including the Shell Properties, were $2.25 per Mcf and $12.65 per Bbl. Such decline resulted in the Company recognizing a $155.8 million non-cash write-down of its oil and natural gas properties under the full cost method of accounting during the second quarter, including $88 million relating to the Shell Properties, reflecting the impairment on the Company's oil and gas properties (including the Shell Properties) utilizing prices in effect on June 30, 1998. The amount of this write-down has been restated to reflect an additional $47 million ($35 million after taxes) relating to the Shell Properties. Consistent with Accounting Series Release No. 258, the Company requested a waiver from the Securities and Exchange Commission ("SEC") for a portion of the full-cost ceiling write-down relating to a portion of the charge taken attributable to the acquired Shell Properties. The Company initially reported results of operations in a Form 10-Q assuming such waiver would be granted. The additional $47 million ($35 million after taxes) non-cash charge and restatement is required because the Company's request for waiver was not granted. The staff of the SEC did not agree with management's expectation to realize the $47 million difference between the fair value and the present value-SEC method of the proved Shell Properties. The Company's economic parameters for oil and gas prices and its discount rate when compared to the present value-SEC method of such properties, using prices in effect at June 30, 1998 and discounted at 10%, did not satisfy their requirements for granting the requested waiver.

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

The following table summarizes production volumes, average sales prices and gross revenues for the three months ended June 30, 1998 and 1997.


                                                                        1998
                                   THREE MONTHS ENDED      1998      PERCENTAGE
                                        JUNE 30,         INCREASE     INCREASE
                                    1998        1997    (DECREASE)   (DECREASE)
                                  --------    -------  -----------   ----------
Production Volumes:
   Oil (Mbbl) .................       244        231         13           6%
   Natural gas (Mmcf) .........     3,573      3,890       (317)         (8%)
   MMCFE ......................     5,037      5,276       (239)         (5%)

Average Sales Prices:
   Oil (Bbl) ..................   $ 12.72    $ 19.12    ($ 6.40)        (33%)
   Natural gas (Mcf) ..........   $  2.34    $  2.22    $  0.12           5%
   MMCFE ......................   $  2.28    $  2.47    ($ 0.19)         (8%)

Gross Revenues (000's):
   Oil ........................   $ 3,104    $ 4,417    ($1,313)        (30%)
   Natural gas ................     8,370      8,641       (271)         (3%)
   Pipeline ...................        34         49        (15)        (29%)
                                  -------    -------    -------
      Total ...................   $11,508    $13,107    ($1,599)        (12%)
                                  =======    =======    =======

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

IMPAIRMENT OF LONG-LIVED ASSETS. As previously described, the Company recognized a restated $155.8 million non-cash write-down of its oil and natural gas properties under the full cost method of accounting during the second quarter of 1998.

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

The following table summarizes production volumes, average sales prices and gross revenues for the six months ended June 30, 1998 and 1997.


                                                                     1998
                                 SIX MONTHS ENDED      1998       PERCENTAGE
                                     JUNE 30,        INCREASE      INCREASE
                                  1998      1997    (DECREASE)    (DECREASE)
                               ---------  --------  ----------   ------------
Production Volumes:
    Oil (Mbbl) ..............      454        454       --          --
    Natural gas (Mmcf) ......    7,431      7,559       (128)         (2%)
    MMCFE ...................   10,155     10,283       (128)         (1%)

Average Sales Prices:
    Oil (Bbl) ...............  $ 13.15    $ 20.75    ($ 7.60)        (37%)
    Natural gas (Mcf) .......  $  2.32    $  2.65    ($ 0.33)        (12%)
    MMCFE ...................  $  2.29    $  2.86    ($ 0.57)        (20%)

Gross Revenues (000's):
    Oil .....................  $ 5,971    $ 9,421    ($3,450)        (37%)
    Natural gas .............   17,220     20,001     (2,781)        (14%)
    Pipeline ................       83        106        (23)        (21%)
                               -------    -------    -------
      Total .................  $23,274    $29,528    ($6,254)        (21%)
                               =======    =======    =======

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

IMPAIRMENT OF LONG-LIVED ASSETS. As previously described, the Company recognized a $196.1 million non-cash write-down of its oil and natural gas properties under the full cost method of accounting during the first six months of 1998.

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

                                           WITHHELD/                         BROKER
       NOMINEES                FOR          AGAINST          ABSTAIN       NON-VOTES
    -------------           ---------    ------------      ----------     -----------
LOPI Transaction           21,873,653       299,618          20,182          -----

Articles Amendment         22,765,409     1,095,592          42,958             50


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


               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                                  (Registrant)



Date: August 14, 1998               By: /s/ P. RICHARD GESSINGER
                                            P. Richard Gessinger
                                            Executive Vice President and
                                            Chief Financial Officer


                                    By: /s/ LLOYD V. DELANO
                                            Lloyd V. DeLano
                                            Vice President Chief Accounting
                                            Officer