Form 10-Q
period 1998-09-30
MERIDIAN RESOURCE CORP
filed 1998-11-17
CIK 869369

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended:  SEPTEMBER 30, 1998

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

Number of shares of common stock outstanding at November 13, 1998     45,819,513

                        THE MERIDIAN RESOURCE CORPORATION
                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX
                                                                         PAGE
                                                                         NUMBER
                                                                         ------
PART I  --  FINANCIAL INFORMATION

  Item 1. Financial Statements

          Consolidated Statements of Operations (unaudited) for the
             Three Months and Nine Months Ended September 30, 1998 and 1997..  3

          Consolidated Balance Sheets as of September 30, 1998 (unaudited)
             and December 31, 1997 ..........................................  4

          Consolidated Statements of Cash Flows (unaudited) for the
             Nine Months Ended September 30, 1998 and 1997 ..................  6

          Notes to Consolidated Financial Statements (unaudited) ............  7

  Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations ............................ 13

PART II - OTHER INFORMATION

  Item 4. Submission of Matters to a Vote of Security Holders ............... 24

  Item 6. Exhibits and Reports on Form 8-K .................................. 24


SIGNATURE ................................................................... 26

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                         THREE MONTHS            NINE MONTHS
                                        ENDED SEPT. 30,        ENDED SEPT. 30,
                                     --------------------   --------------------
                                       1998        1997       1998        1997
                                     --------    --------   ---------    -------
                                               (in thousands, except for
                                                 per share information)
REVENUES:
  Oil and natural gas ............   $ 23,076    $ 12,265   $  46,349    $41,793
  Interest and other .............        162          98         527        469
                                     --------    --------   ---------    -------
                                       23,238      12,363      46,876     42,262
                                     --------    --------   ---------    -------
COSTS AND EXPENSES:
  Oil and natural gas operating ..      5,540       1,461       8,866      3,953
  Severance and ad valorem taxes .      1,371         564       2,206      1,697
  Depletion and depreciation .....     15,285       6,628      27,824     19,723
  General and administrative .....      2,511       1,484       6,626      5,120
  Interest .......................      3,702       1,343       8,725      3,226
  Impairment of long-lived assets        --          --       196,126       --
                                     --------    --------   ---------    -------
                                       28,409      11,480     250,373     33,719
                                     --------    --------   ---------    -------
INCOME (LOSS) BEFORE
  INCOME TAXES ...................     (5,171)        883    (203,497)     8,543

INCOME TAX EXPENSE (BENEFIT) .....       --             7     (22,000)         7
                                     --------    --------   ---------    -------
NET INCOME (LOSS) ................   $ (5,171)   $    876   ($181,497)   $ 8,536
                                     --------    --------   ---------    -------
DIVIDEND REQUIREMENT ON
  PREFERRED STOCK ................     (1,350)       --        (1,350)      --
                                     --------    --------   ---------    -------
NET INCOME (LOSS) APPLICABLE
  TO COMMON SHAREHOLDERS .........   $ (6,521)   $    876   $(182,847)   $ 8,536
                                     ========    ========   =========    =======
NET INCOME (LOSS) PER SHARE:
  Basic ..........................   $  (0.14)   $   0.03   $   (4.85)   $  0.26
                                     ========    ========   =========    =======
  Diluted ........................   $  (0.14)   $   0.02   $   (4.85)   $  0.24
                                     ========    ========   =========    =======

                 See notes to consolidated financial statements

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                   SEPTEMBER 30,  DECEMBER 31,
                                                      1998            1997
                                                    ---------      ---------
                                                   (unaudited)
                                                          (in thousands)
                    ASSETS

CURRENT ASSETS:
  Cash and cash equivalents ....................... $   3,714      $   8,083
  Accounts receivable .............................    25,106         10,920
  Due from affiliates .............................     3,504          3,038
  Prepaid expenses and other ......................     1,389          1,130
                                                    ---------      ---------
           Total current assets ...................    33,713         23,171
                                                    ---------      ---------

PROPERTY AND EQUIPMENT:
  Oil and natural gas properties, full cost method
     (including $100,015,000 [1998] and
     $51,883,000 [1997] not subject to depletion) .   794,156        409,310
  Land ............................................       478            478
  Equipment .......................................     6,081          4,618
                                                    ---------      ---------
                                                      800,715        414,406
  Less accumulated depletion and depreciation .....  (369,670)      (145,719)
                                                    ---------      ---------
                                                      431,045        268,687
                                                    ---------      ---------
OTHER ASSETS, NET .................................     2,135            700
                                                    ---------      ---------
                                                    $ 466,893      $ 292,558
                                                    =========      =========

                        See notes to consolidated financial statements.

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (continued)

                                                     SEPTEMBER 30,  DECEMBER 31,
                                                         1998          1997
                                                       ---------     ---------
                                                     (unaudited)
                                                             (in thousands)
           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable ..................................  $  32,898      $   7,735
  Revenues and royalties payable ....................      4,133          5,991
  Accrued liabilities ...............................     22,504         20,330
  Current maturities of long-term debt ..............      5,078            110
                                                       ---------      ---------
     Total current liabilities ......................     64,613         34,166
                                                       ---------      ---------
LONG-TERM DEBT ......................................    193,896        107,085
                                                       ---------      ---------
DEFERRED TAX LIABILITY ..............................      6,052           --
                                                       ---------      ---------
LITIGATION LIABILITIES ..............................      6,205          6,205
                                                       ---------      ---------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $1.00 par value (25,000,000
     shares authorized, 3,982,906 [1998] and none
     [1997] shares of Series A Cumulative Convertible
     Preferred Stock issued at stated value) ........    135,000           --
  Common stock, $0.01 par value (200,000,000 shares
     authorized, 45,803,417 [1998] and
     33,481,261 [1997] issued) ......................        461            336
  Additional paid-in capital ........................    269,968        172,023
  Accumulated deficit ...............................   (208,953)       (26,106)
  Unamortized deferred compensation .................       (326)          (309)
                                                       ---------      ---------
                                                         196,150        145,944
Treasury stock, at cost (1,275 [1998] and
  46,792 [1997] shares) .............................        (23)          (842)
                                                       ---------      ---------
Total stockholders' equity ..........................    196,127        145,102
                                                       ---------      ---------
                                                       $ 466,893      $ 292,558
                                                       =========      =========

                See notes to consolidated financial statements.

                      THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                     NINE MONTHS ENDED SEPT. 30,
                                                     ---------------------------
                                                         1998          1997
                                                       ---------      --------
                                                            (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) ..................................   ($182,847)     $  8,536
Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
    Depletion and depreciation .....................      27,824        19,723
    Amortization of other assets ...................         138           449
    Non-cash compensation ..........................       1,407         1,406
    Impairment of long-lived assets ................     196,126          --
    Deferred income taxes ..........................     (22,000)         --
Changes in assets and liabilities excluding
    effects of acquisition of oil and
    gas properties:
    Accounts receivable ............................     (14,186)         (831)
    Due from affiliates ............................        (466)       (1,489)
    Accounts payable ...............................      25,163          (618)
    Revenues and royalties payable .................      (2,528)       (1,196)
    Accrued liabilities and other ..................      (1,784)       (1,044)
                                                       ---------      --------
Net cash provided by operating activities ..........      26,847        24,936
                                                       ---------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to oil and gas properties and other ..     (87,794)      (85,671)
    Acquisition of oil and gas properties ..........     (37,078)         --
    Sales of oil and gas properties ................       2,100          --
                                                       ---------      --------
Net cash used in investing activities ..............    (122,772)      (85,671)
                                                       ---------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from long-term debt ...................      91,895        43,234
    Reductions in long-term debt ...................        (116)         --
    Exercise of stock options ......................       1,293           147
    Deferred loan costs ............................      (1,516)         (770)
                                                       ---------      --------
Net cash provided by financing activities ..........      91,556        42,611
                                                       ---------      --------
NET CHANGE IN CASH AND CASH EQUIVALENTS ............      (4,369)      (18,124)
CASH AND CASH EQUIVALENTS
    AT BEGINNING OF PERIOD .........................       8,083        23,705
                                                       ---------      --------
CASH AND CASH EQUIVALENTS
    AT END OF PERIOD ...............................   $   3,714      $  5,581
                                                       =========      ========

                 See notes to consolidated financial statements.

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.      BASIS OF PRESENTATION

The consolidated financial statements reflect the accounts of The Meridian Resource Corporation and its subsidiaries (the "Company") after elimination of all significant intercompany transactions and balances. On November 5, 1997, Cairn Energy USA, Inc. ("Cairn") merged with a subsidiary of the Company. The merger was accounted for as a pooling of interests, and, accordingly, the accompanying September 30, 1997 financial statements have been restated to include the financial position and results of operations of Cairn. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as filed with the Securities and Exchange Commission.

Certain items in the prior year statements have been reclassified to conform with the current year presentation.

The Shell Transactions (defined below) were accounted for utilizing the purchase method of accounting for financial accounting purposes. Therefore, excluding the write-down disclosed in Note 3, operations relating to the oil and gas properties acquired in the Shell Transactions (the "Shell Properties") are included in the Company's results of operations beginning with the third quarter of 1998.

The financial statements included herein as of September 30, 1998, and for the three and nine month periods ended September 30, 1998 and 1997, are unaudited, and, in the opinion of management, the information furnished reflects all material adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented.

2.      SHELL TRANSACTIONS

On June 30, 1998, the Company acquired (the "LOPI Transaction") Louisiana Onshore Properties Inc. ("LOPI"), an indirect subsidiary of Shell Oil Company ("Shell"), pursuant to a merger of a wholly-owned subsidiary of the Company with LOPI. The consideration paid in the LOPI Transaction consisted of 12,082,030 shares of the Company's common stock, $.01 par value ("Common Stock"), and a new issue of convertible preferred stock of the Company (the "Preferred Stock") that is convertible into 12,837,428 shares of Common Stock, which together provided Shell Louisiana Onshore Properties Inc., an indirect subsidiary of Shell ("SLOPI"), with beneficial ownership of 39.9% of the outstanding shares of Common Stock as of the closing of the LOPI Transaction, assuming exercise of all outstanding options and warrants and the conversion of the Preferred Stock. In a transaction separate from the LOPI Transaction, the Company also acquired on June 30, 1998 from Shell Western E&P, Inc., an indirect subsidiary of Shell, various other oil and gas property interests located onshore in south Louisiana for a total cash consideration of $38.6 million (together with the LOPI Transaction, the "Shell Transactions").

The purchase price of $303.5 million in connection with the Shell Transactions was allocated as follows ($ in thousands, except per share data):


Net cash paid ...............................................       $ 37,078
Issuance of 3,982,906 shares of Preferred
  Stock (stated value) ......................................        135,000
Issuance of 12,082,030 shares of Common
  Stock valued at $7.96 per share ...........................         96,173
Assumption of certain liabilities ...........................          3,441
Deferred income taxes related to the
  acquired properties .......................................         28,052
Acquisition costs ...........................................          3,771
                                                                    --------
Total purchase price ........................................       $303,515
                                                                    ========

The following summarized unaudited proforma financial information assumes the Shell Transactions occurred on January 1 of each year:


PROFORMA INFORMATION                          NINE MONTHS ENDED SEPT. 30,
                                            -----------------------------
                                              1998                1997
                                            ---------           ---------
                                        (in thousands, except per share data)
Revenues ..........................         $  78,553           $ 115,128
Net income (loss) .................         $(163,823)          $   6,425
Earnings (Loss) per share .........         $   (3.58)          $    0.14

The pro forma results do not necessarily represent results that would have occurred if the transaction had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

3.      IMPAIRMENT OF LONG-LIVED ASSETS

A significant decline in oil and natural gas prices caused the Company to recognize a $196.1 million non-cash write-down of its oil and natural gas properties under the full cost method of accounting during the first half of 1998, including $88 million relating to the Shell Properties, to reflect the impairment on the Company's oil and natural gas properties (including the Shell Properties) thru June 30, 1998.

No ceiling write-down was taken during the third quarter of 1998 due to the fact that oil and natural gas equivalent prices for the Company's production increased subsequent to September 30, 1998. Otherwise, utilizing index prices on September 30, 1998, of $1.59 per Mcf and $13.66 per Bbl, without giving effect to the subsequent price increases, the Company would have recognized an additional impairment charge during the third quarter of 1998 of $59 million ($53 million after tax).

Due to the substantial recent volatility in oil and gas prices and their effect on the carrying value of the Company's proved oil and gas reserves, there can be no assurance that future write-downs will not be required as a result of factors that may negatively affect the present value of proved oil and natural gas reserves and the carrying value of oil and natural gas properties, including volatile oil and natural gas prices, downward revisions in estimated proved oil and natural gas reserve quantities and unsuccessful drilling activities.

4.      SHORT-TERM DEBT

On September 1, 1998, the Company entered into a $10 million line of credit with NationsBank, N.A. (the "NationsBank Facility"). Pursuant to the NationsBank Facility, the Company may obtain either (i) an alternative base rate loan equal to the greater of (a) the federal funds rate plus .5% and (b) the bank's prime rate or (ii) a Eurodollar base rate loan that bears interest, generally, at a rate equal to the London interbank offered rate plus 2%, adjusted upward based upon the reserve requirement for such Eurodollar loan. Borrowings under the NationsBank Facility mature on December 31, 1998. The NationsBank Facility contains restrictive covenants consistent with the Credit Facility (as defined below). Each of the Company's principal operating subsidiaries has guaranteed the Company's obligations under the NationsBank Facility. As of November 13, 1998, $10 million was outstanding under the NationsBank Facility.

5.      LONG-TERM DEBT

In May 1998, the Company amended and restated its credit facility with The Chase Manhattan Bank as Administrative Agent (the "Credit Facility") to provide for maximum borrowings, subject to borrowing base limitations, of up to $250 million. In November 1998, the Company amended the Credit Facility to increase the then-existing borrowing base from $200 million to $250 million. The borrowing base is scheduled to be redetermined on March 31, 1999. The borrowing base is set at $250 million until the March 1999 redetermination. The lenders under the Credit Facility have the right, after the March 1999 redetermination, in addition to the regularly scheduled annual borrowing base redeterminations, to redetermine the borrowing base at any time once during each calendar year and the Company has the right to obtain a redetermination by the banks of the borrowing base once during each calendar year. Borrowings under the Credit Facility are secured by pledges of the outstanding capital stock of the Company's material subsidiaries and a mortgage of all of the Company's offshore oil and gas properties. In the event of a default, the Company is obligated to pledge additional properties representing, in the aggregate, at least 75% of the Company's present value of proved properties. The Credit Facility contains various restrictive covenants, including, among other things, maintenance of certain financial ratios and restrictions on cash dividends on the Common Stock. Borrowings under the Credit Facility mature on May 22, 2003. The Credit Facility, as amended, also requires the Company to have average daily production from the Company's proved reserves for the fourth quarter of 1998 of at least 140 million cubic feet equivalent per day of natural gas, aggregate proved reserves as of December 31, 1998 of at least 281 billion cubic feet equivalent of natural gas and working capital of not less than negative $10 million as of December 31, 1998. Under the Credit Facility, as amended, the Company may secure either (i) an alternative base rate loan that bears interest at a rate per annum equal to the greatest of the administrative agent's prime rate, a certificate of deposit based rate or federal funds based rate plus 0% to 1.5% or (ii) a Eurodollar base rate loan that bears interest, generally, at a rate per annum equal to the London interbank offered rate plus 1.0% to 2.5%, depending on the Company's ratio of the aggregate outstanding loans and letters of credit to the borrowing base. The Credit Facility also provides for commitment fees ranging from .3% to .5% per annum, a 2.5% one time drawdown fee on first time borrowings in excess of $200 million, and certain closing fees aggregating $0.5 million paid in November 1998 in connection with the increase in the borrowing base. At November 13, 1998, the Company had outstanding borrowings of $195 million under the Credit Facility.

6.      PREFERRED STOCK

The Company has issued 3,982,906 shares of Preferred Stock as part of the consideration in the LOPI Transaction (see Note 2). The following is a summary of the material terms and conditions of the Preferred Stock.

DESIGNATION AND RANK. The Preferred Stock has an aggregate stated value of $135 million and ranks prior to the Common Stock as to distribution of assets and payment of dividends.

DIVIDENDS. Holders of the Preferred Stock are entitled to receive, when and as declared by the Board of Directors, a cash dividend at the rate of 4% per annum on the stated value per share; provided, however, dividends shall cease to accrue on an incremental one-third of the shares of Preferred Stock on June 30, 2001, June 30, 2002 and June 30, 2003, so that no dividends will accrue on any shares of Preferred Stock after June 30, 2003. Until paid in full, any dividend arrearages also shall accrue dividends at the rate of 4% per annum. No dividends may be declared or paid on the Common Stock until full cumulative dividends on the Preferred Stock have been contemporaneously declared and paid or a sum sufficient for such payment is set apart for payment to holders of the Preferred Stock.

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

ELECTION OF DIRECTORS. Until the earlier of (i) the termination of the Stock Rights and Restrictions Agreement dated June 30, 1998, between the Company and SLOPI, and (ii) SLOPI and its affiliates beneficially own less than 21% of the outstanding Common Stock, the holders of the Preferred Stock shall be entitled to elect a number of directors, such that after giving effect to election of such persons, the number of directors elected by the holders of Preferred Stock shall equal the product (rounded downward in the event of a fractional number, but in no event less than one) of (x) the total number of directors constituting the entire Board of Directors multiplied by (y) 20%. So long as there is a director elected by the holders of Preferred Stock on the Company's Board of Directors, at least one director elected by the holders of Preferred Stock is required to be a member of the Company's audit committee.

CONVERSION. The Preferred Stock may be converted into Common Stock at any time by the holder thereof. In addition, on or after June 30, 2001, the Preferred Stock will automatically convert into Common Stock if the mean per share market value of the Common Stock exceeds 150% of the conversion price for 75 consecutive trading days; provided that SLOPI has the right to withhold conversion on one share of Preferred Stock. The number of shares of Common Stock into which the Preferred Stock is convertible is 12,837,428. The conversion price currently is $10.52 per share of Common Stock.

7.      NET INCOME PER SHARE

The following tables set forth the computation of basic and diluted net income
(loss) per share:

                                                         THREE MONTHS ENDED SEPT. 30,
                                                       --------------------------------
                                                             1998          1997
                                                           --------      -------
                                                       (in thousands, except per share)
Numerator:
    Net income (loss) ................................     $ (5,171)     $   876
    Less: Preferred Dividend Requirements ............       (1,350)        --
                                                           --------      -------
    Net income (loss) used in Per Share Calculation ..     $ (6,521)     $   876
Denominator:
    Denominator for basic net income (loss) per
        share - weighted average shares outstanding ..       45,818       33,376
Effect of potentially dilutive common shares:
    Employee and director stock options ..............          N/A          648
    Warrants .........................................          N/A        1,359
                                                           --------      -------
    Denominator for diluted net income (loss) per
        share - weighted average shares outstanding
        and assumed conversions ......................       45,818       35,383
                                                           ========      =======
Basic net income (loss) per share ....................     $  (0.14)     $  0.03
                                                           ========      =======
Diluted net income (loss) per share ..................     $  (0.14)     $  0.02
                                                           ========      =======

                                                                                                      NINE MONTHS ENDED SEPT. 30,
                                                                                                  ----------------------------------
                                                                                                     1998                      1997
                                                                                                  ---------                  -------
                                                                                                   (in thousands, except per share)
Numerator:
    Net income (loss) ...........................................................                 $(181,497)                 $ 8,536
    Less: Preferred Dividend Requirements .......................................                    (1,350)                    --
                                                                                                  ---------                  -------
    Net Earnings used in Per Share Calculation ..................................                 $(182,847)                 $ 8,536
Denominator:
    Denominator for basic net income (loss) per
        share - weighted average shares outstanding .............................                    37,736                   33,376
Effect of potentially dilutive common shares:
    Employee and director stock options .........................................                       N/A                      648
    Warrants ....................................................................                       N/A                    1,359
                                                                                                  ---------                  -------
    Denominator for diluted net income (loss) per
        share - weighted average shares outstanding
        and assumed conversions .................................................                    37,736                   35,383
                                                                                                  =========                  =======
Basic net income (loss) per share ...............................................                 $   (4.85)                 $  0.26
                                                                                                  =========                  =======
Diluted net income (loss) per share .............................................                 $   (4.85)                 $  0.24
                                                                                                  =========                  =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following is a discussion of the Company's financial operations for the three and nine month periods ended September 30, 1998 and 1997. The notes to the Company's consolidated financial statements included in this report, as well as the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (and the notes attached thereto), should be read in conjunction with this discussion.

OVERVIEW

SHELL TRANSACTIONS. On June 30, 1998, the Company acquired (the "LOPI Transaction") Louisiana Onshore Properties Inc. ("LOPI"), an indirect subsidiary of Shell Oil Company ("Shell"), pursuant to a merger of a wholly-owned subsidiary of the Company with LOPI. The consideration paid in the LOPI Transaction consisted of 12,082,030 shares of the Company's common stock, $.01 par value ("Common Stock"), and a new issue of convertible preferred stock of the Company (the "Preferred Stock") that is convertible into 12,837,428 shares of Common Stock, which together provided Shell Louisiana Onshore Properties Inc., an indirect subsidiary of Shell ("SLOPI"), with beneficial ownership of 39.9% of the outstanding shares of Common Stock as of the closing of the LOPI Transaction, assuming exercise of all outstanding options and warrants and the conversion of the Preferred Stock. In a transaction separate from the LOPI Transaction, the Company also acquired on June 30, 1998 from Shell Western E&P Inc., an indirect subsidiary of Shell ("SWEPI"), various other oil and gas property interests located onshore in south Louisiana for a total cash consideration of $38.6 million (the "SWEPI Acquisition").

The LOPI Transaction and the SWEPI Acquisition (together, the "Shell Transactions") were effected to increase the Company's reserves, lease acreage positions and exploration prospects in Louisiana and are expected to substantially increase the Company's production and cash flow. The property interests held by LOPI and the property interests acquired from SWEPI (collectively, the "Shell Properties") represented substantially all of Shell's and its direct and indirect subsidiaries' onshore oil and gas property interests in south Louisiana, excluding offshore interests and certain interests in Louisiana state waters and the onshore areas adjacent to such waters owned by Shell Offshore Inc., a subsidiary of Shell, and its direct and indirect subsidiaries. The Shell Properties include interests in approximately 210,000 gross (98,000 net) acres either held by production or under lease or option for exploration, access to approximately 1,400 square miles of 3-D seismic data covering onshore south Louisiana either currently held or now being acquired by Shell and its direct and indirect subsidiaries, and access to substantially all of Shell's and its direct and indirect subsidiaries' existing geological data and field studies and geophysical 2-D seismic grid covering onshore south Louisiana.

The Shell Transactions were accounted for utilizing the purchase method of accounting for financial accounting purposes. Therefore, excluding the write-down disclosed in Note 3 to the financial statements included in this Form 10-Q taken during the second quarter of 1998, operations relating to the Shell Properties are included in the Company's results of operations beginning with the third quarter of 1998. Revenues and production from the Shell Properties accounted for approximately 63% of the Company's total revenues and production, during the third quarter of 1998. The Company currently expects revenues and production from the Shell Properties as a percentage of the Company's total revenues and production to increase as the Company continues to emphasize the Shell Properties in its exploration and development activities.

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

INDUSTRY CONDITIONS. The Company's revenues, profitability and future rate of growth are substantially dependent upon prevailing prices for natural gas and, to a lesser extent, oil. Oil and natural gas prices have been extremely volatile in recent years and are affected by many factors outside the control of the Company. In this regard, average worldwide oil and natural gas prices have decreased substantially from levels existing during 1997. As a result of these declines, the price received by the Company during the nine months ended September 30, 1998 was $2.17 per Mcfe compared to $2.78 per Mcfe during the nine months ended September 30, 1997, which has negatively impacted the Company's revenues and cash flow during 1998. These industry conditions, and any continuation thereof, will have several important consequences to the Company, including decreasing the level of cash flow received from the Company's producing properties, delaying the timing of exploration of certain prospects and reducing the Company's access to capital markets, which could adversely affect the Company's revenues, profitability and ability to maintain or increase its exploration and development program.

CEILING WRITE-DOWN. A significant decline in oil and natural gas prices caused the Company to recognize a $196.1 million non-cash write-down of its oil and natural gas properties under the full cost method of accounting during the first half of 1998, including $88 million relating to the Shell Properties, to reflect the impairment on the Company's oil and natural gas properties (including the Shell Properties) thru June 30, 1998.

No ceiling write-down was taken during the third quarter of 1998 due to the fact that oil and natural gas equivalent prices for the Company's production increased subsequent to September 30, 1998. Otherwise, utilizing index prices on September 30, 1998, of $1.59 per Mcf and $13.66 per Bbl, without giving effect to the subsequent price increases, the Company would have recognized an additional impairment charge during the third quarter of 1998 of $59 million ($53 million after tax).

Due to the substantial recent volatility in oil and gas prices and their effect on the carrying value of the Company's proved oil and gas reserves, there can be no assurance that future write-downs will not be required as a result of factors that may negatively affect the present value of proved oil and natural gas reserves and the carrying value of oil and natural gas properties, including volatile oil and natural gas prices, downward revisions in estimated proved oil and natural gas reserve quantities and unsuccessful drilling activities.

RESULTS OF OPERATIONS

                 THREE MONTHS ENDED SEPTEMBER 30, 1998, COMPARED
                  TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997

OPERATING REVENUES. Third quarter 1998 oil and natural gas revenues were $23.1 million reflecting an increase of $10.8 million compared to third quarter 1997 revenues primarily due to the inclusion of production from the Shell Properties for the first time in the Company's results of operations during the third quarter of 1998 as well as offshore platforms and wells brought online during the first half of 1998. Production from the Shell Properties, during the third quarter of 1998 comprised 63% of the total production for the current quarter. Production increases during the quarter were partially offset by loss of production from the Company's offshore properties caused by adverse weather conditions in the Gulf of Mexico and normal production declines. The Company currently expects production during the fourth quarter of 1998 to increase over third quarter 1998 levels due to successful wells drilled and completed during the third and fourth quarters of 1998.

Revenue increases during the third quarter of 1998 due to production increases were partially offset by significant decreases in the oil and natural gas prices received during the third quarter of 1998 compared to the third quarter of 1997.

The following table summarizes production volumes, average sales prices and gross revenues for the Company for the three months ended September 30, 1998 and 1997.

                                                                                                                      1998
                                                                 THREE MONTHS ENDED                   1998          PERCENTAGE
                                                                    SEPTEMBER 30,                   INCREASE         INCREASE
                                                              1998                 1997            (DECREASE)       (DECREASE)
                                                             -------              -------           --------           ----
Production Volumes:
    Oil (Mbbl) ................................                  771                  205                566            276%
    Natural gas (Mmcf) ........................                6,620                3,472              3,148             91%
    MMCFE .....................................               11,246                4,702              6,544            139%

Average Sales Prices:
    Oil (Bbl) .................................              $ 12.84              $ 18.59           $  (5.75)           (31%)
    Natural gas (Mcf) .........................              $  1.99              $  2.42           $  (0.43)           (18%)
    MMCFE .....................................              $  2.05              $  2.60           $  (0.55)           (21%)

Gross Revenues (000's):
    Oil .......................................              $ 9,897              $ 3,810           $  6,087            160%
    Natural gas ...............................               13,179                8,399              4,780             57%
    Pipeline ..................................                 --                     56                (56)          (100%)
                                                             -------              -------           --------             --
        Total .................................              $23,076              $12,265           $ 10,811             88%
                                                             =======              =======           ========             ==

INTEREST AND OTHER INCOME. Interest and other income during the third quarter 1998 increased $0.6 million from the same quarter of 1997.

OPERATING EXPENSES. Oil and natural gas operating expenses increased $4.1 million to $5.5 million for the three months ended September 30, 1998, compared to $1.4 million for the three months ended September 30, 1997. The increase was primarily due to the inclusion of costs and expenses from the Shell Properties for the first time in the Company's results of operations during the third quarter of 1998 as well as new wells brought on production during the previous twelve months.
 As
a percentage of revenues, oil and natural gas operating expenses increased to 24% for the third quarter 1998 compared to 11.9% for third quarter 1997. This significant increase was due to decreased prices as well as the fact that operating costs for the Shell Properties are higher than those of the Company's properties not acquired in the Shell Transactions.

SEVERANCE AND AD VALOREM TAXES. Third quarter 1998 severance and ad valorem taxes of $1.4 million increased $0.8 million from the same period in 1997. As a percentage of revenues, severance and ad valorem taxes increased from 4.6% to 5.9%. This increase as a percentage of revenues was the result of the addition of results of operations from the Shell Properties, which are located entirely in South Louisiana, as opposed to the Company's other properties, which include offshore properties in the Gulf of Mexico that are not subject to state severance taxes.

DEPLETION AND DEPRECIATION. Depreciation and depletion increased to $15.3 million from $6.6 million on a unit of production basis, such costs decreased 4%; primarily due to the significant reduction in the Company's amortizable full cost pool caused by full cost ceiling write-downs in the first and second quarters of 1998.

GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense increased $1.0 million during the third quarter of 1998 compared to the third quarter of 1997. The increase is primarily a result of increases in salaries and wages and related employee costs associated with the Company's expanded exploration and overall growth activities.

INTEREST EXPENSE. Interest expense increased to $3.7 million for the third quarter of 1998 compared to $1.4 million during the same period in 1997 as a direct result of the borrowings under the Company's credit facility including approximately $37 million for the Shell Properties made during the past twelve months. The Company's interest expense will continue to increase as a result of the Company's intent to utilize debt to at least partially fund its exploration program during the fourth quarter of 1998.

                  NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED
                   TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997

OPERATING REVENUES. Oil and natural gas revenues during the nine months ended September 30, 1998, increased $4.5 million, to a total of $46,349 or 11%, compared to the nine months ended September 30, 1997. The increase in revenues is a direct result of production increases caused by the inclusion of production from the Shell Properties for the first time in the Company's results of operations during the third quarter of 1998 as well as offshore platforms and wells brought online during the first half of 1998. Production from the Shell Properties, during the first nine months comprised 33% of the total production for the period. Production increases during the nine months ended September 30, 1998 were partially offset by loss of production from the Company's Southwest Holmwood properties, which were the subject of litigation with Amoco previously disclosed in the Company's annual report on Form 10-K and quarterly report on Form 10-Q for the quarter ended June 30, 1998, loss of production due to adverse weather conditions in the Gulf of Mexico and normal production declines.

Revenue increases during the first nine months of 1998 due to production increases were partially offset by significant decreases in the oil and gas prices received during the nine months ended September 30, 1998, compared to the corresponding period in 1997.

The following table summarizes production volumes, average sales prices and gross revenues for the Company for the nine months ended September 30, 1998 and 1997.

                                                                            1998
                                       NINE MONTHS ENDED       1998      PERCENTAGE
                                          SEPTEMBER 30,      INCREASE     INCREASE
                                        1998        1997    (DECREASE)   (DECREASE)
                                      -------     -------   ----------   ----------
Production Volumes:
    Oil (Mbbl) ..................       1,225         659         566       86%
    Natural gas (Mmcf) ..........      14,051      11,031       3,020       27%
    MMCFE .......................      21,401      14,985       6,416       43%

Average Sales Prices:
    Oil (Bbl) ...................     $ 12.95     $ 20.08     $ (7.13)     (36)%
    Natural gas (Mcf) ...........     $  2.16     $  2.57     $ (0.41)     (16)%
    MMCFE .......................     $  2.17     $  2.78     $ (0.61)     (22)%

Gross Revenues (000's):
    Oil .........................     $15,867     $13,231     $ 2,636       20%
    Natural gas .................      30,398      28,399       1,999        7%
    Pipeline ....................          84         163         (79)     (48)%
                                      -------     -------     -------
        Total ...................     $46,349     $41,793     $ 4,556       11%
                                      =======     =======     =======

INTEREST AND OTHER INCOME. Interest and other income increased $0.1 million during the first nine months of 1998 compared to the first nine months of 1997.

OPERATING EXPENSES. Oil and natural gas operating expenses increased $4.9 million to $8.9 million for the nine months ended September 30, 1998, compared to $4.0 million for the nine months ended September 30, 1997. This increase was primarily related to new wells brought on production during the previous twelve months and the inclusion of costs and expenses from the Shell Properties for the first time in the Company's results of operations during the third quarter of 1998. As a percentage of revenues, oil and natural gas operating expenses increased to 19% for the first nine months of 1998 compared to 9% for the corresponding period of 1997. This significant increase was due to decreased prices as well as the fact that operating costs for the Shell Properties are higher than those of the Company's properties not acquired in the Shell Transactions.

SEVERANCE AND AD VALOREM TAXES. Severance and ad valorem taxes of $2.2 million increased $0.5 million for the first three quarters of 1998 compared to the same period of 1997. As a percentage of revenues, severance and ad valorem taxes increased from 4% to 4.8%. This increase was the result of the addition of results of operations from the Shell Properties during the third quarter of 1998 which are located entirely in South Louisiana, as opposed to the Company's other properties, which includes offshore properties in the Gulf of Mexico that are not subject to state severance taxes.

DEPLETION AND DEPRECIATION. Depletion and depreciation increased during the nine months ended September 30, 1998 to $27.8 million from $19.7 million for the comparable period of 1997. On a unit of production basis, such costs remained relatively stable.

GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense increased $1.5 million to $6.6 million for the first nine months of 1998 when compared to $5.1 million for the first nine months of 1997. The increase is primarily a result of increases in salaries and wages and related employee costs associated with the Company's expanded exploration and overall growth activities.

INTEREST EXPENSE. Interest expense increased to $8.7 million for the nine months ended September 30, 1998 compared to $3.2 million during the same period in 1997 as a direct result of the borrowings under the Company's credit facility made during this period.

INCOME TAX EXPENSE. The income tax benefit of $22 million relates almost entirely to the full cost ceiling write-down attributable to the Shell Properties in the second quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL. During the third quarter of 1998, the Company's liquidity needs were met from cash from operations and borrowings under the Company's credit facilities. As of September 30, 1998, the Company had a cash balance of $3.7 million and negative working capital of $29.6 million. The decrease in both the cash balance and working capital from levels existing at June 30, 1998, reflects capital expenditures related to the Company's increasing exploration and development activities and reduced operating cash flows resulting from lower oil and natural gas prices and lower production levels coupled with the recognition of $1.3 million preferred stock dividend to Shell.

AMENDED CREDIT FACILITY. In May 1998, the Company amended and restated its credit facility with The Chase Manhattan Bank as Administrative Agent (the "Credit Facility") to provide for maximum borrowings, subject to borrowing base limitations, of up to $250 million. In November 1998, the Company amended the Credit Facility to increase the then-existing borrowing base from $200 million to $250 million. The borrowing base is scheduled to be redetermined on March 31, 1999. The borrowing base is set at $250 million until the March 1999 redetermination. The lenders under the Credit Facility have the right, after the March 1999 redetermination, in addition to the regularly scheduled annual borrowing base redeterminations, to redetermine the borrowing base at any time once during each calendar year and the Company has the right to obtain a redetermination by the banks of the borrowing base once during each calendar year. Borrowings under the Credit Facility are secured by pledges of the outstanding capital stock of the Company's material subsidiaries and a mortgage of all of the Company's offshore oil and gas properties. In the event of a default, the Company is obligated to pledge additional properties representing, in the aggregate, at least 75% of the Company's present value of proved properties. The Credit Facility contains various restrictive covenants, including, among other things, maintenance of certain financial ratios and restrictions on cash dividends on the Common Stock. Borrowings under the Credit Facility mature on May 22, 2003. The Credit Facility, as amended, also requires the Company to have average daily production from the Company's proved reserves for the fourth quarter of 1998 of at least 140 million cubic feet equivalent per day of natural gas, aggregate proved reserves as of December 31, 1998 of at least 281 billion cubic feet equivalent of natural gas and working capital of not less than negative $10 million as of December 31, 1998. Under the Credit Facility, as amended, the Company may secure either (i) an alternative base rate loan that bears interest at a rate per annum equal to the greatest of the administrative agent's prime rate, a certificate of deposit based rate or federal funds based rate plus 0% to 1.5% or
(ii) a Eurodollar base rate loan that bears interest, generally, at a rate per annum equal to the London interbank offered rate plus 1.0% to 2.5%, depending on the Company's ratio of the aggregate outstanding loans and letters of credit to the borrowing base. The Credit Facility also provides for commitment fees ranging from .3% to .5% per annum, a 2.5% one time drawdown fee on first time borrowings in excess of $200 million, and certain closing fees aggregating $0.5 million paid in November 1998 in connection with the increase in the borrowing base. At November 13, 1998, the Company had outstanding borrowings of $195 million under the Credit Facility.

NATIONSBANK FACILITY. On September 1, 1998, the Company entered into a $10 million line of credit with NationsBank, N.A. (the "NationsBank Facility"). Pursuant to the NationsBank Facility, the Company may obtain either (i) an alternative base rate loan equal to the greater of (a) the federal funds rate plus .5% and (b) the bank's prime rate or (ii) a Eurodollar base rate loan that bears interest, generally, at a rate equal to the London interbank offered rate plus 2%, adjusted upward based upon the reserve requirement for such Eurodollar loan. Borrowings under the NationsBank Facility mature on December 31, 1998. The NationsBank Facility contains restrictive covenants consistent with Credit Facility. Each of the Company's principal operating subsidiaries has guaranteed the Company's obligations under the NationsBank Facility. As of November 13, 1998, $10 million was outstanding under the NationsBank Facility.

CAPITAL EXPENDITURES. Capital expenditures (excluding the Shell Transactions) during the nine months ended September 30, 1998 consisted of $81.3 million for property and equipment additions related to exploration and development of various prospects (including leases), seismic data acquisitions, and drilling and completion costs. The Company currently expects capital expenditures for the remainder of 1998 to be approximately $29 million and anticipates that such capital expenditures will be funded from cash flows from its producing properties and borrowings under its credit facilities. The Company currently expects to expend $74 million on capital expenditures during 1999 to fund its 1999 exploration and development program. Availability of capital to fund the Company's 1999 exploration and development program will depend upon the success of the Company's drilling program and the nature and extent of capital expenditures required for development of discoveries. In this regard, the Company anticipates that based on its current product price and production forecast, internal cash flow and borrowings permitted under the Credit Facility should fully fund its 1999 capital expenditure program as currently anticipated.

DIVIDENDS. It is the policy of the Company to retain its existing cash for reinvestment in the businesses of the Company, and therefore, the Company does not anticipate that it will pay dividends with respect to the Common Stock in the foreseeable future. The Preferred Stock issued upon closing of the LOPI Transaction accrues a quarterly cash dividend of 4% of its stated value with the dividend ceasing to accrue incrementally on one-third of the shares of Preferred Stock on June 30, 2001, 2002 and 2003 so that no dividends will accrue on any shares of Preferred Stock after June 30, 2003. Dividends on the Preferred Stock aggregating $1.35 million accrued as of October 1, 1998.

STOCK RIGHTS AND RESTRICTIONS AGREEMENT. In light of the large ownership position issued to SLOPI in the LOPI Transaction and in recognition of both the Company's and SLOPI's desire that the Company function as an independent oil and gas company, SLOPI and the Company entered into a Stock Rights and Restrictions Agreement that defines and limits SLOPI's and the Company's respective rights and obligations. These agreements limit SLOPI's and its affiliates' control of the Company while protecting their interests in the context of certain extraordinary transactions by (i) allowing SLOPI to maintain representation on the Company's Board of Directors, (ii) restricting SLOPI's and its affiliates' ability to effect certain business combinations with the Company or to propose certain business combinations with the Company, (iii) restricting the ability of SLOPI and its affiliates to sell certain portions of their shares of Common Stock and Preferred Stock, subject to certain exceptions designed to permit them to sell such shares over time and to sell such shares in the event of certain business combinations involving the Company, (iv) limiting SLOPI's and its affiliates' discretionary voting rights to 23% of the total voting shares, except with respect to certain extraordinary events and in situations in which the price of the Common Stock for a period of time has been less than $5.50 per share or the Company is in material breach of its obligations under the agreements governing the LOPI Transaction, (v) permitting SLOPI and its affiliates to purchase additional securities of the Company (or pay cash in lieu thereof at the option of the Company) in order to maintain a 21% beneficial ownership interest of the Common Stock if the Company proposes to issue additional shares of Common Stock or securities convertible into Common Stock,
(vi) extending certain statutory and corporate restrictions on business combinations applicable to SLOPI and its affiliates and (vii) obligating the Company to issue a currently indeterminable number of additional shares of Common Stock in the future by the Company in satisfaction of a make-whole provision contained in the Stock Rights and Restrictions Agreement in the event SLOPI receives less than approximately $10.52 per share on the sale of any Common Stock that is issuable upon conversion of the Preferred Stock.

YEAR 2000

The Company is currently conducting a company-wide Year 2000 readiness program ("Y2K Program"). The Y2K Program is addressing the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000. Therefore, some computer hardware and software will need to be modified prior to the year 2000 to remain functional. The Company anticipates that its Year 2000 compliance will be substantially complete by March 1999.

The Company's Y2K Program is divided into three major categories: (i) internal information and accounting ("IT") systems, (ii) non-"IT" equipment and systems and (iii) third-party suppliers and customers. The general stages of review with respect to each of the categories are (a) identifying and assessing items or systems that are not Year 2000 compliant, (b) assessing costs and expenses associated with the various alternatives for remedying items and systems that are not Year 2000 compliant and (c) repairing or replacing items that are determined not to be Year 2000 compliant.

The Company is in varying stages of review with respect to each category within its Y2K Program. The Company has completed its review of its IT equipment and systems and currently believes that its internal information and accounting systems are Year 2000 compliant, except for certain field software that the Company currently does not believe is material to its operations. The Company currently is reviewing its various alternatives for making such field software Year 2000 compliant, and believes the costs associated therewith will not be material.

The Company currently is in the process of reviewing its non-IT equipment and systems. The Company does not believe such equipment and systems will present any material Year 2000 issues. At present, the Company has not identified any non-IT equipment and systems that are not Year 2000 compliant that cannot be remedied or replaced at minimal cost to the Company.

The Company has not yet begun its assessment of third party Year 2000 issues. The Company intends to begin this assessment during the fourth quarter of 1998. The Company's third party review initially will consist of written inquiries to third party suppliers, subcontractors and customers requesting information and representations from such third parties as to their readiness for the Year 2000. The Company will review these responses and, based upon such responses, will determine the necessity for requesting additional information as appropriate. The Company expects its initial review of third parties to be substantially complete during the first quarter of 1999.

Management believes that it has taken reasonable steps in developing its Year 2000 Program. Notwithstanding these actions, there can be no assurance that all of the Company's Year 2000 issues or those of its key suppliers, subcontractors or customers will be resolved or addressed satisfactorily before the Year 2000 commences. If the Company's key suppliers, subcontractors, customers and other third parties fail to address their Year 2000 issues, and there are no alternatives available to the Company, then the Company's usual channels of supply and distribution could be disrupted, in which event the Company could experience a material adverse impact on its business, results of operations or financial position. In addition, although the Company believes its internal planning efforts are adequate to address its internal Year 2000 concerns, there can be no assurances that the Company will not experience unanticipated negative consequences and material costs caused by undetected errors or defects in the technology used in its internal systems, which could have material adverse effect on the Company's business, results of operations or financial condition. The Company currently is unable to estimate the most reasonably likely worst-case effects of the arrival of the year 2000 and currently does not have a contingency plan in place for any such unanticipated negative effects. The Company intends to analyze reasonably likely worst-case scenarios and the need for such contingency planning once its review of third-party preparedness described above has been completed, and the Company expects to complete this analysis by June 30, 1999.

It is anticipated that the total costs related to the Year 2000 issue will not exceed $150,000. The majority of which has already been incurred by the Company. To date, there have been no material deferments of other IT projects resulting from the work taking place on the Company's Y2K
Program.

FORWARD-LOOKING INFORMATION

From time to time, the Company may make certain statements that contain "forward-looking" information as defined in the Private Securities Litigation Reform Act of 1995 and that involves risk and uncertainty. These forward-looking statements may include, but are not limited to, exploration and seismic acquisition plans, anticipated results from current and future exploration prospects, the anticipated results of wells based on logging data and production tests, future sales of production, earnings, margins, production levels and costs, market trends in the oil and natural gas industry and the exploration and development sector thereof, environmental and other expenditures and various business trends. Forward-looking statements may be made by management orally or in writing including, but not limited to, the Management's Discussion and Analysis of Financial Condition and Results of Operations section and other sections of the Company's filings with the Securities and Exchange Commission under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended.

Actual results and trends in the future may differ materially depending on a variety of factors including, but not limited to, the success of the Company's exploration and development program; changes in the price of oil and natural gas, which could cause the Company to delay or suspend planned drilling operations or reduce production levels; risks relating to the availability of capital to fund drilling operations and the Company's current estimates of its need for additional capital, which can be adversely affected by adverse drilling results, production declines, declines in oil and gas prices and declines in the overall economy; world-wide political stability and economic growth; the Company's successful execution of internal exploration, development and operating plans; risks inherent in the drilling of oil and natural gas wells, including risks of fire, explosion, blowout, pipe failure, casing collapse, unusual or unexpected formation pressures, unusual or unexpected weather conditions; litigation and disputes in the ordinary course of business; environmental hazards and other operating and production risks, which may temporarily or permanently reduce production or cause initial production or test results to not be indicative of future well performance or delay in timing of sales or completion of drilling operations; environmental regulation and costs; regulatory uncertainties and legal proceedings. The risks related to the year 2000, and the dates on which the Company believes its Y2K Program will be completed, are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, or that there will not be a delay in, or increased costs associated with, the implementation of the Company's Y2K Program. Specific factors that might cause differences between the estimates and actual results include, but are not limited to, the availability and cost of personnel trained in these areas, the ability to locate and correct all relevant computer codes, timely responses to and corrections by third parties and suppliers, the ability to implement interfaces between the new systems and the systems not being replaced, and similar uncertainties. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third parties and the interconnection of global businesses, the Company cannot ensure its ability to timely and cost effectively resolve problems associated with the Year 2000 issue that may affect its operations and business or expose it to third-party liability.

                           PART II - OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the reconvened special meeting of shareholders held on July 20, 1998, the Company's shareholders voted in favor of an amendment to the Company's restated articles of incorporation that increased the number of authorized shares of Common Stock from 100,000,000 to 200,000,000. The number of shares voted for and against and the number of abstentions and broker non-votes with respect to such matter is as follows:

                                                                                        BROKER
          MATTER                  FOR              AGAINST           ABSTAIN           NON-VOTE
          ------                  ---              -------           -------           --------
    Articles Amendment         22,765,409         1,095,592           42,958              50

At the annual meeting of shareholders held on August 28, 1998, the Company's shareholders (including preferred stockholders) elected Class II Directors. The following summarizes the number of votes for and against each nominee and the number of votes withheld and the number of broker non-votes.

                                                                                        BROKER
         NOMINEE                  FOR              AGAINST           ABSTAIN           NON-VOTE
         -------                  ---              -------           -------           --------
       E. L. Henry             39,976,969          487,347
       Joe E. Kares            39,976,969          487,347
   Gary A. Messersmith         39,976,969          487,347

In addition, in conjunction with such annual meeting, SLOPI, the holder of all of the Company's issued and outstanding Preferred Stock, elected Jim Funk as a director of the Company pursuant to SLOPI's rights under the certificate of designation governing the Preferred Stock.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

     3.1  Third Amended and Restated Articles of Incorporation

     3.2  Amended and Restated Bylaws

    10.1 Credit Agreement dated as of September 1, 1998, between NationsBank, N.A. and the Company.

    10.2  Employment Agreement with Lloyd V. DeLano effective November 5, 1997.

    10.3 Employment Agreement with P. Richard Gessinger effective December 1, 1997.

    10.4 Amendment No. 2 dated November 13, 1998 to Amended and Restated Credit Agreement dated May 22, 1998, by and among the Company, The Chase Manhattan Bank as administrative agent, and the various lenders party thereto.

     27.1 Financial Data Schedule.

(b) Reports on Form 8-K.

On July 10, 1998, the Company filed a Current Report on Form 8-K dated June 30, 1998, reporting the Shell Transactions and filing pro forma financial statements of the Company and historical financial statements for the Shell Properties.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        THE MERIDIAN RESOURCE CORPORATION
                                  (Registrant)

Date:  November 16, 1998                    By:   P. RICHARD GESSINGER
                                               P. Richard Gessinger
                                               Executive Vice President and
                                               Chief Financial Officer


                                            By:   LLOYD V. DELANO
                                               Lloyd V. DeLano
                                               Vice President and
                                               Chief Accounting Officer