Form 10-K
period 1998-12-31
MERIDIAN RESOURCE CORP
filed 1999-03-25
CIK 869369

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  DECEMBER 31, 1998   Commission file number:  1-10671

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

      (Title of each class)          (Name of each exchange on which registered)
  Common Stock, $0.01 par value               New York Stock Exchange

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

Aggregate market value of shares of common stock held by non-affiliates
of the Registrant at March 18, 1999.     $135,401,832

Number of shares of common stock outstanding at March 18, 1999.     45,817,319

                       DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Form (Items 10, 11, 12 and 13) is incorporated by reference from the registrant's Proxy Statement to be filed on or before April 30, 1999.

                        THE MERIDIAN RESOURCE CORPORATION
                               INDEX TO FORM 10-K


           PART I                                                          PAGE
                                                                           ----
Item 1.    Business ....................................................     3

Item 2.    Properties ..................................................    17

Item 3.    Legal Proceedings ...........................................    17

Item 4.    Submission of Matters to a Vote of Security Holders .........    18

                                     PART II

Item 5.    Market for Registrant's Common Equity and Related
           Shareholder Matters .........................................    19

Item 6.    Selected Financial Data .....................................    20

Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations .........................    21

Item 8.    Financial Statements and Supplementary Data .................    31

Item 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure .........................    56

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant ..........    56

Item 11.   Executive Compensation ......................................    56

Item 12.   Security Ownership of Certain Beneficial Owners
                    and Management .....................................    56

Item 13.   Certain Relationships and Related Transactions ..............    56

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and
                    Reports on Form 8-K ................................    57

           Signatures ..................................................    61

                                     PART I


ITEM 1. BUSINESS

GENERAL

The Meridian Resource Corporation is an independent oil and natural gas company that explores for, acquires and develops oil and natural gas properties using 3-D seismic technology. Our operations are focused in onshore oil and gas regions in south Louisiana and the Texas Gulf Coast as well as offshore in the Gulf of Mexico. As of December 31, 1998, (1) we had proved reserves of approximately 304 Bcfe with a SEC PV10 value of $293 million, and (2) approximately 56% of our proved reserves were natural gas and approximately 68% were classified as proved developed. Since December 31, 1998, as a result of our exploration efforts we have made significant discoveries that we currently estimate increase our proved reserves by 25 Bcfe as of March 18, 1999.

We believe we are among the leaders in the use of 3-D seismic technology by independent oil and natural gas companies. We also believe we have a competitive advantage in the areas where we operate because of our large inventory of seismic data to which we have rights or access and our expertise with, and careful application of, 3-D seismic technology.

During 1997, we expanded our operations into the Gulf of Mexico by merging with Cairn Energy USA, Inc. for shares of our common stock. This acquisition not only expanded the geographic scope of our operations, but also provided us with a greater base from which to expand and execute our operations.

Following the merger with Cairn, we acquired substantially all of Shell Oil Company's and its Affiliates' (collectively, "Shell") onshore south Louisiana oil and gas property interests in two separate transactions (the "Shell Transactions"). The Shell Transactions were consummated on June 30, 1998 and positioned us as one of the leading operators in south Louisiana. We believe we will be able to improve upon Shell's efforts to develop and explore these properties due to the larger number of geological and geophysical staff that we intend to dedicate to these properties. Additionally, the property interests acquired in the Shell Transactions allow us to focus on more lower risk development and exploration projects with a lesser dependence on higher risk exploration drilling. As a result of the Shell Transactions, Shell beneficially owns 39.9% of our common stock on a fully-diluted basis assuming the exercise of all outstanding stock options and warrants and conversion of all preferred stock.

As a result of the merger with Cairn and the Shell Transactions, we believe that we are strategically positioned to further expand our position as a leading independent oil and natural gas company operating in south Louisiana and the Texas Gulf Coast. We currently have interests in over 156,994 gross onshore acres in Louisiana and Texas and 427,484 gross offshore acres in the Gulf of Mexico. We also have rights or access to approximately 2,700 square miles of onshore 3-D seismic data and 1,200 square miles of offshore 3-D seismic data, which we believe to be one of the largest positions held by a company of our size operating in our core areas of operation.

The Meridian Resource Corporation was incorporated in Texas in 1990. Our headquarters are located at 15995 N. Barkers Landing, Suite 300, Houston, Texas 77079.

EXPLORATION STRATEGY

We have focused our exploration strategy on prospects where large accumulations of oil and natural gas have been found and where we believe substantial oil and natural gas reserve additions can be achieved through exploratory drilling in which we use 3-D seismic technology. We also seek to identify prospects with multiple potential productive zones to maximize the probability of success. In an effort to mitigate the risk of dry holes, we engage in a rigorous and disciplined review of each prospect utilizing the latest in technological advances with respect to prospect analysis and evaluation.

Our process of review of exploration prospects begins with a thorough analysis of the prospect using traditional methods of prospect development and computer technology to analyze all reasonably available 2-D seismic data and other geological and geophysical data with respect to the prospect. If the results of this analysis confirm the prospect potential, we seek to acquire 3-D seismic data over, and leasehold interests in or options to acquire leasehold interests in, the prospect area. We then apply state-of-the-art technology to assimilate and correlate the 2-D and 3-D seismic data on the prospect with all available well-log information and other data to create a computer model that we design to identify the location and size of potential hydrocarbon accumulations in the prospect. If our analysis of the model continues to confirm the potential for hydrocarbon accumulations within our prospect objectives, we will then seek to identify the most desirable drilling location to test the prospect and to maximize production if the prospect is successful.

The process of developing, reviewing and analyzing a prospect from the time we first identify it to the time that we drill it is generally a 12 to 36 month process in which we reject many potential prospects at various levels of the review. Although the cost of designing, acquiring, processing and interpreting 3-D seismic data and acquiring options and leases on prospects that we do not ultimately drill requires greater up-front costs per prospect than traditional exploration techniques, we believe that the elimination of prospects that are unlikely to be successful and that might otherwise have been drilled at a substantial cost results in significant lower finding cost. We also believe that our use of 3-D seismic technology minimizes development costs by allowing for the better placement of initial and, if necessary, development wells.

We attempt to match our exploration risks with expected results by retaining working interests that historically have been between 50% and 75% in our onshore wells. Our working interests may vary in certain prospects depending on participation structure, assessed risk, capital availability and other factors. In addition, working interests in offshore properties we acquired in the Cairn acquisition average between 3% and 50% in each well. We intend to increase our offshore working interests over time as we will operate a greater percentage of future projects. Our offshore properties also involve higher exploration and drilling costs and risks commonly associated with offshore exploration, including costs of constructing exploration and production platforms and pipeline interconnections, as well as weather delays and other matters.

3-D SEISMIC TECHNOLOGY

An integral part of our exploration strategy is the application and reliance on 3-D seismic technology. We believe that we have a competitive advantage over many of our competitors because we apply a disciplined approach to our use of 3-D seismic technology and we have rights or access to a substantial inventory of 3-D seismic data covering our existing properties and new potential prospects.

We use 3-D seismic technology as a key exploration and drilling tool and not merely to exploit development opportunities or to confirm the potential viability of a prospect without engaging in the detailed process of analyzing and correlating the data with other seismic and well data to identify the most probable areas for hydrocarbon accumulations. We believe that our application of this technology enables us to develop a much more accurate definition of the risk profile of an exploratory prospect than was previously available using traditional-exploration techniques. As a result, we believe our use of this technology increases our success rates and reduces our dry-hole costs compared to companies that do not engage in a similar process.

We also have sought to achieve advantages over our competitors by acquiring substantial 3-D seismic data over our prospects prior to drilling and by securing access to new data over our existing and new prospect areas. We estimate that the inventory of both proprietary and non-proprietary data that we own or have rights to acquire has increased from approximately 1,025 square miles at December 31, 1996 to approximately 3,900 square miles at December 31, 1998. In addition, the Shell transactions provide us with access to substantially all of Shell's existing 2-D seismic grid covering onshore South Louisiana.

We attempt to maximize the quality and usefulness of our 3-D seismic data by participating in the original design of the survey whenever practicable. After the survey is designed, we test the design for the amount and type of energy source, shot proprietary hole depths and layout, and type and placement of recording devices to optimize data quality. We also seek to have a representative on location during the acquisition process and conduct periodic quality-control checks as a survey progresses.

We can test the survey design in part because we can process the survey field data using our own staff, a capability that is atypical among independent exploration and production companies. 3-D seismic processing involves extracting data from magnetic tapes recorded in the field and filtering that information with a variety of software programs that present the data interpretation software can use it. We believe that having the capability to process internally gives us greater control over not only the survey planning but also over the cost and timing of processing the survey data, and gives us greater flexibility to control the assumptions used in processing the data.

Once we complete our processing, we then analyze the data using state-of-the-art interpretation software and techniques, including amplitude variation with offset, 3-D and 2-D pre-stack depth migration, coherency and inversion techniques. In the areas where we are active, the complex geology and variable acoustic velocities of the subsurface strata make interpretation of the seismic data in imaging a subsurface structure a highly subjective process, often requiring us to apply combinations of interpretive techniques and multiple iterations to yield the best solution. In addition to seismic data, we use all available subsurface data from wells previously drilled in the surrounding areas to correlate structural position and to test the validity of hydrocarbon indicators, where applicable.

OIL AND GAS PROPERTIES

This following table sets forth as of December 31, 1998, our net proved reserves, average working interest and the operator of our 10 largest properties representing 80% of our proved reserves as of December 31, 1998.

                                           NET PROVED RESERVES
                                            GAS        OIL     TOTAL
                FIELD                      MMCF       MBLS    (BCFE)  OPERATOR
                -----                      ----       ----    ------  --------
ONSHORE(1)
  Weeks Island ......................     24,897     13,980    108.8   TMRC
  Lac Blanc .........................     17,306        178    18.4    TMRC
  West Lake Verret ..................      3,100      2,396    17.5    TMRC
  Turtle Bayou ......................     15,859         73    16.3    TMRC
  Backridge (Cameron) ...............      2,113      2,077    14.6    TMRC
  Chocolate Bayou ...................      8,364        143     9.2    TMRC
  Gibson-Humphreys ..................      3,959         97     4.5    TMRC
OFFSHORE
  East Cameron Block 331/332 ........     13,705        703    17.9 Third Party
  South Timbalier Block 290/291 .....      6,883        207     8.1    TMRC
  Vermillion Block 203 ..............      3,915         34     4.1 Third Party

(1)      Includes properties located in state waters and transition zones.

This table does not include the Company's new field discovery at North Turtle Bayou which represents 25 BCFE of proved reserves added subsequent to year end.

WEEKS ISLAND FIELD. The Weeks Island is located in Iberia Parish, Louisiana, at the northeast lobe of Vermillion Bay. We have acquired a 100 square mile 3-D seismic survey over the dome that is currently being processed. Average daily gross production during December 1998 was 73.7 Mmcfe (50.1 Mmcfe net) from 13 gross (13 net) wells. During 1998, we drilled 4 gross wells in this field, 4 of which were commercially productive. We currently plan to drill five development wells in this field during 1999. At least two offset-development locations are being permitted. Enron has claimed an ownership interest in certain of our recently drilled wells in this field. This dispute is currently in arbitration. See "Legal Proceedings."

LAC BLANC FIELD. The Lac Blanc field is located 25 miles southwest of Abbeville in Vermillion Parish, Louisiana. The field is in White Lake and is operated by work boat. We have acquired a 40 square mile 3-D that is currently being processed. Average daily gross production during December 1998 was 2.7 Mmcfe (1.0 Mmcfe net) from 5 gross (2.5 net) wells.

WEST LAKE VERRET . The West Lake Verret field is located 64 miles west of New Orleans in St. Martins Parish, Louisiana. We acquired a 63 square mile 3-D seismic survey covering the field that was shot in 1993. Average daily gross production during December 1998 was 7.9 Mmcfe (6.6 Mmcfe net) from 44 gross (44 net) wells. We currently plan to drill two development wells in this field during 1999.

TURTLE BAYOU FIELD. The Turtle Bayou field is located 65 miles southwest of New Orleans in Terrebonne Parish, Louisiana. We acquired a proprietary 3-D seismic survey covering the field that was shot in 1993. Average daily gross production during December 1998 was 6.1 Mmcfe (5.4 Mmcfe net) from 13 gross (13 net) wells. During 1998, we drilled one gross well in this field, which was commercially productive. We currently plan to drill one development well in this field during 1999.

BACKRIDGE (CAMERON) FIELD. The Backridge (Cameron) field is located one mile north of the town of Cameron in Cameron Parish, Louisiana. In 1994, we acquired a 43-square mile proprietary 3-D survey over the area that led to multiple discoveries. Average daily gross production during December 1998 was 12.5 Mmcfe (5 Mmcfe net) from 5 gross (2.5 net) wells.

CHOCOLATE BAYOU FIELD . The Chocolate Bayou field is located 35 miles south of Houston in Brazoria Co., Texas. We acquired 70 square miles of seismic data covering the field which led to our discovery of this field. The first production began in January 1993 and we have drilled a total of 8 wells to date. Average daily gross production during December 1998 was 12.9 Mmcfe (3.6 Mmcfe net) from 5 gross (2.9 net) wells.

GIBSON-HUMPHREYS FIELD. The Gibson-Humphreys field is located 55 miles southwest of New Orleans in Terrebonne Parish, Louisiana. Shell licensed to us 13 square miles of a large non-proprietary 3-D seismic program in 1994 that will be used for future field development. Average daily gross production during December 1998 was .9 Mmcfe (.4 Mmcfe net) from 3 gross (1.5 net) wells.

EAST CAMERON 331/332 FIELD. The East Cameron 331/332 field is located 98 miles offshore Louisiana in 240 feet of water. The field's production is processed through a 21 slot, four-pile manned drilling and production platform with 100 Mmcf/day and 10,000 Bbl/day capacity. We will sidetrack the No. A-7 well to test a Lentic 5 amplitude anomaly that ties to log shows in the No. A-16 well. Average daily gross production during December 1998 was 59.2 Mmcfe (11.3 Mmcfe net) from 12 gross (3.6 net) wells. During 1998, we drilled two gross wells in this field, one of which was commercially productive.

SOUTH TIMBALIER 290/291 FIELD. The South Timbalier 290/291 field is located 60 miles offshore Louisiana in 395 feet of water. The field's production will be processed through an eight slot, four-pile manned drilling and production platform with 50 Mmcf/day and 5,000 Bbl/day capacity. The platform was installed in the fourth quarter of 1998 and testing of the No. 1 well began immediately thereafter. A comprehensive development program will commence based on the No. 1 well test results. We currently plan to drill two exploratory wells in this field during 1999.

VERMILLION 203 FIELD. The Vermillion Block 203 field is located 56 miles offshore Louisiana in 100 feet of water. The field's production is processed through a six slot, four-pile unmanned production platform with facilities capable of processing 50 Mmcf/day and 5,000 Bbl/day. Average daily gross production during December 1998 was 4.0 Mmcfe (1.5 Mmcfe net) from two gross (one net) wells.

PRODUCING PROPERTIES

The following table sets forth reserve and production information by region with respect to our proved oil and gas reserves as of December 31, 1998. The reserve volumes were prepared by T.J. Smith & Company, Inc., independent reservoir engineers.

                                                                                GULF OF
                                                TEXAS          LOUISIANA        MEXICO         OTHER          TOTAL
                                             ------------   --------------   -------------   -----------   --------------
RESERVES AS OF DECEMBER 31, 1998
     Oil (MBbls) ......................            143          20,992           1,242        _____          22,377
     Gas (MMcf) .......................          8,364         123,692          37,831        _____         169,887
STANDARDIZED MEASURE OF DISCOUNTED
FUTURE NET CASH FLOWS ($000)(1) .......       $ 11,401        $237,981        $ 43,995        _____        $293,377
PRODUCTION FOR THE YEAR ENDED
DECEMBER 31, 1998
     Oil (MBbls) ......................             49           1,812             499            5           2,365
     Gas (MMcf) .......................          2,311           7,732          10,429          131          20,603

(1) The Standardized Measure of Discounted Future Net Cash Flows represents the Present Value of Future Net Revenues after income taxes discounted at 10%. For calculating the Present Value of Future Net Revenues as of December 31, 1998, we used the prices we received at December 31, 1998, which were $10.13 per Bbl of oil and $2.14 per Mcf of natural gas.

PRODUCTIVE WELLS

At December 31, 1998, 1997, and 1996, we held interests in the following productive wells. The majority of our 45 gross (10 net) wells in the Gulf of Mexico as of December 31, 1998 have multiple completions.

                                                                            DECEMBER 31,
                                            1998                              1997                                1996
                                 ---------------------------      ----------------------------       ------------------------------
                                    GROSS            NET             GROSS             NET               GROSS             NET
                                 -----------     -----------      ------------     -----------       -------------     ------------
Oil Wells......................          117              89                16               7                  12                4
Gas Wells......................           94              42               345              94                 337               91
         Total.................          211             131               361             101                 349               95
                                 ===========     ===========      ============     ===========       =============     ============

OIL AND NATURAL GAS RESERVES

Presented below are our estimated quantities of proved reserves of crude oil and natural gas, Future Net Cash Flows, Present Value of Future Net Revenues and the Standardized Measure of Discounted Future Net Cash Flows as of December 31, 1998. Information set forth in the following table is based on reserve reports we prepared in accordance with the rules and regulations of the Commission. The reserve volumes were prepared by T. J. Smith & Company, Inc., independent reservoir engineers, as of December 31, 1998.

                                                                   PROVED RESERVES AT DECEMBER 31, 1998
                                             --------------------------------------------------------------------------------
                                               DEVELOPED          DEVELOPED            UNDEVELOPED               TOTAL
                                               PRODUCING        NON-PRODUCING
                                             -------------    ------------------    ------------------    -------------------
                                                                          (DOLLARS IN THOUSANDS)
Net Proved Reserves:
Oil (MBbls)................................         11,783                 2,809                 7,785                 22,377
Gas (MMcf).................................         70,922                49,311                49,654                169,887
Natural Gas Equivalent (Mmcfe).............        141,620                66,165                96,364                304,149
Future Net Cash Flows(1)..............................................................................              $ 407,663
Standardized Measure of Discounted Future Net Cash Flows(1)...........................................              $ 293,377

---------------
(1) The Standardized Measure of Discounted Future Net Cash Flows we prepared represents the Present Value of Future Net Revenues after income taxes discounted at 10%. For calculating the Future Net Cash Flows, the Present Value and Future Net Revenues and Standard Measure of Discounted Future Net Cash Flows as of December 31, 1998, we used the prices we received at December 31, 1998, which were $10.13 per Bbl of oil and $2.14 per Mcf of natural gas.

You can read additional reserve information in our Consolidated Financial Statements and the Supplemental Oil and Gas Information (unaudited) included elsewhere herein. We have not included estimates of total proved reserves, comparable to those disclosed herein, in any reports filed with federal authorities other than the Commission.

In general, we base our estimates of economically recoverable oil and natural gas reserves and of the future net revenues therefrom on a number of variable factors and assumptions, such as historical production from the subject properties, the assumed effects of regulation by governmental agencies and assumptions concerning future oil and natural gas prices and future operating costs, all of which may vary considerably from actual results. All such estimates are to some degree speculative, and classifications of reserves are only attempts to define the degree of speculation involved. For these reasons, estimates of the economically recoverable oil and natural gas reserves attributable to any particular group of properties, classifications of such reserves based on risk of recovery and estimates of the future net revenues expected therefrom, prepared by different engineers or by the same engineers at different times, may vary substantially. Therefore, the actual production, revenues, severance and excise taxes, and development and operating expenditures with respect to our reserves likely will vary from such estimates, and such variances could be material.

Estimates with respect to proved reserves that we may develop and produce in the future are often based on volumetric calculations and on analogy to similar types of reserves rather than actual production history. Estimates based on these methods generally are less reliable than those based on actual production history, and subsequent evaluation of the same reserves, based on production history, will result in variations, which may be substantial, in the estimated reserves.

In accordance with applicable requirements of the Commission, we based the estimated discounted future net revenues from estimated proved reserves on prices and costs as of the date of the estimate unless such prices or costs are contractually determined at such date. Actual future prices and costs may be materially higher or lower. Actual future net revenues also will be affected by factors such as actual production, supply and demand for oil and natural gas, curtailments or increases in consumption by natural gas purchasers, changes in governmental regulations or taxation and the impact of inflation on costs.

OIL AND NATURAL GAS DRILLING ACTIVITIES

The following table sets forth the gross and net number of productive, dry and total exploratory and development wells that we drilled in 1998, 1997 and 1996.

                                                              GROSS WELLS                                  NET WELLS
                                                ---------------------------------------     ---------------------------------------
                                                  PRODUCTIVE        DRY         TOTAL         PRODUCTIVE        DRY         TOTAL
                                                --------------    --------    ---------     --------------    --------    ---------
EXPLORATORY WELLS
Year ended December 31, 1998...................       8                 12           20                2.9         6.3          9.2
Year ended December 31, 1997...................       7                  9           16                4.4         3.5          7.9
Year ended December 31, 1996...................       15                13           28                6.0         5.3         11.3
DEVELOPMENT WELLS
Year ended December 31, 1998...................       6                  1            7                4.5          .2          4.7
Year ended December 31, 1997...................       3                  -            3                0.8           -          0.8
Year ended December 31, 1996...................      ---                 -            -                  -           -            -

The Company had 4 gross (1.9 net) exploratory wells in progress at December 31, 1998.

PRODUCTION

The following table summarizes the net volumes of oil and natural gas produced and sold, and the average prices received with respect to such sales, from all properties in which we held an interest during 1998, 1997 and 1996.

                                                                              YEAR ENDED DECEMBER 31,
                                                         ------------------------------------------------------------------
                                                               1998                     1997                    1996
                                                         -----------------       ------------------       -----------------
PRODUCTION:
     Oil (Mbbls)..................................                   2,365                      914                     751
     Natural gas (MMcf)...........................                  20,603                   14,603                  15,783
     Natural gas equivalent (MMCFE)...............                  34,793                   20,087                  20,289

AVERAGE PRICES:
     Oil ($/Bbl)..................................                $  12.19                $   19.72               $   21.92
     Natural Gas ($/Mcf)..........................                $   2.16                $    2.70               $    2.44
     Natural gas equivalent($/MCFE)...............                $   2.11                $    2.86               $    2.71

PRODUCTION EXPENSES:
     Lease operating expenses
         ($/MCFE).................................                $   0.37                $    0.28               $    0.23
     Severance and ad valorem
         taxes ($/MCFE)...........................                $   0.12                $    0.11               $    0.08

ACREAGE

The following table sets forth the developed and undeveloped oil and natural gas acreage in which we held an interest as of December 31, 1998. Undeveloped acreage is considered to be those lease acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas, regardless of whether or not such acreage contains proved reserves.

                                                                                DECEMBER 31, 1998
                                                    -------------------------------------------------------------------------
                                                                DEVELOPED                              UNDEVELOPED
                                                    ----------------------------------      ---------------------------------
     REGION                                             GROSS                NET                GROSS               NET
                                                    --------------      --------------      -------------      --------------
TEXAS                                                        1,510               1,172                380                 225
LOUISIANA                                                   38,160              29,923            116,944              64,763
GULF OF MEXICO                                             109,746              30,922            317,738             141,490
                                                    --------------      --------------      -------------      --------------
     TOTAL                                                 149,416              62,017            435,062             206,478
                                                    ==============      ==============      =============      ==============

In addition to the above acreage, we currently have options or farm-ins to acquire leases on approximately 29,704 gross (13,573 net) acres of undeveloped land located in Texas and Louisiana. Our fee holdings of 5,000 acres have been included in the undeveloped acreage and have been reduced to reflect the interest that has been leased to third parties.

GEOLOGIC AND GEOPHYSICAL EXPERTISE

We employ approximately 98 full-time non-union employees. Our exploration staff consists of 44 persons, representing 45% of our total personnel. Our staff includes 9 full-time geologists and 11 full-time geophysicists, with between 9 and 43 years of experience in generating onshore and offshore prospects in the Louisiana, Texas Gulf Coast and in the Gulf of Mexico. Our geologists and geophysicists generate and review all prospects using computer hardware and software. This group of professionals reduces our dependence on outside technical consultants, allowing us to generate most of our prospects rather than taking promoted prospects generated by outside geologists.

In the interest of retaining talented technical personnel, we have adopted an incentive compensation plan for our senior geologists, geophysicists, consultants and executives that relates each individual's compensation to the success of our exploration activities by providing compensation based on results of the prospects.

MARKETING OF PRODUCTION

We market our production to third parties consistent with industry practices. Typically, we sell our onshore oil production at the wellhead at field-posted prices and we sell our natural gas under contract at a negotiated price based on factors normally considered in the industry, such as price regulations, distance from the well to the pipeline, well pressure, estimated reserves, quality of natural gas and prevailing supply and demand conditions. We typically sell our onshore gas production under short-term contracts or in the spot market.

We sell our offshore oil production to various purchasers under short-term arrangements at prices negotiated by third parties, but at prices no less than such purchasers' posted prices for the respective areas less standard deductions. We typically sell our offshore gas production pursuant to short-term contracts or in the spot market.

The following table sets forth purchasers of our oil and natural gas that accounted for more than 10% of total revenues for 1998, 1997 and 1996.

                                                                           YEAR ENDED DECEMBER 31,
                                                         ------------------------------------------------------------
     CUSTOMER                                                  1998                 1997                  1996
     --------
                                                         ----------------     -----------------     -----------------
Tauber Oil Company.....................................        32%                  -----                 -----
Equiva Trading Company(1)..............................        22%                  -----                 -----
Coral Energy Resources(1)..............................        15%                  -----                 -----
Phillips Petroleum Company.............................       -----                  20%                   22%
Coastal Corporation....................................       -----                  15%                   21%
Koch Oil Company.......................................       -----                  15%                   12%

(1)   These entities are affiliates of Shell.

We believe that the loss of any of these purchasers would not have a material adverse effect on our results of operations because other purchasers for its oil and natural gas are available.

MARKET CONDITIONS

Our revenues, profitability and future rate of growth substantially depend on prevailing prices for natural gas and, to a lesser extent, oil. Oil and natural gas prices have been extremely volatile in recent years and are affected by many factors outside our control. Since 1992, prices for West Texas Intermediate crude have ranged from $23.39 to $8.00 per Bbl and the monthly average of the Gulf Coast spot market natural gas price at Henry Hub, Louisiana, has ranged from $3.97 to $1.08 per Mcf. Prices we received for our oil production have been significantly depressed since the fourth quarter of 1997. Average natural gas prices have similarly declined, but on a less dramatic basis. As a result of these declines, the average price we received during the year ended December 31, 1998 was $2.11 per Mcfe compared to $2.86 per Mcfe during the year ended December 31, 1997, which negatively impacted our revenues and cash flow during 1998. These declines in prices of oil and natural gas have affected the results and associated cash flow of our properties. The volatile nature of the energy markets makes it difficult to estimate future prices of oil and natural gas; however, any prolonged period of depressed prices would have a material adverse effect on our results of operations and financial condition.

The marketability of our production depends in part on the availability, proximity and capacity of natural gas gathering systems, pipelines and processing facilities. Federal and state regulation of oil and natural gas production and transportation, general economic conditions, changes in supply and changes in demand could adversely affect our ability to produce and market our oil and natural gas. If market factors were to change dramatically, the financial impact on us could be substantial. We do not control the availability of markets and the volatility of product prices are beyond our control and thus they represent significant risks.

COMPETITION

The oil and natural gas industry is highly competitive for prospects, acreage (including offshore in the Gulf of Mexico) and capital. Our competitors include numerous major and independent oil and natural gas companies, individual proprietors, drilling and income programs and partnerships. Many of these competitors possess and employ financial and personnel resources substantially in excess of those available to us and may, therefore, be able to define, evaluate, bid for and purchase more oil and natural gas properties than we can. There is intense competition in marketing oil and natural gas production, and there is competition with other industries to supply the energy and fuel needs of consumers.

At present, we compete with Shell in the Gulf of Mexico for offshore prospects and we expect that such competition will continue. Shell also retains and may obtain in the future interests in producing properties and exploration prospects in Louisiana state waters and adjacent onshore areas where Shell competes with us. In addition, although Shell currently does not have any significant working interests in producing properties or exploration prospects onshore in south Louisiana, and has indicated to us that it does not currently intend to obtain any such interests, it may do so in the future.

REGULATION

The availability of a ready market for any oil and natural gas production depends on numerous factors that we do not control. These factors include regulation of oil and natural gas production, federal and state regulations governing environmental quality and pollution control, state limits on allowable rates of production by a well or proration unit, the amount of oil and natural gas available for sale, the availability of adequate pipeline and other transportation and processing facilities and the marketing of competitive fuels. For example, a productive natural gas well may be "shut-in" because of an oversupply of natural gas or lack of an available natural gas pipeline in the areas in which we may conduct operations. State and federal regulations generally are intended to prevent waste of oil and natural gas, protect rights to produce oil and natural gas between multiple owners in a common reservoir, control the amount of oil and natural gas produced by assigning allowable rates of production and control contamination of the environment. Pipelines are subject to the jurisdiction of various federal, state and local agencies.

Oil and natural gas production operations are subject to various types of regulation by state and federal agencies. Legislation affecting the oil and natural gas industry is under constant review for amendment or expansion. In addition, numerous departments and agencies, both federal and state, are authorized by statute to issue rules and regulations that bind the oil and natural gas industry and its individual members, some of which carry substantial penalties for failure to comply. The regulatory burden on the oil and natural gas industry increases our cost of doing business and, consequently, affects our profitability.

All of our federal offshore oil and gas leases are granted by the federal government and are administered by the Mineral Management Service (the "MMS"). These leases require compliance with detailed federal regulations and orders that regulate, among other matters, drilling and operations and the calculation of royalty payments to the federal government. Ownership interests in these leases generally are restricted to United States citizens and domestic corporations. The MMS must approve any assignments of these leases or interests therein.

The federal authorities, as well as many state authorities, require permits for drilling operations, drilling bonds and reports concerning operations and impose other requirements relating to the exploration and production of oil and gas. These states also have statutes or regulations addressing conservation matters, including provisions for the unitization or pooling of oil and gas properties, the establishment of maximum rates of production from oil and gas wells and the regulation of spacing, plugging and abandonment of such wells. The statutes and regulations of the federal authorities, as well as many state authorities, limit the rates at which we can produce oil and gas on our properties.

GAS PRICE CONTROLS

Prior to January 1993, the Federal Energy Regulatory Commission ("FERC") under the Natural Gas Price Act ("NGPA"), regulated certain natural gas and prescribed maximum lawful prices for natural gas sales effective December 1, 1978. Effective January 1, 1993, natural gas prices were completely deregulated. Consequently, sales of our natural gas after such date may be made at market prices.

The FERC regulates interstate natural gas pipeline transportation rates and service conditions that affect the marketing of natural gas we produce, as well as the revenues we receive for sales of such natural gas. Since the latter part of 1985, the FERC has adopted policies intended to make natural gas transportation more accessible to gas buyers and sellers on an open and non-discriminatory basis. The FERC's latest action in this area, Order No. 636, reflected its finding that under the then current regulatory structure, interstate pipelines and other gas merchants, including producers, did not compete on a "level playing field" in selling gas. Order No. 636 instituted individual pipeline service restructuring proceedings, designed specifically to "unbundle" those services (e.g., transportation, sales and storage) provided by many interstate pipelines so that buyers of natural gas may secure gas supplies and delivery services from the most economical source, whether interstate pipelines or other parties. The FERC has issued final orders in almost all restructuring proceedings.

Although Order No. 636 does not regulate gas producers such as us, the FERC has stated that Order No. 636 is intended to foster increased competition within all phases of the natural gas industry. It is unclear what impact, if any, increased competition within the natural gas industry under Order No. 636 will have on us and our marketing efforts, although recent price declines for natural gas may be attributable, in part, to better gas distribution resulting from Order No. 636. In addition, numerous petitions seeking judicial review of Order No. 636 and the individual pipeline restructuring orders have been filed. It is not possible to predict what, if any, effect the final restructuring rule will have on us. We do not believe, however, that we will be affected by any action taken with respect to Order No. 636 any differently than other gas producers and marketers with which we compete.

The FERC has adopted a policy concerning "spin-downs" and "spin-offs" of gathering systems operated by jurisdictional pipelines to non-jurisdictional entities. Because we use gathering service for the transportation of gas from the wellhead to gas transmission pipelines, this policy could affect us. In reviewing applications for "spin-downs" and "spin-offs", the FERC has considered whether existing shippers have satisfactory contractual arrangements for gathering in place. In instances in which this is not the case, the gathering company has been required to offer a "default" contract for gathering services. The impact that this new policy will have on the gathering rates we pay or the gathering services we received cannot yet be determined.

Additional proposals and proceedings that might affect the natural gas industry are pending before Congress, the FERC and the courts. The natural gas industry historically has been very heavily regulated; therefore, we cannot assure you that the less-stringent regulatory approach recently pursued by the FERC and Congress will continue.

OIL PRICE CONTROLS

Our sales of crude oil, condensate and gas liquids are not regulated and are made at market prices.

STATE REGULATION OF OIL AND NATURAL GAS PRODUCTION

States where we conduct our oil and natural gas activities regulate the production and sale of oil and natural gas, including requirements for obtaining drilling permits, the method of developing new fields, the spacing and operation of wells and the prevention of waste of natural gas and resources. In addition, most states regulate the rate of production and may establish maximum daily production allowables for wells on a market demand or conservation basis.

ENVIRONMENTAL REGULATION

Our operations are subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may require us to acquire a permit before we commence drilling, restrict the types, quantities and concentration of various substances that we can release into the environment in connection with drilling and production activities, limit or prohibit our drilling activities on certain lands lying within wilderness, wetlands and other protected areas, and impose substantial liabilities for pollution resulting from our operations. Moreover, the recent trend toward stricter standards in environmental legislation and regulation is likely to continue. For instance, legislation has been proposed in Congress from time to time that would reclassify certain oil and gas exploration and production wastes as "hazardous wastes", which would make the reclassified wastes subject to much more stringent handling, disposal and clean-up requirements. If such legislation were enacted, it could have a significant impact on our operating costs, as well as the oil and natural gas industry in general. Initiatives to further regulate the disposal of oil and gas wastes also are pending in certain states, and these various initiatives could have a similar impact on us. We believe that we substantially comply with current applicable environmental laws and regulations and that continued compliance with existing requirements will not have a material adverse impact on us.

OPA. The Oil Pollution Act of 1990 (the "OPA") and regulations thereunder impose a variety of regulations on "responsible parties" related to the prevention of oil spills and liability for damages resulting from such spills in United States waters. A "responsible party" includes the owner or operator of a facility or vessel, or the lessee or permittee of the area where an offshore facility is located. The OPA assigns liability to each responsible party for oil-removal costs and a variety of public and private damages. While liability limits apply in some circumstances, a party cannot take advantage of liability limits if the party caused the spill by gross negligence or willful misconduct or resulted from violation of a federal safety, construction or operating regulation. If the party fails to report a spill or to cooperate fully in the cleanup, liability limits likewise do not apply. Few defenses exist to the liability imposed by the OPA.

The OPA also imposes ongoing requirements on a responsible party, including proof of financial responsibility to be able to cover at least some costs if a spill occurs. On August 25, 1993, the MMS published an advance notice that it intends to adopt a rule under the OPA that would require owners and operators of offshore oil and gas facilities to establish $150 million in financial responsibility. Under the proposed rule, financial responsibility could be established through insurance, guaranty, indemnity, surety bond, letter of credit, qualification as a self-insurer or a combination thereof. There is substantial uncertainty as to whether insurance companies or underwriters will be willing to provide coverage under the OPA because the statute provides for direct lawsuits against insurers who provide financial responsibility coverage, and most insurers have strongly protested this requirement. The financial tests or other criteria that will be used to judge self-insurance also are uncertain. We cannot predict the final form of the financial responsibility rule that the MMS will adopt, but such rule could impose on us substantial additional annual costs or otherwise materially adversely affect us. The impact of the rule should not be any more adverse to us than it will be to other similarly situated or less-capitalized owners or operators in the Gulf of Mexico.

The OPA also imposes other requirements, such as the preparation of an oil-spill contingency plan. We have such a plan in place. Failure to comply with ongoing requirements or inadequate cooperation during a spill may subject a responsible party to civil or criminal enforcement actions.

CERCLA. The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as the "Superfund" law, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons who are considered to have contributed to the release of a "hazardous substance" into the environment. These persons include the owner or operator of the disposal site or sites where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances, and under CERCLA such persons or companies would be subject to joint-and-several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.

TITLE TO PROPERTIES

As is customary in the oil and natural gas industry, we make only a cursory review of title to undeveloped oil and natural gas leases at the time we acquire them. However, before drilling commences, we search the title, and remedy any material defects before we actually begin drilling the well. To the extent title opinions or other investigations reflect title defects, we (rather than the seller or lessor of the undeveloped property) typically are obligated to cure any such title defects at our expense. If we were unable to remedy or cure any title defect so that it would not be prudent for us to commence drilling operations on the property, we could suffer a loss of our entire investment in the property. We believe that we have good title to our oil and natural gas properties, some of which are subject to immaterial encumbrances, easements and restrictions. Under the terms of our credit facility, we may not grant liens on various of our properties and must grant to our lenders a lien on such property in the event of certain defaults. Our owned oil and natural gas properties also typically are subject to royalty and other similar noncost-bearing interests customary in the industry. We currently are in a dispute with respect to our interest in the Southwest Holmwood field. Enron also has claimed an interest in wells that we have drilled in the Weeks Island Field. See " - Legal Proceedings".

We acquired substantial portions of our 3-D seismic data through licenses and other similar arrangements. Such licenses contain transfer and other restrictions customary in the industry.

ITEM 2. PROPERTIES

PRODUCING PROPERTIES

For information regarding the Company's properties, see "Item 1. Business" above.

ITEM 3.  LEGAL PROCEEDINGS

In June 1996, Amoco Production Company ("Amoco") filed suit against us in Louisiana State Court in Calcasieu Parish with respect to a dispute involving our drilling of our Ben Todd No. 1 (TMRC) well in the Southwest Holmwood
Field in which we and Amoco each hold a 50% leasehold interest. The case was removed to the United States District Court for the Western District of Louisiana in July 1996. We drilled the Ben Todd No. 1 (TMRC) well under a participation agreement between us and Amoco pursuant to which Amoco had a right to participate in the well. We drilled the well after providing notice to Amoco pursuant to the participation agreement that we intended to drill the well and that Amoco had failed to take action to elect to participate in the well. Prior to drilling the well, our legal advisors informed us that under our Joint Operating Agreement with Amoco, we had the right to drill the well because Amoco had refused to consent to drill the well after we requested to do so. Amoco also did not seek to enjoin the drilling of the well and accepted the benefits (both working interest and royalty revenues) of the well following the drilling thereof as well as other benefits under the Participation Agreement or lease. Amoco alleged in its suit that the Participation Agreement did not permit us to drill the well and sought to recover all the revenues from the well or to stop us from producing from the well. Amoco requested that the trial court cancel the Participation Agreement and our leasehold interest in the prospect, which included our 50% interest in the Ben Todd No. 2 (Amoco) well that Amoco drilled prior to the Ben Todd No. 1 (TMRC) well on an agreed basis. We filed a counterclaim for breach of contract, unfair practices and other claims.

On December 22, 1997, the United States District Court for the Western District of Louisiana entered a judgment against us in this matter and ordered that the Participation Agreement did not permit us to drill the Ben Todd No. 1 (TMRC) well and that the Participation Agreement and related lease had been terminated by virtue of our drilling the well. The trial court also dismissed our counterclaims against Amoco. The trial court further ordered a reversion of our rights to the Ben Todd No. 1 (TMRC) well and the Ben Todd No. 2 (Amoco) well and directed us to account for all production and monies we received from the date of the cancellation of the lease. We recorded a charge of $6.2 million in the fourth quarter of 1997, representing our estimated portion of the potential loss, which is net of approximately $4.0 million of amounts that would be recoverable from third parties with respect to the Amoco lawsuit. We do not expect any material additional charges to be made with respect to this matter. We have reported no reserves related to these properties as of December 31, 1997 or thereafter. We have filed an appeal relating to the decision of the trial court in this litigation.

In November, 1998 Enron Capital & Trade Resources Corp. ("Enron") filed an action in the District Court of Harris County, Texas, 11th Judicial District, Texas which is proceeding against certain Shell affiliates ("Shell") and us. The pleadings allege causes of action against Shell and us for trespass and tortious interference with contract and seeking declaratory and injunctive relief. Enron further asserts that our drilling and operation of certain Louisiana oil and gas wells has and will trespass upon Enron's Louisiana property interests and tortiously interfere with a Participation Agreement dated June 12, 1996 between Enron and Shell (the "Participation Agreement"). Enron asserts that it is being denied its right to participate in certain drilling projects allegedly included under the Participation Agreement, including interests in wells drilled in the Weeks Island Field. The properties in dispute, which we acquired from Shell in the Shell Transactions on June 30, 1998, are exploration projects identified in the Participation Agreement. The Participation Agreement includes the Weeks Island Field only with respect to "deeper pool tests in the lower Miocene Sands." To date, the only wells we have drilled in the Weeks Island Field under the Participation Agreement were in the upper Miocene sands and not the lower Miocene sands. In response to Enron's claims, we filed an action against Enron in the 31st Judicial District for the Parish of Jefferson Davis,

Louisiana seeking injunctive relief from Enron's interference with our rights to operate our wells and properties located in Louisiana that we purchased and contracted with Shell to own and operate. Additionally, we asserted that the matter should be addressed and resolved by the Louisiana Commissioner of Conservation. We subsequently entered into a stipulation with Enron whereby Enron agreed not to contest us on the wells being drilled at that time, of which three are currently in operation in the Thornwell Field, that Guidry 21-1, Guidry 16-1 and Lacassine #33-3.

The properties covered by the Participation Agreement are owned by us, with record title in our subsidiary, Louisiana Onshore Properties Inc., which we acquired from Shell in the Shell Transactions. Subject to certain agreed upon limitations, Enron, Shell and the Company have consented to submit this dispute to arbitration. Enron has appointed an arbitrator and Shell and the Company have together appointed a second arbitrator, and a third arbitrator is expected to be selected by the two appointed arbitrators by the end of the second quarter of 1999. After the arbitrators have been selected, a schedule will be created for the arbitration of disputes between Enron on one hand and Shell and us on the other hand.

We are vigorously defending against Enron's claims and have reserved all of our rights for reimbursement against Shell if Enron's claims are successful. We believe that we are entitled to operate the referenced Louisiana properties and that Enron is not entitled to any of our interest in wells that have been drilled in the Weeks Island Field. However, in the event of an adverse determination resulting in a monetary judgment or property losses as a result of Enron's claims, we believe that we are entitled to indemnification or reimbursement from Shell under the agreements governing the Shell Transactions and have other rights and actions under common law and state and federal securities laws, and we have informed Shell that we will pursue all available courses of action in this regard in the event of an adverse determination. Absent Shell's failure to timely honor its indemnity obligations, we currently do not believe the dispute with Enron will have a material adverse effect on our financial condition or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of 1998.

                                     PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK AND DIVIDEND POLICY

The Company's common stock is traded on the New York Stock Exchange under the symbol "TMR." Prior to April 3, 1997, the Common Stock was traded on the American Stock Exchange (the "AMEX"). The following table sets forth, for the periods indicated, the high and low sale prices per share for the common stock as reported on the New York Stock Exchange Composite Tape and the AMEX:


                                                  HIGH                LOW
                                                  ----                ---
1998:
First quarter.............................       9 9/16              7 3/16
Second quarter............................       9 7/16              6 1/8
Third quarter.............................        7 1/4              2 3/4
Fourth quarter ...........................        5 1/2              2


1997:
First quarter.............................       16 7/8              12 1/2
Second quarter............................       13 3/8              11 1/8
Third quarter.............................       14 1/8              9 7/8
Fourth quarter............................       14 1/8              8

The closing sale price of the common stock on March 18, 1999, as reported on the New York Stock Exchange Composite Tape, was $3.00. As of March 18, 1999, we have approximately 983 shareholders of record.

We have not paid cash dividends on the common stock and do not intend to pay cash dividends on the common stock in the foreseeable future. We currently intend to retain our cash for the continued development of our business, including exploratory and development drilling activities. We also are currently restricted under our Chase Manhattan Bank Credit Agreement from expending more than $2.0 million in the aggregate for cash dividends on the common stock or for purchase of shares of common stock without the prior consent of the lender.

ITEM 6. SELECTED FINANCIAL DATA

All financial data should be read in conjunction with our Consolidated Financial Statements and related notes thereto included elsewhere in this report.

                                                            YEAR ENDED DECEMBER 31,

                                            1998         1997         1996        1995        1994
                                            ----         ----         ----        ----        ----
                                                    (In thousands, except per share data)
A. SUMMARY OF OPERATING DATA
Production:
      Oil (MBbl) ....................       2,365          914          751         650         163
      Natural gas (MMcf) ............      20,603       14,603       15,783      14,598       7,116
      Natural gas equivalent (MMCFE)       34,793       20,087       20,289      18,498       8,094
Average Prices:
      Oil ($/Bbl) ...................   $   12.19    $   19.72    $   21.92   $   18.04   $   15.14
      Natural gas ($/Mcf) ...........   $    2.16    $    2.70    $    2.44   $    1.71   $    2.01
      Natural gas equivalent ($/MCFE)   $    2.11    $    2.86    $    2.71   $    1.99   $    2.07
B. SUMMARY OF OPERATIONS
Total revenues ......................   $  74,026    $  58,333    $  56,733   $  38,230   $  17,752
Depletion and depreciation ..........   $  45,390    $  26,337    $  25,342   $  18,491   $   7,788
Net income (loss)(1) ................   ($230,708)   ($ 28,541)   $  16,692   $   7,458   $   1,661
Net income (loss) per share:(1)
      Basic .........................   ($   5.80)   ($    .85)   $     .50   $     .25   $     .07
      Diluted .......................   ($   5.80)   ($    .85)   $     .47   $     .23   $     .06
Dividends per:
      Common share ..................        --           --           --          --          --
      Preferred share ...............   $    0.68         --           --          --          --
Weighted average common
      shares outstanding ............      39,774       33,383       33,399      30,207      24,485
C. SUMMARY BALANCE SHEET DATA
Total assets ........................   $ 445,175    $ 292,558    $ 245,757   $ 193,134   $ 126,124
Long-term obligations, inclusive
      of current maturities .........   $ 240,084    $ 107,195    $  42,000   $  15,500   $  23,500
Stockholders' equity ................   $ 148,808    $ 145,102    $ 171,432   $ 154,924   $  93,685

(1)      Applicable to common stockholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

SHELL TRANSACTIONS. On June 30, 1998, we acquired (the "LOPI Transaction") Louisiana Onshore Properties Inc. ("LOPI"), an indirect subsidiary of Shell Oil Company ("Shell"), pursuant to a merger of a wholly-owned subsidiary with LOPI. The consideration paid in the LOPI Transaction consisted of 12,082,030 shares of our common stock, $.01 par value ("Common Stock"), and a new issue of convertible preferred stock (the "Preferred Stock") that is convertible into 12,837,428 shares of Common Stock, which together provided Shell Louisiana Onshore Properties Inc., an indirect subsidiary of Shell ("SLOPI"), with beneficial ownership of 39.9% of our common stock on a fully-diluted basis assuming the exercise of all outstanding stock options and warrants and conversion of all preferred stock. In a transaction separate from the LOPI Transaction, we also acquired on June 30, 1998 from Shell Western E&P Inc., an indirect subsidiary of Shell ("SWEPI"), various other oil and gas property interests located onshore in south Louisiana for a total cash consideration of $38.6 million (the "SWEPI Acquisition").

The LOPI Transaction and the SWEPI Acquisition (together, the "Shell Transactions") were effected to increase our reserves, lease acreage positions and exploration prospects in Louisiana and are expected to substantially increase our production and cash flow. The Shell Transactions were accounted for utilizing the purchase method of accounting. Therefore, operations relating to the Shell Properties are included in our results of operations beginning with the third quarter of 1998. Revenues and production from the Shell properties accounted for 46% of our total revenue and production during the second half of 1998.

CAIRN MERGER. On November 5, 1997, we consummated a merger (the "Cairn Merger") with Cairn Energy USA, Inc. ("Cairn"). In connection with the Cairn Merger, we issued approximately 19.0 million shares of Common Stock. The Cairn Merger more than doubled our then-existing proved reserves and substantially increased our production and cash flow. The Cairn Merger was accounted for as a pooling of interests and our historical financial statements and operating results and the discussion of such results in this Management's Discussion and Analysis of Financial Condition and Results of Operations have been restated to reflect the combined operations of the Company and Cairn for the periods presented. We recorded a one-time charge in the fourth quarter of 1997 of approximately $10 million for costs associated with the Cairn Merger.

INDUSTRY CONDITIONS. Our revenues, profitability and future rate of growth are substantially dependent upon prevailing prices for natural gas and, to a lesser extent, oil. Oil and natural gas prices have been extremely volatile in recent years and are affected by many factors outside of our control. In this regard, average worldwide oil and natural gas prices have decreased substantially from levels existing during 1997. As a result of these declines, the price received by us during the year ended December 31, 1998 was $2.11 per Mcfe compared to $2.86 per Mcfe during the year ended December 31, 1997, which has negatively impacted our revenues and cash flow during 1998. These industry conditions, and any continuation thereof, will have several important consequences to us, including decreasing the level of cash flow received from our producing properties, delaying the timing of exploration of certain prospects and reducing our access to capital markets, which could adversely affect our revenues, profitability and ability to maintain or increase its exploration and development program.

CEILING WRITE-DOWN. A significant decline in oil and natural gas prices primarily caused us to recognize $245.0 million of non-cash write-downs of our oil and natural gas properties under the full cost method of accounting during 1998, including $48.9 million during the fourth quarter. Due to the substantial recent volatility in oil and gas prices and their effect on the carrying value of our proved oil and gas reserves, there can be no assurance that future write-downs will not be required as a result of factors that may negatively affect the present value of proved oil and natural gas reserves and the carrying value of oil and natural gas properties, including volatile oil and natural gas prices, downward revisions in estimated proved oil and natural gas reserve quantities and unsuccessful drilling activities.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

OPERATING REVENUES AND PRODUCTION.

During 1998 production increased 73% on a natural gas equivalent basis. Increased production was a direct result of the addition of the Shell properties at June 30, 1998, as well as, offshore platforms and new wells brought online in 1998. The following table summarizes our operating revenues, production volumes and average sales prices for the years ended December 31, 1998 and 1997.


                                                   Year Ended         Percentage
                                                   December 31,        Increase
                                                 1998        1997     (DECREASE)
                                                 ----        ----     ----------
Production
  Natural Gas (MMcf) .....................      20,603      14,603          41%
  Oil (MBbls) ............................       2,365         914         159%
  MMCFE ..................................      34,793      20,087          73%

Average Sales Price:
  Natural Gas ($/Mcf) ....................     $  2.16     $  2.70         (20%)
  Oil ($/Bbl) ............................     $ 12.19     $ 19.72         (38%)
  MCFE ($/Mcf) ...........................     $  2.11     $  2.86         (26%)

Gross Revenues (000's)
  Natural Gas ............................     $44,425     $39,398          13%
  Oil ....................................      28,827      18,021          60%
  Pipeline ...............................          84         221         (62%)
                                               -------     -------     -------
                              Total: .....     $73,336     $57,640          27%
                                               =======     =======     =======

OPERATING EXPENSES.

Oil and natural gas operating expenses increased $7.1 million to $12.8 million in 1998, compared to $5.7 million in 1997. The increase was primarily due to added operating expenses related to the inclusion of costs and expenses from the Shell properties as well as new wells brought on production in the last twelve months. On a MCFE basis lease operating expenses increased 32% in 1998 to $.37 from $.28 in 1997. This increase was primarily attributable to the fact that operating costs for the more mature fields acquired from Shell are higher than those of our existing properties with higher per well flow rates. The Company continues to implement plans to reduce the operating costs associated with the Shell properties.

SEVERANCE AND AD VALOREM TAXES.

Severance and ad valorem taxes increased $1.9 million to $4.1 million in 1998, compared to $2.2 million in 1997. This increase is largely attributed to the additional production as a result of the purchase of the Shell properties, which are located entirely onshore south Louisiana and subject to state severance taxes.

DEPLETION AND DEPRECIATION.

Depletion and depreciation expenses increased $19.1 million to $45.4 million in 1998, compared to $26.3 million in 1997. The increase is primarily due to the significant production increase of 73% over 1997.

INTEREST AND OTHER INCOME.

Interest and other income remained flat at $.7 million for 1998 as compared to $.7 million for 1997.

GENERAL AND ADMINISTRATIVE EXPENSE.

General and administrative expenses increased $2.4 million to $9.6 million in 1998, compared to $7.2 million in 1997. This increase was primarily a result of increases in salaries and wages and related employee costs associated with our expanded exploration and production activities associated with the Shell and Cairn transactions.

INTEREST EXPENSE.

Interest expense increased $8.1 million to $13.2 million in 1998 compared to $5.1 million in 1997. The increase is a combination of borrowings of approximately $37 million utilized to fund the purchase of certain properties in the Shell Transactions and continued borrowings to fund our exploration and development program during 1998.

IMPAIRMENT OF LONG-LIVED ASSETS.

As previously described, we recorded write-downs of $245 million relating to our oil and gas properties due to significant decreases in oil and natural gas prices during 1998.

INCOME TAX EXPENSE

The Company recognized a $28.1 million deferred income tax benefit in 1998 associated with the reduction in the difference between book and income tax bases, principally due to the previously described oil and gas property write-downs.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

OPERATING REVENUES AND PRODUCTION.

During 1997, production remained relatively flat compared to 1996. Although we experienced production increases during 1997 attributable to the continuing increase in exploration and development activities by us and the addition of 10 new producing wells, those increases were offset by normal declines in oil and natural gas production from older wells as well as a significant decline in production from wells in the Southwest Holmwood Field in Louisiana during the third quarter of 1997 due to poor production performance from the wells in this field as well as the elimination of production from these wells during the fourth quarter of 1997 as a result of the Amoco litigation. In addition, during the fourth quarter of 1997, production from certain offshore wells was temporarily interrupted due to a ruptured pipeline. The following table summarizes our operating revenues, production volumes and average sales prices for the years ended December 31, 1997 and 1996.


                                                  Year Ended         Percentage
                                                 December 31,         Increase
                                              1997          1996     (DECREASE)
                                              ----          ----     ----------
Production
  Natural Gas (MMcf) ...............        14,603        15,783            (7%)
  Oil (MBbls) ......................           914           751            22%
  MMCFE ............................        20,087        20,289            (1%)

Average Sales Price:
  Natural Gas ($/Mcf) ..............       $  2.70       $  2.44            11%
  Oil ($/Bbl) ......................       $ 19.72       $ 21.92           (10%)
  MCFE ($/Mcf) .....................       $  2.86       $  2.71             6%

Gross Revenues (000's)
  Natural Gas ......................       $39,398       $38,454             2%
  Oil ..............................        18,021        16,462             9%
  Pipeline .........................           221           207             7%
                                           -------       -------       -------
                 Total: ............       $57,640       $55,123             5%
                                           =======       =======       =======

OPERATING EXPENSES.

Oil and natural gas operating expenses increased $1.0 million to $5.7 million in 1997, compared to $4.7 million in 1996. The increase was primarily due to added operating expenses related to 10 additional wells brought on production during 1997. As a percentage of operating revenues, oil and natural gas operating expenses increased to 9.9% for 1997, compared to 8.5% for 1996. This increase is primarily attributable to us placing a higher proportion of oil wells on stream during the year, which historically have had higher operating expenses than natural gas wells.

SEVERANCE AND AD VALOREM TAXES.

Severance and ad valorem taxes increased $.5 million to $2.2 million in 1997, compared to $1.7 million in 1996. This increase is partially the result of increased revenues relating to increased oil production and increased natural gas prices. In addition, severance and ad valorem taxes in 1996 were more heavily affected than in 1997 by a Louisiana severance tax reduction incentive for new field discoveries and wells drilled below 15,000 feet.

DEPLETION AND DEPRECIATION.

Depletion and depreciation expense increased $1.0 million to $26.3 million in 1997, compared to $25.3 million in 1996. The increase is primarily related to a 4% increase in the depletion rate during 1997.

INTEREST AND OTHER INCOME.

Interest and other income decreased $.9 million to $.7 million for 1997 as compared to $1.6 million for 1996. The decrease was due primarily to decreases in cash balances.

GENERAL AND ADMINISTRATIVE EXPENSE.

General and administrative expenses increased $1.4 million to $7.2 million in 1997, compared to $5.8 million in 1996. This increase was primarily due to increases in salaries and wages and related employee costs associated with our expanded exploration and overall growth activities.

INTEREST EXPENSE.

Interest expense increased $2.5 million to $5.1 million in 1997 compared to $2.6 million in 1996. This increase was primarily due to increased borrowings under our credit facility to finance our on-going exploration and development activities.

IMPAIRMENT OF LONG-LIVED ASSETS.

We recorded a write-down of $24.1 million relating to our oil and gas properties due to significant decreases in oil and natural gas prices during the fourth quarter of 1997.

MERGER EXPENSES.

As previously described, we recorded a one-time charge of $10.0 million for costs associated with the Cairn Merger.

LITIGATION EXPENSES.

As previously described, we recorded a charge of $6.2 million relating to the Amoco litigation. See "Legal Proceedings."

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL. During 1998, our liquidity needs were met from cash from operations and borrowings under our credit facilities. As of December 31, 1998, we had a cash balance of $9.5 million and negative working capital of $2.1 million. The increase in both the cash balance and working capital from levels existing at December 31, 1997, reflects refinancing of the Credit Facility to the $250.0 million borrowing base supported by reserve additions from the Company's exploration activities coupled with our increased operating cash flows resulting from the Shell Transactions.

AMENDED CREDIT FACILITY. In May 1998, we amended and restated our credit facility with The Chase Manhattan Bank as Administrative Agent (the "Credit Facility") to provide for maximum borrowings, subject to borrowing base limitations, of up to $250 million. In November 1998, we amended the Credit Facility to increase the then-existing borrowing base from $200 million to $250 million. The borrowing base currently set at $250 million is scheduled to be redetermined on March 31, 1999. In addition to regularly scheduled semi-annual borrowing base redeterminations, the lenders under the Credit Facility have the right to redetermine the borrowing base at any time once during each calendar year and we have the right to obtain a redetermination by the banks of the borrowing base once during each calendar year. Borrowings under the

Credit Facility are secured by pledges of the outstanding capital stock of our material subsidiaries and a mortgage of all of the Company's offshore oil and natural gas properties and several onshore oil and natural gas properties. In the event of a default, we are obligated to pledge additional properties representing, in the aggregate, at least 75% of our present value of proved properties. The Credit Facility contains various restrictive covenants, including, among other things, maintenance of certain financial ratios and restrictions on cash dividends on the Common Stock. Borrowings under the Credit Facility mature on May 22, 2003.

Under the Credit Facility, as amended, we may secure either (i) an alternative base rate loan that bears interest at a rate per annum equal to the greatest of the administrative agent's prime rate, a certificate of deposit based rate or federal funds based rate plus 0% to 1.5% or (ii) a Eurodollar base rate loan that bears interest, generally, at a rate per annum equal to the London interbank offered rate plus 1.0% to 2.5%, depending on our ratio of the aggregate outstanding loans and letters of credit to the borrowing base. The Credit Facility also provides for commitment fees ranging from .3% to .5% per annum, a 2.5% one time drawdown fee on first time borrowings in excess of $200 million, and certain closing fees aggregating $2.5 million paid in November 1998 in connection with the increase in the borrowing base. At March 18, 1999, we had outstanding borrowings of $250 million under the Credit Facility. Based upon the fact that drilling results have resulted in significant increases in proved reserves and the fact that oil and gas prices have remained relatively flat, we currently do not believe that our borrowing base under the Credit Facility will be reduced from its current $250 million level as a result of the redetermination that will take place effective as of March 31, 1999. However, the lenders under the Credit Facility have not yet completed their review of the borrowing base and have made no formal determination as to the borrowing base level, and there can be no assurance that a reduction will not occur. Any reduction in the borrowing base by the lenders could cause us to delay planned capital expenditures and drilling projects or possibly result in us being required to repay borrowed amounts exceeding the borrowing base.

CAPITAL EXPENDITURES. Capital expenditures (excluding the Shell Transactions) during 1998 consisted of $107.5 million for property and equipment additions related to exploration and development of various prospects (including leases), seismic data acquisitions, and drilling and completion costs. We currently expect capital expenditures for 1999 to be approximately $60 million and anticipate that such capital expenditures will be funded from cash flows from our producing properties and borrowings under the Credit Facility. Availability of capital to fund our 1999 exploration and development program will depend upon the success of our drilling program and the nature and extent of capital expenditures required for development of discoveries. In this regard, we anticipate that based on our current product price and production forecast, internal cash flow and borrowings permitted under the Credit Facility should fully fund our 1999 capital expenditure program as currently anticipated.

DIVIDENDS. It is our policy to retain existing cash for reinvestment in our business, and therefore, we do not anticipate that we will pay dividends with respect to the Common Stock in the foreseeable future. The Preferred Stock issued upon closing of the LOPI Transaction accrues a quarterly cash dividend of 4% of its stated value with the dividend ceasing to accrue incrementally on one-third of the shares of Preferred Stock on June 30, 2001, 2002 and 2003 so that no dividends will accrue on any shares of Preferred Stock after June 30, 2003. Dividends on the Preferred Stock aggregating $2.7 million were accrued or paid during 1998.

STOCK RIGHTS AND RESTRICTIONS AGREEMENT. In light of the large ownership position issued to SLOPI in the LOPI Transaction and in recognition of both our and SLOPI's desire that the Company function as an independent oil and gas company, we entered into a Stock Rights and Restrictions Agreement with SLOPI that defines and limits SLOPI's and our respective rights and obligations. These agreements limit SLOPI's and its affiliates' control while protecting their interests in the context of certain extraordinary transactions by (i) allowing SLOPI to maintain representation on our Board of Directors, (ii) restricting SLOPI's and its affiliates' ability to effect certain business combinations with us or to propose certain business combinations with us, (iii) restricting the ability of SLOPI and its affiliates to sell certain portions of their shares of Common Stock and Preferred Stock, subject to certain exceptions designed to permit them to sell such shares over time and to sell such shares in the event of certain business combinations involving us, (iv) limiting SLOPI's and its affiliates' discretionary voting rights to 23% of the total voting shares, except with respect to certain extraordinary events and in situations in which the price of the Common Stock for a period of time has been less than $5.50 per share or we are in material breach of our obligations under the agreements governing the LOPI Transaction, (v) permitting SLOPI and its affiliates to purchase additional of our securities in order to maintain a 21% beneficial ownership interest of the Common Stock if we propose to issue additional shares of Common Stock or securities convertible into Common Stock, (vi) extending certain statutory and corporate restrictions on business combinations applicable to SLOPI and its affiliates and (vii) obligating us, at our option, to issue a currently indeterminable number of additional shares of Common Stock in the future, or pay cash, in satisfaction of a make-whole provision contained in the Stock Rights and Restrictions Agreement in the event SLOPI receives less than approximately $10.52 per share on the sale of any Common Stock that is issuable upon conversion of the Preferred Stock. SLOPI currently is restricted from selling shares of Common Stock owned by it until June 30, 2000. Beginning on June 30, 2000, SLOPI may sell 25% of the Common Stock owned by it and may sell an incremental 25% of the Common Stock owned by it each year until June 30, 2003, at which time it is free to sell all Common Stock owned by it. In the event SLOPI sold all Common Stock issued on conversion of the Preferred Stock at the market prices existing on March 18, 1999, our make-whole obligation would be approximately $96.5 million, which we may satisfy at our option in cash or Common Stock, which could significantly dilute all holders of our Common Stock other than Shell, or significantly reduce our ability to raise additional funds for exploration and development.

YEAR 2000

We are currently conducting a company-wide Year 2000 readiness program ("Y2K Program"). The Y2K Program is addressing the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000. Therefore, some computer hardware and software will need to be modified prior to the year 2000 to remain functional. We anticipate that our Year 2000 compliance will be substantially complete by May 1999.

Our Y2K Program is divided into three major categories: (i) internal information and accounting ("IT") systems, (ii) non-"IT" equipment and systems and (iii) third-party suppliers and customers. The general stages of review with respect to each of the categories are (a) identifying and assessing items or systems that are not Year 2000 compliant, (b) assessing costs and expenses associated with the various alternatives for remedying items and systems that are not Year 2000 compliant and (c) repairing or replacing items that are determined not to be Year 2000 compliant.

We are in varying stages of review with respect to each category within our Y2K Program. We have completed our review of our IT equipment and systems and currently believe that our internal information and accounting systems are Year 2000 compliant, except for certain field software that we currently do not believe are material to our operations. We currently are reviewing various alternatives for making such field software Year 2000 compliant, and believe the costs associated therewith will not be material.

We currently are in the process of reviewing our non-IT equipment and systems. We do not believe such equipment and systems will present any material Year 2000 issues. At present, we have not identified any non-IT equipment and systems that are not Year 2000 compliant that cannot be remedied or replaced at minimal cost to us.

We have begun our assessment of third party Year 2000 issues during the first quarter of 1999. Our third party review initially consists of written inquiries to third party suppliers, subcontractors and customers requesting information and representations from such third parties as to their readiness for the Year 2000. We are in the process of circulating these responses and, based upon such responses, will determine the necessity for requesting additional information as appropriate. We expect our initial review of third parties to be substantially complete during the second quarter of 1999. We believe we have alternative suppliers and product customers to mitigate material exposure if certain of our current suppliers and customers are determined not to be Year 2000 ready.

Management believes that it has taken reasonable steps in developing its Y2K Program. Notwithstanding these actions, there can be no assurance that all of our Year 2000 issues or those of our key suppliers, subcontractors or customers will be resolved or addressed satisfactorily before the Year 2000 commences. If our key suppliers, subcontractors, customers and other third parties fail to address their Year 2000 issues, and there are no alternatives available to us, then our usual channels of supply and distribution could be disrupted, in which event we could experience a material adverse impact on its business, results of operations or financial position. In addition, although we believe our internal planning efforts are adequate to address our internal Year 2000 concerns, there can be no assurances that we will not experience unanticipated negative consequences and material costs caused by undetected errors or defects in the technology used in its internal systems, which could have material adverse effect on our business, results of operations or financial condition. We currently are unable to estimate the most reasonably likely worst-case effects of the arrival of the year 2000 and currently do not have a contingency plan in place for any such unanticipated negative effects. We intend to analyze reasonably likely worst-case scenarios and the need for such contingency planning once our review of third-party preparedness described above has been completed, and we expect to complete this analysis by September 30, 1999.

It is anticipated that the total costs related to the Year 2000 issue will not exceed $250,000. The majority of which will be incurred by us in 1999. To date, there have been no material deferments of other IT projects resulting from the work taking place on our Y2K Program.

FORWARD-LOOKING INFORMATION

From time to time, we may make certain statements that contain "forward-looking" information as defined in the Private Securities Litigation Reform Act of 1995 and that involves risk and uncertainty. These forward-looking statements may include, but are not limited to, exploration and seismic acquisition plans, anticipated results from current and future exploration prospects, the anticipated results of wells based on logging data and production tests, future sales of production, earnings, margins, production levels and costs, market trends in the oil and natural gas industry and the exploration and development sector thereof, environmental and other expenditures and various business trends. Forward-looking statements may be made by management orally or in writing including, but not limited to, the Management's Discussion and Analysis of Financial Condition and Results of Operations section and other sections of our filings with the Securities and Exchange Commission under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended.

Actual results and trends in the future may differ materially depending on a variety of factors including, but not limited to, the success of our exploration and development program; changes in the price of oil and natural gas, which could cause us to delay or suspend planned drilling operations or reduce production levels; risks relating to the availability of capital to fund drilling operations and our current estimates of our need for additional capital, which can be adversely affected by adverse drilling results, production declines, declines in oil and gas prices and declines in the overall economy; world-wide political stability and economic growth; our successful execution of internal exploration, development and operating plans; risks inherent in the drilling of oil and natural gas wells, including risks of fire, explosion, blowout, pipe failure, casing collapse, unusual or unexpected formation pressures, unusual or unexpected weather conditions; litigation and disputes in the ordinary course of business; environmental hazards and other operating and production risks, which may temporarily or permanently reduce production or cause initial production or test results to not be indicative of future well performance or delay in timing of sales or completion of drilling operations; environmental regulation and costs; regulatory uncertainties and legal proceedings. The risks related to the year 2000, and the dates on which we believe our Y2K Program will be completed, are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, or that there will not be a delay in, or increased costs associated with, the implementation of our Y2K Program. Specific factors that might cause differences between the estimates and actual results include, but are not limited to, the availability and cost of personnel trained in these areas, the ability to locate and correct all relevant computer codes, timely responses to and corrections by third parties and suppliers, the ability to implement interfaces between the new systems and the systems not being replaced, and similar uncertainties. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third parties and the interconnection of global businesses, we cannot ensure our ability to timely and cost effectively resolve problems associated with the Year 2000 issue that may affect our operations and business or expose us to third-party liability.

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

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS
                          -----------------------------
                                                                            PAGE
                                                                            ----

Report of Independent Auditors...........................................    32

Consolidated Statements of Operations
  -- For each of the three years in the period ended December 31, 1998...    33

Consolidated Balance Sheets--December 31, 1998 and 1997..................    34

Consolidated Statements of Cash Flows
  -- For each of the three years in the period ended December 31, 1998...    36

Consolidated Statements of Changes in Stockholders' Equity
  -- For each of the three years in the period ended December 31, 1998...    37

Notes to Consolidated Financial Statements...............................    38

Consolidated Supplemental Oil and Natural Gas Information (Unaudited)....    51

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors and Stockholders
The Meridian Resource Corporation

We have audited the accompanying consolidated balance sheets of The Meridian Resource Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Meridian Resource Corporation and subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



                                                               ERNST & YOUNG LLP

March 17, 1999
Houston, Texas

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                       YEAR ENDED DECEMBER 31,
                                                  1998         1997         1996
                                               ---------    ---------    ---------
                                                 (in thousands, except per share)
REVENUES:

      Oil and natural gas ..................   $  73,336    $  57,640    $  55,123
      Interest and other ...................         690          693        1,610
                                               ---------    ---------    ---------
                                                  74,026       58,333       56,733
                                               ---------    ---------    ---------

COSTS AND EXPENSES:

      Oil and natural gas operating ........      12,841        5,680        4,696
      Severance and ad valorem taxes .......       4,069        2,165        1,677
      Depletion and depreciation ...........      45,390       26,337       25,342
      General and administrative ...........       9,564        7,192        5,770
      Interest .............................      13,211        5,149        2,582
      Impairment of long-lived assets ......     245,011       24,141         --
      Merger expenses ......................        --          9,998         --
      Litigation expenses and loss provision        --          6,205         --
                                               ---------    ---------    ---------
                                                 330,086       86,867       40,067
                                               ---------    ---------    ---------

INCOME (LOSS) BEFORE INCOME TAXES ..........    (256,060)     (28,534)      16,666

INCOME TAX EXPENSE (BENEFIT) ...............     (28,052)           7          (26)
                                               ---------    ---------    ---------

NET INCOME (LOSS) ..........................   ($228,008)   ($ 28,541)   $  16,692
                                               ---------    ---------    ---------

DIVIDEND REQUIREMENT ON PREFERRED STOCK ....   ($  2,700)        --           --
                                               =========    =========    =========
NET INCOME (LOSS) APPLICABLE
      TO COMMON STOCKHOLDERS ...............   ($230,708)   ($ 28,541)   $  16,692
                                               =========    =========    =========
NET INCOME (LOSS) PER SHARE:
      Basic ................................   ($   5.80)   ($   0.85)   $    0.50
                                               =========    =========    =========
      Diluted ..............................   ($   5.80)   ($   0.85)   $    0.47
                                               =========    =========    =========

WEIGHTED AVERAGE NUMBER OF
      COMMON SHARES:
      Outstanding ..........................      39,774       33,383       33,399
                                               =========    =========    =========
      Assuming dilution ....................      39,774       33,383       35,484
                                               =========    =========    =========


                 See notes to consolidated financial statements.

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31,
                                                                   ------------
                                                                 1998         1997
                                                              ---------    ---------
                                                                  (in thousands)
                                     ASSETS

CURRENT ASSETS:

Cash and cash equivalents .................................   $   9,478    $   8,083
Accounts receivable .......................................      32,558       10,920
Due from affiliates .......................................       4,848        3,038
Prepaid expenses and other ................................       1,394        1,130
                                                              ---------    ---------

      Total current assets ................................      48,278       23,171
                                                              ---------    ---------

PROPERTY AND EQUIPMENT:

Oil and natural gas properties, full cost method (including
      $94,077,000 [1998] and $51,883,000 [1997] not
      subject to depletion) ...............................     820,322      409,310
Land ......................................................         478          478
Equipment .................................................       6,775        4,618
                                                              ---------    ---------
                                                                827,575      414,406

Accumulated depletion and depreciation ....................    (436,120)    (145,719)
                                                              ---------    ---------
                                                                391,455      268,687



OTHER ASSETS, NET .........................................       5,442          700
                                                              ---------    ---------
                                                              $ 445,175    $ 292,558
                                                              =========    =========


                 See notes to consolidated financial statements.

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (continued)


                                                                                       DECEMBER 31,
                                                                                       ------------
                                                                                     1998         1997
                                                                                  ---------    ---------
                                                                                       (in thousands)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Accounts payable ..............................................................   $  19,138    $   7,735
Revenues and royalties payable ................................................       6,500        5,991
Accrued liabilities ...........................................................      24,440       20,330
Current maturities of long-term debt ..........................................          84          110
                                                                                  ---------    ---------

     Total current liabilities ................................................      50,162       34,166
                                                                                  ---------    ---------

LONG-TERM DEBT ................................................................     240,000      107,085
                                                                                  ---------    ---------

COMMITMENTS AND CONTINGENCIES .................................................        --           --

LITIGATION LIABILITIES ........................................................       6,205        6,205
                                                                                  ---------    ---------

STOCKHOLDERS' EQUITY:

Preferred stock, $1.00 par value (25,000,000 shares authorized 3,982,906 [1998]
     and none [1997] shares of Series A
     Cumulative Convertible Preferred Stock issued at stated value) ...........     135,000         --
Common stock, $0.01 par value (200,000,000 shares
     authorized, 45,817,319 [1998] and 33,481,261 [1997]
     issued) ..................................................................         461          336
Additional paid-in capital ....................................................     270,477      172,023
Accumulated deficit ...........................................................    (256,814)     (26,106)
Unamortized deferred compensation .............................................        (293)        (309)
                                                                                  ---------    ---------
                                                                                    148,831      145,944
Treasury stock, at cost (1,275 [1998] and 46,792 [1997] shares) ...............         (23)        (842)
                                                                                  ---------    ---------

     Total stockholders' equity ...............................................     148,808      145,102
                                                                                  ---------    ---------
                                                                                  $ 445,175    $ 292,558
                                                                                  =========    =========

                 See notes to consolidated financial statements.

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               YEAR ENDED DECEMBER 31,
                                                               -----------------------
                                                            1998          1997        1996
                                                         ---------    ---------    ---------
                                                                     (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ..................................   ($228,008)   ($ 28,541)   $  16,692
  Adjustments to reconcile net income (loss) to net
      cash provided by operating activities:
      Depletion and depreciation .....................      45,390       26,337       25,342
      Amortization of other assets ...................         345          671          519
      Non-cash compensation ..........................       1,948        1,815          719
      Impairment of long-lived assets ................     245,011       24,141         --
      Deferred income taxes ..........................     (28,052)        --           --
      Litigation expenses and loss provision .........        --          6,205         --
  Changes in assets and liabilities:
      Accounts receivable ............................     (21,638)       1,100       (6,605)
      Due from affiliates ............................      (1,810)      (2,181)         314
      Accounts payable ...............................      11,403       (2,793)       2,515
      Revenues and royalties payable .................         509          461        2,164
      Accrued liabilities and other ..................      (7,524)       5,930         (228)
                                                         ---------    ---------    ---------
Net cash provided by operating activities ............      17,574       33,145       41,432
                                                         ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment ................    (108,947)    (114,311)     (83,350)
  Acquisition of oil and natural gas properties ......     (37,078)        --           --
  Proceeds from sale of oil and natural gas properties       2,045         --            502
                                                         ---------    ---------    ---------
Net cash used in investing activities ................    (143,980)    (114,311)     (82,848)
                                                         ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt .......................     143,000      156,234       26,500
  Reductions in long-term debt .......................     (10,111)     (91,039)        --
  Preferred dividends ................................      (1,350)        --           --
  Exercise of stock options ..........................       1,293          396          177
  Additions to deferred loan costs ...................      (5,031)         (47)        (767)
                                                         ---------    ---------    ---------
Net cash provided by financing activities ............     127,801       65,544       25,910
                                                         ---------    ---------    ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS ..............       1,395      (15,622)     (15,506)
CASH AND CASH EQUIVALENTS
  AT BEGINNING OF YEAR ...............................       8,083       23,705       39,211
                                                         ---------    ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR .............   $   9,478    $   8,083    $  23,705
                                                         =========    =========    =========

                 See notes to consolidated financial statements.

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
                                 (in thousands)

                                                                                                    Additional    Accumulated

                                                         PREFERRED STOCK          COMMON STOCK       Paid-In        Earnings
                                                     -----------------------    ------------------
                                                     SHARES        PAR VALUE    SHARES   PAR VALUE   CAPITAL       (DEFICIT)
                                                     ------        ---------    ------   ---------   -------       ---------
Balance, December 31, 1995 .......................        --          --        33,384   $     334   $ 168,847    ($ 14,257)

         Exercise of stock options ...............        --          --            25        --           177         --
         Issuance of rights to common stock ......        --          --          --          --           910         --
         Compensation expense ....................        --          --          --          --          --           --
         Treasury shares acquired ................        --          --          --          --          --           --
         Company's 401(k) plan contribution ......        --          --            13        --           152         --
         Net income ..............................        --          --          --          --          --         16,692
                                                     ---------     --------- ---------   ---------   ---------    ---------

Balance, December 31, 1996 .......................        --          --        33,422         334     170,086        2,435

         Exercise of stock options ...............        --          --            55           1         395         --
         Company's 401(k) plan contribution ......        --          --             4        --           (57)        --
         Issuance of rights to common stock ......        --          --          --             1       1,599         --
         Compensation expense ....................        --          --          --          --          --           --
         Net loss ................................        --          --          --          --          --        (28,541)
                                                                             ---------   ---------   ---------    ---------

Balance, December 31, 1997 .......................        --          --        33,481         336     172,023      (26,106)

         Exercise of stock options ...............        --          --           254           3       1,290         --
         Company's 401(k) plan contribution ......        --          --          --          --          (487)        --
         Issuance of rights to common stock ......        --          --          --             1       1,599         --
         Compensation expense ....................        --          --          --          --          --           --
         Issuance of Shares for Shell Transaction:
            Preferred Stock ......................       3,983   $ 135,000        --          --          --           --
            Common Stock .........................        --          --        12,082         121      96,052         --
         Preferred dividends .....................        --          --          --          --          --         (2,700)
         Net loss ................................        --          --          --          --          --       (228,008)
                                                     ---------   ---------   ---------   ---------   ---------    ---------

Balance, December 31, 1998 .......................       3,983   $ 135,000      45,817   $     461   $ 270,477    ($256,814)
                                                     =========   =========   =========   =========   =========    =========


                                                        Unamortized

                                                         Deferred         TREASURY STOCK

                                                       COMPENSATION   SHARES         COST        TOTAL
                                                       ------------   ------         ----        -----
Balance, December 31, 1995 .......................          --           --           --      $ 154,924

         Exercise of stock options ...............          --           --           --            177
         Issuance of rights to common stock ......          (910)        --           --           --
         Compensation expense ....................           567         --           --            567
         Treasury shares acquired ................          --             60       (1,080)      (1,080)
         Company's 401(k) plan contribution ......          --           --           --            152
         Net income ..............................          --           --           --         16,692
                                                       ---------    ---------    ---------    ---------

Balance, December 31, 1996 .......................          (343)          60       (1,080)     171,432

         Exercise of stock options ...............          --           --           --            396
         Company's 401(k) plan contribution ......          --            (13)         238          181
         Issuance of rights to common stock ......        (1,600)        --           --           --
         Compensation expense ....................         1,634         --           --          1,634
         Net loss ................................          --           --           --        (28,541)
                                                       ---------    ---------    ---------    ---------

Balance, December 31, 1997 .......................          (309)          47         (842)     145,102

         Exercise of stock options ...............          --           --           --          1,293
         Company's 401(k) plan contribution ......          --            (46)         819          332
         Issuance of rights to common stock ......        (1,600)        --           --           --
         Compensation expense ....................         1,616         --           --          1,616
         Issuance of Shares for Shell Transaction:
            Preferred Stock ......................          --           --           --        135,000
            Common Stock .........................          --           --           --         96,173
         Preferred dividends .....................          --           --           --         (2,700)
         Net loss ................................          --           --           --       (228,008)
                                                       ---------    ---------    ---------    ---------

Balance, December 31, 1998 .......................     ($    293)           1    ($     23)   $ 148,808
                                                       =========    =========    =========    =========

                 See notes to consolidated financial statements.

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       ORGANIZATION AND BASIS OF PRESENTATION

The Meridian Resource Corporation together with its subsidiaries, (the "Company" or "TMRC") explores for, develops and produces oil and natural gas reserves, principally located onshore and offshore Louisiana and southeast Texas. The Company was initially organized in 1985 as a master limited partnership and operated as such until 1990 when it converted into a corporation through a merger with a limited partnership of which the Company was the sole limited and general partner. On November 5, 1997, Cairn Energy USA, Inc. ("Cairn") merged with a subsidiary of the Company. The merger was accounted for as a pooling of interests, and accordingly, the accompanying financial statements have been restated to include the financial position and results of operations of Cairn for all periods presented. The Company acquired in two separate transactions certain Louisiana onshore properties from Shell Oil Company ("Shell") as described in note 6 below. The Shell Transactions were accounted for as purchases for financial accounting purposes.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION

The consolidated financial statements reflect the accounts of the Company and its subsidiaries after elimination of all significant intercompany transactions and balances.

PROPERTY AND EQUIPMENT

The Company follows the full cost method of accounting for its investments in oil and natural gas properties. The Company capitalizes all direct and certain indirect costs associated with the acquisition, exploration and development of oil and natural gas properties. Included in capitalized costs are general and administrative costs that are directly identified with acquisition, exploration and development activities. Proceeds from sale of oil and natural gas properties are credited to the full cost pool, unless the sale involves a significant quantity of reserves, in which case a gain or loss is recognized. Under the rules of the Securities and Exchange Commission ("SEC") for the full cost method of accounting, the net carrying value of oil and natural gas properties is limited to the sum of the present value (10% discount rate) of the estimated future net cash flows from proved reserves, based on the current prices and costs, plus the lower of cost or estimated fair market value of unproved properties.

Capitalized costs of proved oil and natural gas properties are depleted on a unit of production method using proved oil and natural gas reserves. Costs depleted include net capitalized costs subject to depletion and estimated future dismantlement, restoration, and abandonment costs. Estimated future abandonment, dismantlement and site restoration costs include costs to dismantle, relocate and dispose of the Company's offshore production platforms, gathering systems, wells and related structures. Such costs related to onshore properties, net of estimated salvage values, are not expected to be significant. Equipment is recorded at cost, and depreciation is determined using an accelerated depreciation method basis over the estimated useful lives of the assets.

CASH AND CASH EQUIVALENTS

For purposes of the statements of cash flows, cash equivalents include time deposits, certificates of deposit and all highly liquid instruments with original maturities of three months or less.

CONCENTRATIONS OF CREDIT RISK

Substantially all of the Company's receivables are due from oil and natural gas producing companies located in the United States.

REVENUE RECOGNITION

TMRC recognizes oil and natural gas revenue from its interests in producing wells as oil and natural gas is produced and sold from those wells. Oil and natural gas sold is not significantly different from TMRC's share of production.

EARNINGS PER SHARE

The Company computes two earnings per share amounts - basic EPS and EPS assuming dilution. Basic EPS is calculated based on the weighted average number of shares of common stock outstanding for the periods. EPS assuming dilution is based on the weighted average number of shares of common stock outstanding for the periods, including the dilutive effects of stock options and warrants granted. Dilutive options and warrants that are issued during a period or that expire or are canceled during a period are reflected in the EPS assuming dilution computations for the time they were outstanding during the periods being reported. Options where the exercise price of the options exceeds the average price for the period are considered antidilutive, and therefore are not included in the calculation of dilutive shares.

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

3.       IMPAIRMENT OF LONG-LIVED ASSETS

A significant decline in oil and natural gas prices during 1998 and 1997 primarily has caused the Company to recognize non-cash write-downs totaling $245.0 million and $24.1 million, respectively, of its oil and natural gas properties under the full cost method of accounting.

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

4.       LONG-TERM DEBT

In May 1998, we amended and restated our credit facility with The Chase Manhattan Bank as Administrative Agent (the "Credit Facility") to provide for maximum borrowings, subject to borrowing base limitations, of up to $250 million. In November 1998, we amended the Credit Facility to increase the then-existing borrowing base from $200 million to $250 million. The borrowing base currently set at $250 million is scheduled to be redetermined on March 31, 1999. In addition to the regularly scheduled semi-annual borrowing base redeterminations, the lenders under the Credit Facility have the right to redetermine the borrowing base at any time once during each calendar year and the Company has the right to obtain a redetermination by the banks of the borrowing base once during each calendar year. Borrowings under the Credit Facility are secured by pledges of the outstanding capital stock of the Company's material subsidiaries and a mortgage of all of the Company's offshore oil and natural gas properties and several onshore oil and natural gas properties. In the event of a default, the Company is obligated to pledge additional properties representing, in the aggregate, at least 75% of the Company's present value of proved properties. The Credit Facility contains various restrictive covenants, including, among other things, maintenance of certain financial ratios and restrictions on cash dividends on the Common Stock. Borrowings under the Credit Facility mature on May 22, 2003.

Under the Credit Facility, as amended, the Company may secure either (i) an alternative base rate loan that bears interest at a rate per annum equal to the greatest of the administrative agent's prime rate, a certificate of deposit based rate or federal funds based rate plus 0% to 1.5% or (ii) a Eurodollar base rate loan that bears interest, generally, at a rate per annum equal to the London interbank offered rate plus 1.0% to 2.5%, depending on the Company's ratio of the aggregate outstanding loans and letters of credit to the borrowing base. The Credit Facility also provides for commitment fees ranging from .3% to
 .5% per annum, a 2.5% one time drawdown fee on first time borrowings in excess of $200 million, and certain closing fees aggregating $2.5 million paid in November 1998 in connection with the increase in the borrowing base. At December 31, 1998, the Company had outstanding borrowings of $240 million under the Credit Facility.

5.       COMMITMENTS AND CONTINGENCIES

LITIGATION

In June 1996, Amoco Production Company ("Amoco") filed suit against us in Louisiana State Court in Calcasieu Parish with respect to a dispute involving our drilling of the our Ben Todd No. 1 (TMRC) well in the Southwest Holmwood Field in which we and Amoco each hold a 50% leasehold interest. The case was removed to the United States District Court for the Western District of Louisiana in July 1996. We drilled the Ben Todd No. 1 (TMRC) well under a participation agreement between us and Amoco pursuant to which Amoco had a right to participate in the well. We drilled the well after providing notice to Amoco pursuant to the participation agreement that we intended to drill the well and that Amoco had failed to take action to elect to participate in the well. Prior to drilling the well, our advisors informed us that the participation agreement permitted us to drill the well because Amoco had refused to consent to drill the well after we requested to do so. Amoco also did not seek to enjoin the drilling of the well and accepted the benefits of the well following the drilling thereof as well as other benefits under the participation agreement or lease. Amoco alleged in its suit that the participation agreement did not permit us to drill the well and sought to recover all the revenues from the well or to stop us from producing from the well. Amoco requested that the trial court cancel the participation agreement and our leasehold interest in the prospect, which included our 50% interest in the Ben Todd No. 2 (Amoco) well that Amoco drilled prior to the Ben Todd No. 1 (TMRC) well on an agreed basis. We filed a counterclaim for breach of contract, unfair practices and other claims.

On December 22, 1997, the United States District Court for the Western District of Louisiana entered a judgment against us in this matter and ordered that the participation agreement did not permit us to drill the

Ben Todd No. 1 (TMRC) well and that the participation agreement and related lease had been terminated by virtue of our drilling the well. The trial court also dismissed our counterclaims against Amoco. The trial court further ordered a reversion of our rights to the Ben Todd No. 1 (TMRC) and the Ben Todd No. 2 (Amoco) and directed us to account for all production and monies we received from the date of the cancellation of the lease. We recorded a charge of $6.2 million in the fourth quarter of 1997, representing our estimated portion of the potential loss, which is net of approximately $4.0 million of amounts that would be recoverable from third parties with respect to the Amoco lawsuit. We do not expect any material additional charges to be made with respect to this matter. We have reported no reserves related to these properties as of December 31, 1997 or thereafter. We have filed an appeal relating to the decision of the trial court in this litigation.

In November 1998, Enron Capital & Trade Resources Corp. ("Enron") filed an action in the District Court of Harris County, Texas, 11th Judicial District, Texas against us and certain Shell affiliates alleging causes of action against us and Shell for trespass and tortious interference with contract and seeking declaratory and injunctive relief. Enron asserts that our drilling and operation of certain Louisiana oil and gas wells has and will trespass upon Enron's Louisiana property interests and tortiously interfere with a Participation Agreement dated June 12, 1996 between Enron and Shell (the "Participation Agreement"). Enron asserts further that it is being denied its right to participate in certain drilling projects allegedly included under the Participation Agreement, including interests in wells drilled in the Weeks Island Field. In response to Enron's claims, we filed an action against Enron in the 31st Judicial District for the Parish of Jefferson Davis, Louisiana seeking injunctive relief against Enron for interfering with our rights to operate and asserting that the matter should be addressed and resolved by the Louisiana Commissioner of Conservation. We subsequently entered into a stipulation with Enron whereby Enron agreed not to contest us on three wells drilled two of which are currently in operation in the Thornwell Field, the Guidry 21-1, Guidry 16-1 and Lacassine #33-3.

The properties covered by the Participation Agreement are owned by us, with record title in our subsidiary, Louisiana Onshore Properties Inc., which was acquired from Shell in the Shell Transactions. Subject to certain agreed upon limitations, Enron, Shell and the Company have consented to submit this dispute to arbitration. Enron has appointed an arbitrator and Shell and the Company have together appointed a second arbitrator, and a third arbitrator is expected to be selected by the two appointed arbitrators by the end of the second quarter of 1999. After the arbitrators have been selected, a schedule will be created for the arbitration of disputes between Enron on one hand and Shell and us on the other hand.

We intend to vigorously defend against Enron's claims. We believe that we are entitled to operate the referenced Louisiana properties and that Enron is not entitled to any of our interest in wells that have been drilled in the Weeks Island Field. However, in the event of an adverse determination resulting in a monetary judgment or property losses as a result of Enron's claims, we believe that we are entitled to indemnification or reimbursement from Shell under the agreements governing the Shell Transactions as well as under common law and state and federal securities laws, and we have informed Shell that we will pursue all available courses of action in this regard in the event of an adverse determination. Absent Shell's failure to timely honor its indemnity obligations, we currently do not believe the dispute with Enron will have a material adverse effect on our financial condition or results of operations.

6.       SHELL TRANSACTIONS

On June 30, 1998, the Company acquired (the "LOPI Transaction") Louisiana Onshore Properties Inc. ("LOPI"), an indirect subsidiary of Shell Oil Company ("Shell"), pursuant to a merger of a wholly-owned subsidiary of the Company with LOPI. The consideration paid in the LOPI Transaction consisted of 12,082,030 shares of the Company's common stock, $.01 par value ("Common Stock"), and a new issue of convertible preferred stock of the Company (the "Preferred Stock") that is convertible into 12,837,428 shares of Common Stock, which together provided Shell Louisiana Onshore Properties Inc., an indirect subsidiary of Shell ("SLOPI"), with beneficial ownership of 39.9% of the outstanding shares of Common Stock as of the closing of the LOPI Transaction, assuming exercise of all outstanding options and warrants and the conversion of the Preferred Stock. In a transaction separate from the LOPI Transaction, the Company also acquired on June 30, 1998 from Shell Western E&P, Inc., an indirect subsidiary of Shell, various other oil and gas property interests located onshore in south Louisiana for a total cash consideration of $38.6 million (together with the LOPI Transaction, the "Shell Transactions"). The combined purchase price of $303.5 million, including related deferred tax liability of $28 million, was allocated to oil and gas properties, including $37 million of unevaluated costs.

The following summarized unaudited proforma financial information assumes the Shell Transactions occurred on January 1 of each year:


PROFORMA INFORMATION                            YEAR ENDED DECEMBER 31,
                                                1998                  1997
                                           (in thousands, except per share data)
Revenues .............................       $ 105,703            $ 159,361
Net loss .............................       ($211,683)           ($ 50,618)
Net loss per share ...................       ($   4.63)           ($   1.23)

The pro forma results do not necessarily represent results that would have occurred if the transaction had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

7.       INCOME TAXES

Components of the provision (benefit) for Federal and State income taxes are as follows:


                                               YEAR ENDED DECEMBER 31,
                                   --------------------------------------------
                                      1998             1997              1996
                                   --------          --------          --------
                                                    (in thousands)
Current ..................             --            $      7          ($    26)
Deferred .................          (28,052)             --                --
                                   --------          --------          --------
                                   ($28,052)         $      7          ($    26)
                                   ========          ========          ========

Income tax expense as reported is reconciled to the federal statutory rate (35%) as follows:

                                                                 YEAR ENDED DECEMBER 31,
                                                               1998         1997       1996
                                                            --------    --------    --------
                                                                      (in thousands)
Income tax provision (benefit) computed at statutory rate   ($89,621)   ($ 9,987)   $  5,833
Nondeductible costs .....................................      3,265       2,355        --
Decrease (increase) in percentage depletion carryover ...       --            18        (263)
Net operating loss carryforwards not benefited
      in the income tax provision .......................     39,836        --          --
Change in valuation allowance ...........................     18,328       7,597      (5,658)
Other ...................................................        140          24          62
                                                            --------    --------    --------
                                                            ($28,052)   $      7    ($    26)
                                                            ========    ========    ========

Deferred income taxes reflect the net tax effects of net operating losses, depletion carryovers, and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:


                                                               DECEMBER 31,
                                                             1998         1997
                                                           --------    --------
                                                              (in thousands)
Deferred tax assets:
   Net operating tax loss carryforward .................   $ 55,430    $ 39,933
   Statutory depletion carryforward ....................        950         950
   Other ...............................................      3,596       3,202
   Valuation allowance .................................    (27,082)     (8,754)
                                                           --------    --------
Total deferred tax assets ..............................     32,894      35,331
                                                           --------    --------

Deferred tax liabilities:
   Book in excess of tax basis in oil and gas properties     32,824      35,261
   Basis differential in long-term investments .........         70          70
                                                           --------    --------
Total deferred tax liabilities .........................     32,894      35,331
                                                           --------    --------

Net deferred tax asset (liability) .....................       --          --
                                                           ========    ========

As of December 31, 1998, the Company has approximately $158.4 million of net operating loss carryforwards which begin to expire in 2005. Some of the net operating loss carryforwards are subject to change in ownership and separate return limitations. The net operating loss carryforwards assume that certain items, primarily intangible drilling costs, have been written off in the current year. However, the Company has not made a final determination if an election will be made to capitalize all or part of these items for tax purposes.

8.       STOCKHOLDERS' EQUITY

PREFERRED STOCK

On June 30, 1998, the Company issued to Shell Louisiana Onshore Properties, Inc. ("SLOPI") 3,982,906 shares of the Company's Series A Preferred Stock, $1.00 par value ("Preferred Stock"). The Preferred Stock has an aggregate stated value of $135 million and ranks prior to the Common Stock as to distribution of assets and payment of dividends. The Preferred Stock is entitled to receive, when and as declared by the Board of Directors, a cash dividend at the rate of 4% per annum on the stated value per share; provided, however, dividends shall cease to accrue on an incremental one-third of the shares of Preferred Stock on the third, fourth and fifth anniversaries of the LOPI Transaction so that no dividends will accrue on any shares of Preferred Stock after June 30, 2003.

Each share of Preferred Stock is entitled to one vote on matters submitted to the Company's shareholders for their approval. Until the earlier of (i) the termination of a Stock Rights and Restrictions Agreement between SLOPI and the Company (the "Stock Rights and Restrictions Agreement") and (ii) SLOPI and its affiliates beneficially own less than 21% of the outstanding Common Stock, the holders of the Preferred Stock may elect at least one member of the Company's Board of Directors and additional members in the event the number of Board seats is increased to ten or more so that SLOPI is able to nominate that number of directors that equals the product (rounded downward to the nearest whole number, but in no event less than one) of the total number of directors following such election multiplied by 20%.

The Preferred Stock may be converted into an aggregate of 12,837,428 shares of Common Stock at any time by the holder thereof. In addition, on or after June 30, 2001, the Preferred Stock will automatically convert into Common Stock in the event the mean Per Share Market Value (as defined in the Certificate of Designation) exceeds 150% of the conversion price, which is approximately $10.52 per share (the "Conversion Price"), for 75 consecutive trading days. In addition, pursuant to the Stock Rights and Restrictions Agreement, SLOPI is prohibited, subject to certain exceptions, from selling shares of Common Stock issued upon conversion of Preferred Stock until June 30, 2000, at which time SLOPI is permitted to sell approximately 25% of the Common Stock owned by it, and an incremental 25% each year until June 30, 2003, at which time it will be able to sell all shares of Common Stock owned by it.

Pursuant to the Stock Rights and Restrictions Agreement, when SLOPI sells shares of Common Stock acquired upon conversion of the Preferred Stock at a share price less than approximately $10.52, the Conversion Price, the Company has agreed to pay to SLOPI the difference between the sale price and the Conversion Price, which payment may be in cash or shares of Common Stock, at the option of the Company.

TREASURY STOCK

On December 9, 1996, the Board of Directors authorized the acceptance of 60,000 shares of the Company's common stock, based on the closing price of $18.00 per share, in satisfaction of certain obligations owed by affiliates of Messrs. Reeves and Mayell. The acquired stock has been used to fund the Company's contributions to the employees' 401(k) plan.

WARRANTS

The Company had the following warrants outstanding at December 31, 1998:


                                       NUMBER OF     EXERCISE
          WARRANTS                      SHARES        PRICE     EXPIRATION DATE
          --------                      ------        -----     ---------------

Executive Officers ............      1,428,000      $   5.85   *
General Partner ...............        928,032      $   0.20   December 31, 2015

* A date one year following the date on which the respective officer ceases to be an employee of the Company.

On June 7, 1994, the shareholders of the Company approved a conversion of Class "B" Warrants held by Joseph A. Reeves, Jr. and Michael J. Mayell, which entitled each of them to purchase an aggregate of 714,000 shares of common stock, to Executive Officer Warrants. The Warrants expire one year following the date on which the respective officer ceases to be an employee of the Company. The Warrants further provide that in the event the officer's employment with the Company is terminated by the Company without "cause" or by the officer for "good reason," the officer will have the option to require the Company to purchase some or all of the Warrants held by the officer for an amount per Warrant equal to the difference between the exercise price, $5.85 per share, and the then prevailing market price of the common stock. The Company may satisfy this obligation with shares of common stock.

STOCK OPTIONS

Options to purchase the Company's common stock have been granted to officers, employees, nonemployee directors and certain key individuals, under various stock option plans. Options generally become exercisable in 25% cumulative annual increments beginning with the date of grant and expire at the end of ten years. At December 31, 1998, 1997 and 1996, 74,425, 851,024 and 913,221 shares, respectively, were available for grant under the plans. A summary of option transactions follows:


                                                               WEIGHTED
                                                  NUMBER       AVERAGE
                                                OF SHARES    EXERCISE PRICE
                                                ---------    --------------

Outstanding at December 31, 1995 ........       1,530,150       $ 7.94
   Granted ..............................         480,550         9.64
   Exercised ............................         (24,710)        7.15
   Canceled .............................         (34,110)       10.40
                                                ---------       ------
Outstanding at December 31, 1996 ........       1,951,880         8.30
   Granted ..............................         332,926        11.79
   Exercised ............................         (55,327)        7.17
   Canceled .............................        (157,292)        9.26
                                                ---------       ------
Outstanding at December 31, 1997 ........       2,072,187       $ 8.81
   Granted ..............................       3,229,550         3.37
   Exercised ............................        (256,804)        5.04
   Canceled .............................        (143,940)       11.40
                                                ---------       ------
Outstanding at December 31, 1998 ........       4,900,993       $ 5.35
                                                =========       ======

Shares exercisable:
   December 31, 1998 ....................       2,262,085       $ 6.97
   December 31, 1997 ....................       1,621,025       $ 8.95
   December 31, 1996 ....................       1,233,380       $ 7.45

                                         OPTIONS OUTSTANDING                                OPTIONS EXERCISABLE
                               ----------------------------------------           ----------------------------------------
                                                            WEIGHTED                                           WEIGHTED
        RANGE OF                OUTSTANDING AT               AVERAGE               EXERCISABLE AT               AVERAGE
   EXERCISABLE PRICES          DECEMBER 31, 1998         EXERCISE PRICE           DECEMBER 31, 1998         EXERCISE PRICE
   ------------------          -----------------         --------------           -----------------         --------------
      $1.13 - $4.88                 3,387,050               $  3.42                    949,882                $  3.54
     $5.56 - $10.00                   885,325                  8.51                    828,885                   8.46
     $10.38 - $16.38                  628,618                 11.30                    483,318                  11.14
                                  -----------                 -----                 ----------                  -----
                                    4,900,993               $  5.35                  2,262,085                $  6.97
                                    =========               =======                  =========                =======

The weighted average remaining contractual life of options outstanding at December 31, 1998 was approximately eight years.

Pro forma information is required by SFAS No. 123 to reflect the estimated effect on net income and net income per share as if the Company had accounted for the stock options and other awards granted using the fair value method described in that Statement. The fair value was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 5.8%, 5.6% and 6.2%; dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of 0.59, 0.31 and 0.35 for 1998, 1997 and 1996, respectively; and a weighted-average expected life of five years. These assumptions resulted in a weighted average grant date fair value of $1.89, $3.90 and $2.61 for options granted in 1998, 1997 and 1996, respectively. For purposes of the pro forma disclosures, the estimated fair value is amortized to expense over the awards' vesting period. Reflecting the amortization of this hypothetical expense for 1998, 1997 and 1996 income results in pro forma net income (loss) of ($232.5) million, ($29.6) million and $15.7 million, respectively, and pro forma basic net income (loss) per share of ($5.85), ($0.89) and $.47 ($.44 diluted), respectively.

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

DEFERRED COMPENSATION

In July 1996, the Company through the Compensation Committee of the Board of Directors granted to Messrs. Reeves and Mayell (the Company's Chief Executive Officer and President, respectively) rights to the Company's common stock in lieu of cash compensation pursuant to the Company's Long-Term Incentive Plan. Under such grants, Messrs. Reeves and Mayell each elected to defer $180,000, $400,000 and $400,000 of their compensation for 1996, 1997 and 1998, respectively. The Company also granted to each officer a 100% matching deferral, which is subject to a one-year vesting. Under the terms of the grants, the employee and matching deferrals are allocated to a common stock account in which units are credited to the accounts of the officer based on the number of shares that could be purchased at the market price of the common stock at June 28, 1996, for deferrals in 1996, at December 31, 1996, for deferrals in 1997, at December 31, 1997, for deferrals during the first half of 1998, and at June 30 1998 for deferrals during the second half of 1998. At December 31, 1998, the plan had reserved 1,050,000 shares of common stock for future issuance and 371,034 rights have been granted. No actual shares of common stock are issued and the officer has no rights with respect to any shares unless and until there is a distribution. Distributions are to be made upon the death, retirement or termination of employment of the officer.

The obligations of the Company with respect to the deferrals are unsecured obligations. The shares of common stock that may be issuable upon distribution of deferrals have been treated as a common stock equivalent in the financial statements of the Company. The compensation expense of $1,616,000, $1,634,000 and $567,000 for 1998, 1997 and 1996, respectively, relating to these grants is reflected in general and administrative expense for the years ended December 31, 1998, 1997 and 1996, respectively.

9.       PROFIT SHARING AND SAVINGS PLAN

The Company has a 401(k) profit sharing and savings plan (the "Plan") that covers substantially all employees and entitles them to contribute up to 15% of their annual compensation, subject to maximum limitations imposed by the Internal Revenue Code. The Company matches 100% of each employee's contribution up to 6.5% of annual compensation subject to certain limitations as outlined in the Plan. In addition, the Company may make discretionary contributions which are allocable to participants in accordance with the Plan.

10.      OIL AND GAS HEDGING ACTIVITIES

During the year ended December 31, 1996, Cairn's oil and gas revenues were reduced by $2,449,000 as a result of hedging transactions. As of December 31, 1998 and 1997, the Company had no material open hedging agreements.

11.      MAJOR CUSTOMERS

Major customers for the years ended December 31, 1998, 1997 and 1996 were as follows (based on purchases of oil and natural gas as a percent of total oil and natural gas sales):

                                                                           YEAR ENDED DECEMBER 31,
                                                         ------------------------------------------------------------
         CUSTOMER                                              1998                 1997                  1996
         --------                                        ----------------     -----------------     -----------------
Tauber Oil Company.....................................        32%                  -----                 -----
Equiva Trading Company(1)..............................        22%                  -----                 -----
Coral Energy Resources(1)..............................        15%                  -----                 -----
Phillips Petroleum Company.............................       -----                  20%                   22%
Coastal Corporation....................................       -----                  15%                   21%
Koch Oil Company.......................................       -----                  15%                   12%

(1) Equiva Trading Company and Coral Energy Resources are both affiliates of Shell Oil Company.

12.      RELATED PARTY TRANSACTIONS

Texas Oil Distribution and Development, Inc. ("TODD") and Sydson Energy, Inc. ("Sydson"), entities controlled by Joseph A. Reeves, Jr. and Michael J. Mayell, respectively, collectively invested approximately $2,126,000, $2,315,000 and $1,660,000 for the years ended December 31, 1998, 1997 and 1996, respectively, in oil and natural gas drilling activities for which the Company was the operator. Collective amounts due from such entities for such activities were approximately $4,450,000 and $2,500,000 as of December 31, 1998 and 1997,
respectively, net of amounts owed to them from the Company. The Company has executed extensions of the note agreements with TODD and Sydson dated December 31, 1997 related to the amounts due which mature on January 1, 2000 and accrue interest at market rates. TODD and Sydson participated under the same terms negotiated with unaffiliated working interest owners.

Mr. Joe Kares, a Director of TMRC, is a partner in the public accounting firm of Kares & Cihlar, which provided TMRC and its affiliates with accounting services for the years ended December 31, 1998, 1997 and 1996 and received fees of approximately $57,000, $27,000 and $56,000, respectively. Such fees exceeded 5% of the gross revenues of Kares & Cihlar for those respective years. Management believes that such fees were equivalent to fees that would have been paid to similar firms providing such services in arm's length transactions.

Mr. Gary A. Messersmith, a Director of The Meridian Resource Corporation, is a partner in the law firm of Fouts & Moore, L.L.P. in Houston, Texas, which periodically provides legal services for the Company. In addition, the Company has Mr. Messersmith on personal retainer of $8,333 per month relating to services provided to the Company personally by Mr. Messersmith. Mr. Messersmith also participates in the plan described below pursuant to which he was paid $22,600 during 1998.

In the interest of retaining talented technical personnel, the Company has adopted an incentive compensation plan for its senior geologists, geophysicists, consultants and executives that relates each individual's compensation to the success of the Company's exploration activities by providing compensation based on results of the prospects.

13.      EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                                YEAR ENDED DECEMBER 31,
                                                         -----------------------------------
                                                            1998         1997         1996
                                                            ----         ----         ----
                                                           (in thousands, except per share)
Numerator:
   Net income (loss) applicable to common stockholders   ($230,708)   ($ 28,541)   $  16,692
Denominator:
   Denominator for basic earnings per
      share - weighted-average shares outstanding ....      39,774       33,383       33,399
Effect of potentially dilutive common shares:
   Employee and director stock options ...............         N/A          N/A          650
   Warrants ..........................................         N/A          N/A        1,435
   Denominator for diluted earnings per
      share - weighted-average shares
      outstanding and assumed conversions ............      39,774       33,383       35,484
                                                         =========    =========    =========
Basic (loss) earnings per share ......................   ($   5.80)   ($   0.85)   $    0.50
                                                         =========    =========    =========
Diluted (loss) earnings per share ....................   ($   5.80)   ($   0.85)   $    0.47
                                                         =========    =========    =========

14.      SUPPLEMENTAL CASH FLOWS INFORMATION


                                                       YEAR ENDED DECEMBER 31,
                                                       -----------------------
                                                      1998      1997      1996
                                                      ----      ----      ----
                                                           (in thousands)
Cash Payments:
      Interest ..................................   $12,286   $ 3,866   $ 2,166
      Income taxes ..............................      --     $     7   ($   26)
Non-Cash Operating and Financing Activities:
      Accounts receivable .......................      --        --     ($1,080)
      Treasury stock (See Note 8) ...............      --        --     $ 1,080

15.      QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 1998 and 1997.

                                                          QUARTER ENDED
                                                          -------------
                                    MARCH 31     JUNE 30    SEPT. 30    DEC. 31(2)     TOTAL
                                  ----------   ----------  ----------  ----------    ---------
                                             (in thousands, except per share amounts)
               1998
               ----

Revenues ......................   $   11,897   $   11,742  $   23,238  $   27,149    $  74,026
                                  ==========   ==========  ==========  ==========    =========

Results of operations from
   exploration and production
   activities(1) ..............   ($  36,529)  ($ 130,567) $    1,165  ($  38,949)   ($204,880)
                                  ==========   ==========  ==========  ==========    =========
Net income (loss)(3) ..........   ($  40,927)  ($ 135,400) ($   6,521) ($  47,860)   ($230,708)
                                  ==========   ==========  ==========  ==========    =========
Net income (loss) per share:(3)
   Basic ......................   ($    1.22)  ($    4.01) ($    0.14) ($    1.04)   ($   5.80)
                                  ==========   ==========  ==========  ==========    =========
   Diluted ....................   ($    1.22)  ($    4.01) ($    0.14) ($    1.04)   ($   5.80)
                                  ==========   ==========  ==========  ==========    =========

               1997
               ----

Revenues ......................   $   16,660   $   13,239  $   12,363  $   16,071    $  58,333
                                  ==========   ==========  ==========  ==========    =========

Results of operations from
   exploration and production
   activities(1) ..............   $    8,563   $    4,606  $    3,986  ($  16,924)   $      81
                                  ==========   ==========  ==========  ==========    =========
Net income (loss)(3) ..........   $    5,644   $    2,016  $      876  ($  37,077)   ($ 28,541)
                                  ==========   ==========  ==========  ==========    =========
Net income (loss) per share:(3)
   Basic ......................   $     0.17   $     0.06  $     0.03  ($    1.11)   ($   0.85)
                                  ==========   ==========  ==========  ==========    =========
   Diluted ....................   $     0.16   $     0.06  $     0.02  ($    1.11)   ($   0.85)
                                  ==========   ==========  ==========  ==========    =========


(1) Results of operations from exploration and production activities, which approximates gross profit, are computed as operating revenues less lease operating expenses, severance and ad valorem taxes, depletion and impairment of oil and natural gas properties (after tax).

(2) Fourth quarter 1998 results include impairment of $48.9 million related to oil and natural gas properties. Fourth quarter 1997 results include impairment of $24.1 million related to oil and natural gas properties, merger expenses of $10.0 million and a provision of $6.2 million related to litigation.

(3)      Applicable to common stockholders.

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
            CONSOLIDATED SUPPLEMENTAL OIL AND NATURAL GAS INFORMATION
                                   (UNAUDITED)

The following information is being provided as supplemental information in accordance with the provisions of SFAS No. 69, "Disclosures about Oil and Gas Producing Activities."

COSTS INCURRED IN OIL AND NATURAL GAS PROPERTY ACQUISITION, EXPLORATION AND DEVELOPMENT ACTIVITIES


                                                    YEAR ENDED DECEMBER 31,
                                                    -----------------------
                                               1998          1997          1996
                                               ----          ----          ----
                                                        (in thousands)
Costs incurred during the year:(1)
Property acquisition costs
   Unproved ..........................      $ 16,545      $ 11,610      $ 10,923
   Proved ............................       259,502          --            --
Exploration ..........................        83,156        73,441        67,093
Development ..........................        51,809        25,813         9,184
                                            --------      --------      --------
                                            $411,012      $110,864      $ 87,200
                                            ========      ========      ========

(1) Costs incurred during the years ended December 31, 1998, 1997 and 1996 include general and administrative costs related to acquisition, exploration and development of oil and natural gas properties, net of third party reimbursements, of $6,651,000, $3,958,000 and $3,102,000, respectively.


CAPITALIZED COSTS RELATING TO OIL AND NATURAL GAS PRODUCING ACTIVITIES


                                                           DECEMBER 31,
                                                           ------------
                                                     1998                 1997
                                                     ----                 ----
                                                          (in thousands)


Capitalized costs ......................          $ 820,322           $ 409,310
Accumulated depletion ..................           (432,868)           (143,510)
                                                  ---------           ---------
Net capitalized costs ..................          $ 387,454           $ 265,800
                                                  =========           =========


At December 31, 1998 and 1997, costs of $94,077,000 and $51,883,000, respectively, were excluded from the depletion base. These costs are expected to be evaluated within the next three years. These costs consist primarily of acreage acquisition costs and related geological and geophysical costs.

RESULTS OF OPERATIONS FROM OIL AND NATURAL GAS PRODUCING ACTIVITIES


                                                     YEAR ENDED DECEMBER 31,
                                              ----------------------------------
                                                  1998         1997        1996
                                              ---------    ---------   ---------
                                                         (in thousands)

Oil and natural gas revenues ..............   $  73,336    $  57,640   $  55,123
Less:
   Oil and natural gas operating costs ....      12,841        5,680       4,696
   Severance and ad valorem taxes .........       4,069        2,165       1,677
   Depletion ..............................      44,347       25,573      24,759
   Impairment of long-lived assets ........     245,011       24,141        --
   Income tax benefit .....................     (28,052)        --          --
                                              ---------    ---------   ---------
                                                278,216       57,559      31,132
                                              ---------    ---------   ---------
Results of operations from oil and
   natural gas producing activities .......   ($204,880)   $      81   $  23,991
                                              =========    =========   =========

Depletion expense per MCFE ................   $    1.27    $    1.27   $    1.22
                                              =========    =========   =========

PROVED RESERVES

The following table sets forth the net proved reserves of the Company as of December 31, 1998, 1997 and 1996, and the changes therein during the years then ended. The reserve information was reviewed by Ryder Scott Company Petroleum Engineers for the years 1997 and 1996. T.J. Smith & Company, Inc. prepared the reserve information for 1998. All of the Company's oil and natural gas producing activities are located in the United States.


                                                          OIL             GAS
PROVED RESERVES:                                        (MBBLS)          (MMCF)
                                                       --------        --------

BALANCE AT DECEMBER 31, 1995 ...................          3,563          90,993
         Production ............................           (751)        (15,783)
         Revisions .............................            648          (4,418)
         Discoveries and extensions ............          5,956          36,614
                                                       --------        --------
BALANCE AT DECEMBER 31, 1996 ...................          9,416         107,406
         Production ............................           (914)        (14,603)
         Revisions .............................           (761)        (13,862)
         Discoveries and extensions ............          1,990          31,844
                                                       --------        --------
BALANCE AT DECEMBER 31, 1997 ...................          9,731         110,785
         Production ............................         (2,365)        (20,603)
         Revisions .............................         (3,088)        (33,574)
         Sale of reserves-in-place .............         (1,059)         (8,047)
         Discoveries and extensions ............          6,556          37,854
         Purchase of reserves-in-place .........         12,602          83,472
                                                       --------        --------
BALANCE AT DECEMBER 31, 1998 ...................         22,377         169,887
                                                       ========        ========


PROVED DEVELOPED RESERVES:

         Balance at December 31, 1998 ..........         14,592         120,233
         Balance at December 31, 1997 ..........          5,305          81,500
         Balance at December 31, 1996 ..........          4,361          81,192
         Balance at December 31, 1995 ..........          2,569          76,944

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS

The information that follows has been developed pursuant to SFAS No. 69 and utilizes reserve and production data prepared or reviewed by independent petroleum consultants. Reserve estimates are inherently imprecise and estimates of new discoveries are more imprecise than those of producing oil and natural gas properties. Accordingly, these estimates are expected to change as future information becomes available.

The estimated discounted future net cash flows from estimated proved reserves are based on prices and costs as of the date of the estimate unless such prices or costs are contractually determined at such date. Actual future prices and costs may be materially higher or lower. Actual future net revenues also will be affected by factors such as actual production, supply and demand for oil and natural gas, curtailments or increases in consumption by natural gas purchasers, changes in governmental regulations or taxation and the impact of inflation on costs. At December 31, 1998 and 1997, the Company has no future income taxes as the deductible tax basis and available net operating loss carryforwards exceeds future net cash flows. Future income tax expense has been reduced for the effect of available net operating loss carryforwards.


                                                              AT DECEMBER 31,
                                                            1998          1997
                                                         ---------    ---------
                                                              (in thousands)

Future cash flows ...................................... $ 592,114    $ 451,157

Future production costs ................................  (133,558)     (76,635)
Future development costs ...............................   (50,893)     (32,746)
                                                         ---------    ---------
Future net cash flows ..................................   407,663      341,776
Discount to present value at 10 percent per annum ......  (114,286)    (127,859)
                                                         ---------    ---------
Standardized measure of discounted future net cash flows $ 293,377    $ 213,917
                                                         =========    =========

The average price for natural gas in the above computations was $2.14 and $2.53 at December 31, 1998 and 1997, respectively. The average price used for crude oil in the above computations was $10.13 and $17.31 at December 31, 1998 and 1997, respectively.

CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS

The following table sets forth the changes in standardized measure of discounted future net cash flows for the years ended December 31, 1998, 1997 and 1996.

                                                       YEAR ENDED DECEMBER 31,
                                                       -----------------------
                                                   1998          1997         1996
                                                ---------    ---------    ---------
                                                           (in thousands)
BALANCE AT BEGINNING OF PERIOD ..............   $ 213,917    $ 313,623    $ 149,863

Sales of oil and gas, net of production costs     (56,426)     (49,796)     (48,750)
Changes in prices, and production costs .....     (90,882)    (165,406)     104,249
Revisions of previous quantity estimates ....     (33,938)     (28,574)        (756)
Sales of reserves-in-place ..................     (24,219)        --           --
Current year discoveries, extensions
   and improved recovery ....................      63,292       50,274      167,080
Purchase of reserves-in-place ...............     185,119         --           --
Changes in estimated future
   development costs ........................     (18,139)      (3,564)      (7,597)
Development costs incurred during the period       51,809       27,666       11,723
Accretion of discount .......................      21,392       39,451       16,182
Net change in income taxes ..................        --         80,884      (63,476)
Change in production rates (timing) and other     (18,548)     (50,641)     (14,895)
                                                ---------    ---------    ---------

Net change ..................................      79,460      (99,706)     163,760
                                                ---------    ---------    ---------

BALANCE AT END OF PERIOD ....................   $ 293,377    $ 213,917    $ 313,623
                                                =========    =========    =========

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

            2.2 Purchase and Sale Agreement dated effective October 1, 1997, by and between The Meridian Resource Corporation and Shell Western E&P Inc. (incorporated by reference from the Company's Current Report on Form 8-K dated June 30, 1998).

            3.1 Third Amended and Restated Articles of Incorporation of the Company (incorporated by reference to the Company's Quarterly Report on Form 10- Q for the three months ended September 30,
                  1998).

            3.2 Amended and Restated Bylaws of the Company (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the three months ended September 30, 1998).

            3.3 Certificate of Designation for Preferred Stock dated June 30, 1998 (incorporated by reference from the Company's Current Report on Form 8-K dated June 30, 1998).

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

            4.7 Amended and Restated Credit Agreement dated May 22, 1998, among the Company, the several banks and financial institutions and other entities from time to time parties thereto (the "Lenders"), The Chase Manhattan Bank, as administrative agent for the Lenders, Bankers Trust Company, as syndication agent, Chase Securities Inc., as advisor to the Company, Chase Securities Inc., B. T. Alex. Brown Incorporated, Toronto Dominion (Texas), Inc. and Credit Lyonnais New York Branch as co-arrangers, and Toronto Dominion (Texas), Inc. and Credit Lyonnais New York Branch, as co-documentation agents. (incorporated by reference from the Company's current report on Form 8-K dated June 30, 1998).

            4.8 Second Amended and Restated Guarantee dated June 30, 1998, between the Guarantors signatory thereto and The Chase Manhattan Bank, as Administrative Agent for the Lenders. (incorporated by reference from the Company's current report on Form 8-K dated June 30, 1998).

            4.9 Amended and Restated Pledge Agreement, dated May 22, 1998, between the Company and The Chase Manhattan Bank, as Administrative Agent. (incorporated by reference from the Company's current report on Form 8-K dated June 30, 1998).

            4.10 First Amendment to Amended and Restated Pledge Agreement dated June 30, 1998. (incorporated by reference from the Company's current report on Form 8-K dated June 30, 1998).

            4.11 Amendment No. 2 dated November 13, 1998 to Amended and Restated Credit Agreement dated May 22, 1998, by and among the Company, The Chase Manhattan

                  Bank as administrative agent, and the various lenders party thereto (incorporated by reference from the Company's Quarterly Report on Form 10-Q for the three months ended September 30, 1998).

           *4.12 The Meridian Resource Corporation Directors' Stock Option Plan (incorporated by reference to Exhibit 10.5 of the Company's Annual Report on Form 10-K for the year ended December 31, 1991, as amended by the Company's Form 8 filed March 4, 1993).

            4.13 Stock Rights and Restrictions Agreement dated as of June 30, 1998, by and between The Meridian Resource Corporation and Shell Louisiana Onshore Properties Inc. (incorporated by reference from the Company's Current Report on Form 8-K dated June 30, 1998).

            4.14 Registration Rights Agreement dated June 30, 1998, by and between The Meridian Resource Corporation and Shell Louisiana Onshore Properties Inc. (incorporated by reference from the Company's Current Report on Form 8-K dated June 30, 1998).

            10.1 See exhibits 4.2 through 4.14 for additional material contracts.

           *10.2 The Meridian Resource Corporation 1990 Stock Option Plan (incorporated by reference to Exhibit 10.6 of the Company's Annual Report on Form 10-K for the year ended December 31, 1991, as amended by the Company's Form 8 filed March 4, 1993).

           *10.3 Employment Agreement dated August 18, 1993, between the Company and Joseph A. Reeves, Jr. (incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

           *10.4 Employment Agreement dated August 18, 1993, between the Company and Michael J. Mayell (incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

           *10.5 Form of Indemnification Agreement between the Company and its executive officers and directors (incorporated by reference to Exhibit 10.6 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

           *10.6 Deferred Compensation agreement dated July 31, 1996, between the Company and Joseph A. Reeves, Jr.(incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).

           *10.7 Deferred Compensation agreement dated July 31, 1996, between the Company and Michael J. Mayell (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).

           *10.8 Texas Meridian Resources Corporation 1995 Long-Term Incentive Plan (incorporated by reference to the Company's Annual Report on Form 10-K for the year-ended December 31, 1996)


           *10.9 Texas Meridian Resources Corporation 1997 Long-Term Incentive Plan (incorporated by reference from the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 1997).

          *10.10 Cairn Energy USA, Inc. 1993 Stock Option Plan, as amended (incorporated by reference to Cairn Energy USA, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1993).

          *10.11 Cairn Energy USA, Inc. 1993 Directors Stock Option Plan, as amended (incorporated by reference to Cairn Energy USA, Inc.'s Registration Statement on Form S-1 (Reg. No.33-64646).

           10.12 Notes Receivable dated December 31, 1997 to the Company from affiliates of Michael J. Mayell (incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

           10.13 Notes Receivable dated December 31, 1997 to the Company from affiliates of Joseph A. Reeves, Jr. (incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

         * 10.14 Employment Agreement with Lloyd V. DeLano effective November 5, 1997 (incorporated by reference from the Company's Quarterly Report on Form 10-Q for the three months ended September 30, 1998).

         * 10.15 Employment Agreement with P. Richard Gessinger effective December 1, 1997 (incorporated by reference from the Company's Quarterly Report on Form 10-Q for the three months ended September 30, 1998).

        ** 10.16 The Meridian Resource Corporation TMR Employee Trust Well Bonus Plan.

       **  10.17  The Meridian Resource Corporation Management Well Bonus Plan.

       **  10.18  The Meridian Resource Corporation Geoscientist Well Bonus
                  Plan.

       **  10.19  Modification Agreement effective January 2, 1999, by and among the Company and affiliates of Joseph A. Reeves, Jr.

       **  10.20  Modification Agreement effective January 2, 1999, by and among the Company and affiliates of Michael J. Mayell.

       **  21.1   Subsidiaries of the Company.

       **  23.1   Consent of Ernst & Young LLP.

       **  23.2   Consent of T. J. Smith & Company.

       **  23.3   Consent of Ryder Scott Company

       **  27.1   Financial Data Schedule

           *    Management contract or compensation plan.
           **   Filed herewith.

   (b) Reports on Form 8-K.

      None.

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

Date:   March 22, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                  NAME                                TITLE                 DATE
                  ----                                -----                 ----
BY:  /s/      JOSEPH A. REEVES, JR.         Chief Executive Officer   March 22, 1999
              Joseph A. Reeves, Jr.         (Principal Executive Officer)
                                              Director and Chairman
                                                 of the Board


BY:  /s/      MICHAEL J. MAYELL             President and Director     March 22, 1999
              Michael J. Mayell


BY: /s/       P. RICHARD GESSINGER          Chief Financial Officer    March 22, 1999
              P. Richard Gessinger


BY: /s/       LLOYD V. DELANO               Chief Accounting Officer   March 22, 1999
              Lloyd V. DeLano


BY: /s/       JAMES T. BOND                 Director                   March 22, 1999
              James T. Bond


BY: /s/       JOE E. KARES                  Director                   March 22, 1999
              Joe E. Kares


BY: /s/       GARY A. MESSERSMITH           Director                   March 22, 1999
              Gary A. Messersmith

                                      -61-