Form 10-K/A
period 1998-12-31
MERIDIAN RESOURCE CORP
filed 1999-04-30
CIK 869369

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A


                                  AMENDMENT TO
                           APPLICATION OR REPORT Filed
                         pursuant to Section 12, 13, or
                             15(d) of the Securities
                              Exchange Act of 1934


                        THE MERIDIAN RESOURCE CORPORATION
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

                           Commission File No. 1-10671


                                 AMENDMENT NO. 1


   The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the year ended December 31, 1998 as set forth in the pages attached hereto:

                        Part III, Items 10, 11, 12 and 13

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS


                                  PRESENT POSITIONS                EXPIRATION OF
                                      WITH THE           DIRECTOR     PRESENT
        NAME             AGE           COMPANY            SINCE        TERM
---------------------   ----      ------------------     --------  -------------
Joseph A. Reeves, Jr.    52      Class III Director,      1990         1999
                                Chairman of the Board
                                 and Chief Executive
                                       Officer
  Michael J. Mayell      52    Class III Director and     1990         1999
                                      President
    James T. Bond        74       Class I Director        1997         2000
     E. L. Henry         63       Class II Director       1998         2001
    Joe E. Kares         55       Class II Director       1990         2001
 Gary A. Messersmith     50       Class II Director       1997         2001
   Jack A. Prizzi        64       Class I Director        1993         2000
    Paul D. Ching        48      Preferred Director       1999         1999

----------------------------------

   JOSEPH A. REEVES, JR. is Chairman of the Board and Chief Executive Officer of the Company. Before assuming his positions with the Company, Mr. Reeves held similar positions with the Company's predecessor, Texas Meridian Resources, Ltd. ("TMR") from 1988 until 1990.

   MICHAEL J. MAYELL is President of the Company. Before assuming such position with the Company, Mr. Mayell held a similar position with TMR from 1988 to 1990. Mr. Mayell is the son-in-law of Mr. Bond.

   JAMES T. BOND is General Manager of H.L. Hawkins, Jr. Oil and Gas located in Houston and New Orleans, Louisiana. He has been associated with such company for fifty years.

   E. L. "BUBBA" HENRY has been a partner in the law firm of Adams and Reese L.L.P. since 1987.

   JOE E. KARES has been a partner with the public accounting firm of Kares & Cihlar in Houston, Texas since 1980.

   GARY A. MESSERSMITH has been a partner with the law firm of Fouts & Moore, L.L.P., in Houston, Texas since 1982.

   JACK A. PRIZZI has served as Managing Director of Jack A. Prizzi and Co., an investment and financial advisory firm in New York, New York, since December 1988.

   PAUL D. CHING is President and General Manager of Shell Continental Companies and has been employed by Shell Oil Company or its affiliates for the past 25 years.

EXECUTIVE OFFICERS

   The following table provides information with respect to the executive officers of the Company. Each executive officer has been elected to serve until his or her successor is duly appointed or elected by the Board of Directors or his or her earlier removal or resignation from office.

                                                                  YEAR FIRST
                                                                   ELECTED
   NAME OF OFFICER         POSITION WITH THE COMPANY        AGE   AS OFFICER
   ---------------         -------------------------        ---   ----------
Joseph A. Reeves, Jr.    Chairman of the Board and Chief     52       1990
                                 Executive Officer
Michael J. Mayell             Director and President         52       1990
P. Richard Gessinger         Executive Vice President        50       1997
                           and Chief Financial Officer
Lloyd V. DeLano                Vice President and            48       1993
                             Chief Accounting Officer
----------------------------------

   For additional information regarding Messrs. Reeves and Mayell, see "Directors", above.

   P. RICHARD GESSINGER joined the Company as Executive Vice President and Chief Financial Officer in 1997. Prior to assuming such position with the Company, Mr. Gessinger gained an extensive background in energy finance over the past 27 years as a commercial banker, investment banker and entrepreneur for such firms as Rauscher Pierce Refsnes, Inc., Bear Sterns & Co., Inc., Citicorp Investment Bank and Manufacturers Hanover Trust Company.

   LLOYD V. DELANO joined the Company in January 1992 performing contract work and became an employee of the Company in October of 1992. Mr. DeLano was named Vice President - Director of Accounting of The Meridian Resource & Exploration Company (a wholly-owned subsidiary of the Company) in April of 1993 and in June 1996 was named Vice President and Chief Accounting Officer of the Company. Mr. DeLano is a Certified Public Accountant with 25 years of oil and natural gas experience.

   Other than Mr. Bond, who is Mr. Mayell's father-in-law, there are no family relationships among the officers and directors of the Company.


COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
   Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors and persons who beneficially own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten-percent shareholders are required by the regulations promulgated under Section 16(a) to furnish the Company with copies of all Section 16(a) forms they file.

   Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that, during the period from January 1, 1998, through December 31, 1998, all filing requirements applicable to officers, directors and greater than ten-percent shareholders were complied with, except that Mr. Kares was late in reporting the exercise of a stock option to purchase 15,000 shares of Common Stock and Mr. Prizzi was late in reporting the exercise of a stock option to purchase 15,000 shares of Common Stock and the sale of 3,160 shares of Common Stock. In addition, Mr. Henry reported his appointment to the Board of Directors on Form 5 rather than Form 3.

ITEM 11.  EXECUTIVE COMPENSATION

   The following table contains compensation data for the five highest paid executive officers serving at the end of 1998 whose 1998 salary and annual bonus compensation exceeded $100,000, and one other individual who would otherwise have been included in this table but for the fact that such individual was not serving as an executive officer of the Company at the end of 1998 (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                              LONG-TERM
                                                   ANNUAL COMPENSATION                       COMPENSATION
                                       ----------------------------------------------  ------------------------
                                                                       OTHER           RESTRICTED    SECURITIES
            NAME AND                                                   ANNUAL            STOCK       UNDERLYING       ALL OTHER
       PRINCIPAL POSITION    YEAR      SALARY($)(1)   BONUS($)(1)  COMPENSATION($)(3)  AWARD($)(1)   OPTIONS(#)  COMPENSATION($)(4)
       ------------------    ----      ------------   -----------  -----------------   -----------   ----------  ------------------
Joseph A. Reeves, Jr.        1998       $32,488         $526,010      $105,423          $748,800      1,500,000         $7,500
  CEO                        1997        37,454          344,920        48,300           800,000         50,000          9,575
                             1996       202,973          373,244          --             455,004         50,000          6,953

Michael J. Mayell            1998        32,488          526,010       105,423           748,800      1,500,000          7,500
  President                  1997        37,454          344,920        48,300           800,000         50,000          9,575
                             1996       202,973          373,244          --             455,004         50,000          6,953

P. Richard Gessinger         1998       200,000            7,500           *              58,379(6)       4,000          7,500
Executive Vice President     1997        16,667            8,333          --               --            25,000              -
and Chief Financial
Officer (5)
Lloyd V. DeLano              1998       149,350           25,000        22,602             --            25,000          7,646
Vice President and           1997       127,950           12,083          --               --             7,500          8,677
Chief Accounting             1996       112,794           10,000          --               --             5,000          6,123
Officer
Kevin McMichael
Former Executive Vice        1998       186,410                -        25,279            15,938(6)           -          6,667
President (7)                1997        28,846            8,333           -                             25,000              -

---------

(1) Salary and bonus compensation excludes amounts deferred by Messrs. Reeves and Mayell pursuant to a deferred compensation plan (the "DCP"), which have been reported in the Restricted Stock Award Column. The DCP was approved by the Board of Directors in 1996 as a method to preserve company liquidity and further align the executive officers interests with those of the Company's shareholders. No actual shares of Common Stock are issued and the officer has no rights with respect to any shares unless and until there is a distribution. Distributions can only be made upon the death, retirement or termination of employment of the officer. Until distribution, the value of such stock rights are subject to the general credit of the Company and the market value of the Company's Common Stock. Pursuant to the DCP, the Company also granted to each officer an equal matching deferral, which is subject to a one-year vesting and is included in the Restricted Stock Award Column. Under the terms of the grants, the employee and matching deferrals are allocated to a Common Stock account in which units are credited to the accounts of the officer based on the number of shares that could be purchased at the market price of the Common Stock at June 28, 1996 ($9.00 per share), for the deferrals of 1996, and at December 31, 1996 ($17.00 per share), for the deferrals of 1997 at December 31, 1997 ($9 9/16 per share), for the deferrals during the first half of 1998, and at June 30, 1998 ($7 1/16 per share), for the deferrals during the second half of 1998). Pursuant to the DCP, Messrs. Reeves and Mayell each elected to defer $180,000, $400,000 and $374,400 of their compensation for 1996, 1997 and
     1998, respectively. The total value of all grants (including the amount of matching deferrals) under these arrangements as of December 31, 1998 was $1,140,398. An amount equal to the dividends, if any, that would otherwise have been paid with respect to such shares had they actually been issued will be credited to the respective Common Stock accounts as well.

(3) The Company adopted in 1994 a program under which net profit interests are granted to certain key employees of the Company in prospects and wells in which the Company is pursuing and drilling. In general, the net profit interests is 2.00% of any well and are subject to proportional reduction to the Company's interests. Pursuant to these arrangements, during 1998, net profit interests of 2% were granted to each of Messrs. Reeves and Mayell of the Company in various prospects acquired by the Company in 1998. Although such grants were intended to provide long-term incentive for the executive officer or employee by aligning his or her interests with those of the Company in its drilling efforts, such grants are not subject to vesting, the continued employment of the individual with the Company or other conditions. Accordingly, such grants are considered part of the Company's annual compensation package and not compensation under a long-term incentive plan. Each grant of a net profits interest is reflected in this table at a value based on a third party appraisal of the interest granted or the Company's current estimate of value for those prospects for which a third party appraisal has not yet been completed.

(4)  Company contributions to its 401(k) plan.

(5)  Mr. Gessinger began employment with the Company in December 1997.

(6) Reflects restricted stock grants pursuant to such employee's employment agreement. All 5,000 shares granted to Mr. McMichael are fully vested. Mr. Gessinger is fully vested in 5,000 shares, with the remaining 13,215 shares vesting over the next three years. At December 31, 1998, the value of such restricted stock grants were $58,379 and $15,938 for each of Messrs. Gessinger and McMichael, respectively.

(7) Mr. McMichael began employment with the Company in November 1997. Mr. McMichael resigned as an officer and employee of the Company in November 1998.

   The following table sets forth those options granted to the Named Executive Officers during 1998. None of these options were "in-the-money" as of December 31, 1998. All options are subject to vesting requirements.

                          OPTION GRANTS IN FISCAL 1998

                                                  INDIVIDUAL GRANTS
                             -----------------------------------------------------------
                                               % OF TOTAL
                                NUMBER OF        OPTIONS
                                 SHARES        GRANTED TO    EXERCISE                          POTENTIAL REALIZABLE VALUE AT ASSUMED
                               UNDERLYING     EMPLOYEES IN     PRICE        EXPIRATION              ANNUAL RATES OF STOCK PRICE
      NAME                   OPTIONS GRANTED   FISCAL YEAR   ($/SHARE)         DATE                APPRECIATION FOR OPTION TERM
-------------------------    ---------------  ------------   ---------    --------------    ----------------------------------------
                                                                                                   5% ($)                 10% ($)
                                                                                            --------------------    ----------------
Joseph A. Reeves, Jr.           1,500,000          46%         $3 3/8         8/26/08            $8,246,279            $13,130,821
Michael J. Mayell               1,500,000          46%         $3 3/8         8/26/08             8,246,279             13,130,821
P. Richard Gessinger                4,000            *         $3 3/8         8/26/08                21,990                 35,016
Lloyd V. DeLano                    25,000            *         $3 3/8         8/26/08               137,438                218,847
Kevin J. McMichael                   -               -            -              -                     -                      -

--------------

   * Less than 1%.

   The following table summarizes the number and value of options exercised by the Named Executive Officers during 1998, as well as the number and value of unexercised options owned by the Named Executive Officers as of December 31, 1998. None of the options summarized in this table were "in-the-money" as of December 31, 1998.

                 AGGREGATE OPTION EXERCISES IN FISCAL YEAR 1998
                       AND DECEMBER 31, 1998 OPTION VALUE

                                                          NUMBER OF        VALUE OF UNEXERCISED
                                                         UNEXERCISED           IN-THE-MONEY
                                                          OPTIONS AT            OPTIONS AT
                               SHARES                    DECEMBER 31,          DECEMBER 31,
                              ACQUIRED       VALUE         1998(#)                1998($)
                                 ON        REALIZED      EXERCISABLE/          EXERCISABLE/
                NAME         EXERCISE(#)      ($)     UNEXERCISABLE (1)        UNEXERCISABLE
---------------------------  -----------   ---------  -----------------    --------------------

Joseph A. Reeves, Jr. (1)        --           --      1,200,000/581,000             0/0
Michael J. Mayell (1)            --           --      1,200,000/581,000             0/0
P. Richard Gessinger             --           --         4,000/26,000               0/0
Lloyd V. DeLano                  --           --        18,750/61,250               0/0
Kevin J. McMichael               --           --             --                     0/0

---------------------------

(1) Excludes (i) warrants (the "General Partner Warrants") granted to each of Messrs. Reeves and Mayell in October 1990 in connection with the Company's formation and (ii) Warrants ("Executive Officer Warrants") issued in prior years to Messrs. Reeves and Mayell in connection with the surrender of certain "Class B warrants" to the Company. The value of these warrants at December 31, 1998, based on the difference between the market price of the Common

     Stock at December 31, 1998 and the exercise price of the respective warrants was $1,386,248 for each of Messrs. Reeves and Mayell.

OTHER

   In August 1998, the Board of Directors, with Messrs. Reeves and Mayell abstaining, approved a bonus program pursuant to which the Company would pay Messrs. Reeves and Mayell each $300,000 on each of January 1, 1999, January 1, 2000 and January 1, 2001, provided such individuals remain employed by the Company on such dates.

COMPENSATION OF DIRECTORS

   Non-employee directors of the Company (other than the Preferred Director) receive an annual retainer, payable in quarterly installments, of $20,000. Non-employee directors also are reimbursed for expenses incurred in attending Board of Directors and committee meetings, including those for travel, food and lodging. Directors and members of committees of the Board of Directors who are employees of the Company or its affiliates are not compensated for their Board of Directors and committee activities.

   Pursuant to the Director Plan, options to purchase up to 270,000 shares of Common Stock may be granted. Under the Director Plan, each non-employee director (other than a Preferred Director) is granted, on the date of his appointment, election, reappointment or re-election as a member of the Board of Directors, an option ("Director Option") for 15,000 shares of Common Stock at an exercise price equal to the fair market value of a share of Common Stock on the date of grant. The duration of each Director Option is five years from the date of grant, and each Director Option may be exercised in whole or in part at any time after the date of grant; provided, however, that the option vests with respect to 25% of the shares of Common Stock covered by such Director Option one year after the date of grant, with respect to an additional 25% of such shares of Common Stock two years after the date of grant, and with respect to all remaining shares of Common Stock three years after the date of grant. There are currently outstanding options to acquire 165,000 shares under the Director Stock Option Plan with a weighted average exercise price of $9.13 per share. There are currently only 45,000 additional shares available for grant under the Director Plan.

   Mr. Messersmith also receives a retainer of $8,330 per month for legal services he renders on behalf of the Company and also participates in the Well Bonus Plans, pursuant to which he was paid $22,600 during 1998.

EMPLOYMENT AGREEMENTS

   The Company has entered into an employment agreement ("Employment Agreement") with each of Messrs. Reeves and Mayell. Each Employment Agreement is for a term of three years, renewable annually for a term to extend three years from such renewal date. Each Employment Agreement provides for compensation in a minimum amount of $289,800 per annum, to be reviewed at least annually for possible increases, and annual bonuses and other perquisites in accordance with Company policy. If either of Messrs. Reeves or Mayell terminates his employment for "Good Reason" (as defined below), or is terminated by the Company for other than "Good Cause" (as defined below), such individual would receive a cash lump sum payment equal to the sum of (i) the base salary for the remainder of the employment period under the Employment Agreement, (ii) an amount equal to the last annual bonus paid to him, (iii) two times the sum of his annual base salary and last bonus, (iv) all compensation previously deferred and any accrued interest thereon, (v) a lump-sum retirement benefit equal to the actuarial equivalent of the benefits lost by virtue of the early termination of the employee and (vi) continuation of benefits under the Company's benefit plans. If either of Messrs. Reeves or Mayell dies or is terminated by the Company for Good Cause, such individual or such individual's estate, as applicable, would receive all payments then due him under the Employment Agreement through the date of termination, including a prorated annual bonus and any compensation previously deferred. Each of Messrs. Reeves and Mayell also is entitled under his Employment Agreement to certain gross-up payments if an excise tax is imposed pursuant to Section 4999 of the Code, which imposes an excise tax on certain severance payments in excess of three times an annualized compensation amount following certain changes in control.

   The term "Good Reason" is defined in each Employment Agreement, with respect to each of Messrs. Reeves and Mayell, generally to mean (i) a change in the nature or scope of the duties or responsibilities of such individual, unless remedied by the Company; (ii) any failure by the Company to pay any form of compensation stated in each

Employment Agreement, unless remedied by the Company; (iii) requiring such individual to be based at any office or location 30 miles or more from the current location of the Company, other than travel reasonably required in the performance of such individual's responsibilities; (iv) any purported termination by the Company of such individual's employment other than due to death or for Good Cause; or (v) any failure of the Company to require a successor of the Company to assume the terms of the Employment Agreement. The term "Good Cause" is defined in each Employment Agreement generally to mean (i) such individual has been convicted of a felony that is no longer subject to direct appeal; (ii) such individual has been adjudicated to be mentally incompetent so as to affect his ability to serve the Company that is no longer subject to direct appeal or (iii) such individual has been found guilty of fraud or willful misfeasance so as to materially damage the Company that is no longer subject to direct appeal.

   Mr. P. Richard Gessinger has entered into an employment agreement with the Company under which he is given the title Chief Financial Officer and Executive Vice President of the Company. Mr. Gessinger's employment agreement provides that he will receive a monthly salary of $16,666.67 and an annual bonus at the discretion of the Company's Board of Directors. If Mr. Gessinger is terminated, depending on the circumstances, he may be entitled to a payment equal to twelve times his monthly salary. If the Company changes control, he may be entitled to receive his monthly salary for twelve months after the Company changes control.

   Mr. Lloyd V. DeLano has entered into an Employment Agreement with the Company under which he is given the title Vice President of the Company. The Employment Agreement provides that Mr. DeLano will receive a monthly salary of $12,445.84 and an annual bonus in the amount determined in the discretion of the Company's Board of Directors. If Mr. DeLano is terminated, he may, depending on the circumstances, be entitled to receive a payment equal to six times his monthly salary. Also, if the Company changes control, he may be entitled to receive his monthly salary for eighteen months after the Company changes control.

THE INCENTIVE PLANS

   The Company's Board of Directors have adopted The Meridian Resource Corporation 1997 Long-Term Incentive Plan and 1995 Long-Term Incentive Plan (together, the "Plans"). The Plans authorize the Board of Directors or a Committee of the Board of Directors to issue stock options, stock appreciation rights, restricted stock and performance awards. The aggregate number of shares of Common Stock that currently may be issued under the Plans is 4,549,043, which represents approximately 10% of the total outstanding number of shares of Common Stock. This number may change in order to maintain that number at 10% of the total outstanding number of shares of Common Stock. There are currently 4,498,300 shares allocated to outstanding options or stock rights under deferred compensation arrangements under the Plans. As of December 31, 1998, none of the stock options granted under the Plans were "in-the-money".

WELL BONUS PLANS

   In addition, during 1998, the Company implemented a new net profits program that was adopted effective as of November 1997. All employees are eligible to participate in this program. Pursuant to this program, the Company adopted three separate well bonus plans: (i) The Meridian Resource Corporation Geoscientist Well Bonus Plan (the "Geoscientist Plan"); (ii) The Meridian Resource Corporation TMR Employees Trust Well Bonus Plan (the "Trust Plan") and (iii) The Meridian Resource Corporation Management Well Bonus Plan (the "Management Plan"). The Executive Committee of the Board of Directors, which is comprised of Messrs. Reeves and Mayell, administers each of the Well Bonus Plans. The participants in each of the Well Bonus Plans are designated by the Executive Committee in its sole discretion. Participants in the Management Plan are limited to executive offices of the Company and other key management personnel designated by the Executive Committee. Neither Messrs. Reeves or Mayell will participate in the Management Plan, except with respect to a small number of wells and prospects not covered by their original net profit grants described above in footnote 1 of the Summary Compensation Table. The participants in the Trust Plan generally will be all employees of the Company that do not participate in one of the other Well Bonus Plans.

   Pursuant to the Well Bonus Plans, the Executive Committee designates, in its sole discretion, the individuals and wells that will participate in each of the Well Bonus Plans. The Executive Committee also determines the percentage bonus that will be paid under each well and the individuals that will participate thereunder. It is intended that these well bonuses function similar to an actual net profit interests, except that the employee will not have a real property interest and his or her rights to such bonuses will be subject to a one-year vesting period, except for grants in 1998 for which all employees were deemed vested.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

   Certain components of the compensation of the executive officers of the Company, other than Messrs. Reeves and Mayell, are determined by the Employee Compensation Committee of the Board of Directors of the Company, which is comprised of Messrs. Reeves and Mayell. Stock-based and other non-cash compensation decisions with respect to the Company's executive officers are made by the full Board of Directors, with each of Messrs. Reeves and Mayell abstaining with respect to matters pertaining to him. For a discussion of certain transactions between the Company and members of the Board of Directors, see "Item 13--Certain Relationships and Related Transactions". In addition, cash compensation decisions during 1998 with respect to Messrs. Reeves and Mayell were made by the full Board of Directors, with each of Messrs. Reeves and Mayell abstaining.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The following table sets forth information, as of April 30, 1999, with respect to the beneficial ownership of Common Stock by (a) each director, (b) each Named Executive Officer, (c) each shareholder known by the Company to be the beneficial owner of more than 5% of the Common Stock and (d) all officers and directors of the Company as a group.

                                                       NUMBER OF SHARES
                                                         BENEFICIALLY
                                  NAME                     OWNED (1)     PERCENT
-----------------------------------------------------  ----------------  -------
Joseph A. Reeves, Jr.(2) ............................    1,994,109        4.2%
Michael J. Mayell(3) ................................    1,897,093        4.0
P. Richard Gessinger(4) .............................       42,938          *
Kevin McMichael .....................................        5,000          *
Lloyd V. DeLano(5) ..................................       67,211          *
James T. Bond(6) ....................................       26,000          *
E. L. Henry(7) ......................................        --
Joe E. Kares(8) .....................................       40,000          *
Gary A. Messersmith(9) ..............................       15,200          *
Jack A. Prizzi(10) ..................................       50,000          *
All executive officers and directors as a group (9
persons) (2), (3), (4), (5), (6), (7), (8), (9), (10)    4,137,531        8.4%
Shell Oil Company(11) ...............................   24,919,458       42.5%
Phemus Corporation (12) .............................    2,785,860        6.1%
KAIM Non-Traditional LP (13) ........................    3,309,527        7.2%
CharlesBank Capital Partners(14) ....................    1,785,860        8.3%

---------------------

* Less than one percent.

1. Shares of Common Stock which are not outstanding but which can be acquired by a person upon exercise of an option or warrant within sixty days are deemed outstanding for the purpose of computing the percentage of outstanding shares beneficially owned by such person.

2. Includes 464,016 shares, 714,000 shares, and 79,077 shares of Common Stock that Mr. Reeves has the right to acquire upon the exercise of the General Partner Warrant, Executive Warrants, and stock options under the Company's stock option plans, respectively. Also includes 581,000 vested shares underlying deferred compensation arrangements. Excludes 22,876 unvested shares under deferred compensation arrangements and 1,500,000 shares underlying options not exercisable within 60 days. Mr. Reeves' business address is 15995 N. Barkers Landing, Suite 300, Houston, Texas 77079.

3. Includes 464,016 shares, 714,000 shares, and 79,077 shares of Common Stock that Mr. Mayell has the right to acquire upon the exercise of the General Partner Warrant, Executive Warrants, and stock options under the Company's stock option plans, respectively. Also includes 581,000 vested shares underlying deferred compensation arrangements. Excludes 22,870 unvested shares under deferred compensation arrangements and 1,500,000 shares underlying options not exercisable within 60 days. Mr. Mayell's business address is 15995 N. Barkers Landing, Suite 300, Houston, Texas 77079.

4. Includes 26,000 shares of Common Stock that Mr. Gessenger has the right to acquire upon the exercise of stock options. Excludes 3,000 shares underling options not exercisable within 60 days.

5. Includes 61,250 shares of Common Stock that Mr. DeLano has the right to acquire upon the exercise of stock options. Excludes 18,750 shares underling options not exercisable within 60 days.

6. Includes 15,000 shares of Common Stock that Mr. Bond has the right to acquire upon the exercise of stock options. Excludes 15,000 shares underling options not exercisable within 60 days.

7. Excludes 30,000 shares underlying options that are not exercisable within 60 days.

8. Includes 40,000 shares of Common Stock that Mr. Kares has the right to acquire upon the exercise of stock options. Excludes 15,000 shares underling options not exercisable within 60 days.

9. Includes 15,000 shares of Common Stock that Mr. Messersmith has the right to acquire upon the exercise of stock options. Excludes 30,000 shares underling options not exercisable within 60 days.

10. Includes 47,500 shares of Common Stock that Mr. Prizzi has the right to acquire upon the exercise of stock options. Excludes 7,500 shares underling options not exercisable within 60 days.

11. Based solely upon a Schedule 13D filed with the Securities and Exchange Commission. Shell Oil Company controls Shell Louisiana Onshore Properties Inc. ("SLOPI"), which is the record holder of 12,082,030 shares of Common Stock and preferred stock that is convertible into 12,837,428 shares of Common Stock. Shell Oil Company's business address is One Shell Plaza, Houston, Texas 77002. SLOPI's business address is P.O. Box 7986, Newark, Delaware. Includes 12,082,030 shares of Common Stock as well as 12,837,428 shares of Common Stock issuable upon conversion of the Preferred Stock.

12. Based solely upon a Schedule 13G filed with the Securities and Exchange Commission. The business address of Phemus Corporation is 600 Atlantic Avenue, Boston, Massachusetts 02210-2203. Includes 20,000 shares underlying stock options exercisable within 60 days.

13. The business address of KAIM Non-Traditional, L.P., is 1800 Avenue of the Stars, 2nd Floor, Los Angeles, California 90067.

14. Based solely upon a Schedule 13G filed with the Securities and Exchange Commission. The business address of CharlesBank Capital Partners is 600 Atlantic Avenue, 26th floor, Boston, MA 02210

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

SHELL TRANSACTION

   On June 30, 1998, the Company acquired all of Shell's and its affiliates onshore oil and gas property interests located in south Louisiana pursuant to the Shell Transactions. The Shell Transactions were consummated pursuant to a merger (the "LOPI Transaction") between a wholly-owned subsidiary of the Company and Louisiana Onshore Properties Inc. ("LOPI"), an indirect wholly-owned subsidiary of Shell, and a separate cash purchase of oil and gas properties (the "SWEPI Acquisition" and with the LOPI Transaction, the "Shell Transactions") from Shell Western E&P Inc., an indirect wholly-owned subsidiary of Shell ("SWEPI"). The LOPI Transaction was consummated pursuant to the terms and conditions of an Agreement and Plan of Merger dated March 27, 1998 (the "LOPI Agreement"), between the Company, a wholly-owned subsidiary of the Company, LOPI and SLOPI. Pursuant to the terms of the LOPI Agreement, upon consummation of the merger, the Company issued to SLOPI 12,082,030 shares of Common Stock and 3,982,906 shares of Preferred Stock that are convertible into a total of 12,837,428 shares of Common Stock. In light of the large ownership position that was issued to SLOPI in the LOPI Transaction and in recognition of both the Company's and SLOPI's desire that the Company function as an independent oil and gas company, SLOPI and the Company entered into certain arrangements that define and limit SLOPI's and the Company's respective rights and obligations. These arrangements between the parties are defined in the Stock Rights and Restrictions Agreement, the Certificate of Designation and a Registration Rights Agreement dated June 30, 1998 (the "Registration Rights Agreement"), between the Company and SLOPI, which are summarized below.

   The SWEPI Acquisition was consummated pursuant to the terms and conditions of a Purchase and Sale Agreement dated effective as of October 1, 1997, between a subsidiary of the Company and SWEPI. The Company paid $42.5 million in cash for the oil and gas property interests acquired in the SWEPI Acquisition, which is subject to adjustment based upon production and expenses after October 1, 1997.

   STOCK RIGHTS AND RESTRICTIONS AGREEMENT

   The Stock Rights and Restrictions Agreement contains terms and provisions that limit SLOPI's and its affiliates' control of the Company while protecting their interests in the context of certain extraordinary transactions by (i) allowing SLOPI to maintain representation on the Company's Board of Directors,
(ii) restricting SLOPI's and its affiliates' ability to propose or effect certain business combinations with the Company, (iii) restricting the ability of SLOPI and its affiliates to sell certain portions of their shares of Common Stock and Preferred Stock, subject to certain exceptions designed to permit them to sell such shares over time and to sell such shares in the event of certain business combinations involving the Company, (iv) limiting SLOPI's and its affiliates' discretionary voting rights to 23% of the total voting shares, except with respect to certain extraordinary events and in situations in which the average per share market value of the Common Stock has been less than $5.50 per share or the Company is in material breach of its obligations under the agreements governing the LOPI Transaction, (v) permitting SLOPI and its affiliates to purchase additional securities of the Company in order to maintain a 21% beneficial ownership interest of the Common Stock if the Company proposes to issue additional shares of Common Stock or securities convertible into Common Stock, (vi) restricting SLOPI's and its affiliates' ability to purchase additional shares of Common Stock and (vii) allowing SLOPI and its affiliates to receive additional shares of Common Stock or cash in the event they sell shares of Common Stock received upon conversion of the Preferred Stock for less than the conversion price in effect on the date of conversion of such Preferred Stock.

   DIRECTORS. The Stock Rights and Restrictions Agreement and the Certificate of Designation together provide that SLOPI may elect at least one member of the Company's Board of Directors and additional members in the event the number of Board seats is increased to ten or more so that SLOPI is able to nominate that number of directors that equals the product (rounded downward to the nearest whole number, but in no event less than one) of the total number of directors following such election multiplied by 20%. So long as there is at least one director elected by the holders of Preferred Stock serving on the Company's Board of Directors, at least one director elected by the holders of Preferred Stock is required to be a member of the Company's audit committee.

   BUSINESS TRANSACTIONS. Subject to certain limited exceptions, the Stock Rights and Restrictions Agreement prohibits SLOPI and its affiliates from engaging or proposing to engage in any business combination transaction with the Company unless such proposal is made after June 30, 2001, and on the date such transaction is proposed, there is no Preferred Director or director nominated by SLOPI and its affiliates serving on the Board of Directors.

   TRANSFER RESTRICTIONS. The Stock Rights and Restrictions Agreement generally prohibits SLOPI and its affiliates from selling or otherwise transferring the Shell Shares; provided, however, beginning on June 30, 2000, they may sell an incremental 25% of the Common Stock issued in the LOPI Transaction or upon conversion of the Preferred Stock until June 30, 2003, at which time, they may sell 100% of such shares of Common Stock. In addition, beginning on June 30, 2001, SLOPI and its affiliates may sell or transfer an incremental one-third of the shares of Preferred Stock issued in the LOPI Transaction until June 30, 2003, at which time they may sell or transfer 100% of such Preferred Stock. SLOPI and its affiliates, however, may sell their Shell Shares at any time in connection with a tender offer for the Common Stock, subject to a right of first refusal by the Company to purchase such shares at 105% of the tender offer price.

   LIMITATION ON PURCHASE OF COMMON STOCK. Subject to certain limited exceptions, the Stock Rights and Restrictions Agreement prohibits SLOPI and its affiliates from purchasing or acquiring any additional shares of Common Stock (except upon conversion of the Preferred Stock or future share issuances required by the LOPI Agreement or Stock Rights and Restrictions Agreement) until June 30, 2001.

   VOTING RIGHTS. The Stock Rights and Restriction Agreement provides that SLOPI and its affiliates shall be entitled to vote, in their complete discretion and on all matters, such number of its shares of Voting Stock that constitute up to 23% of the then outstanding shares of Voting Stock eligible to be cast for such matter. SLOPI and its affiliates will be required to vote any shares of Voting Stock that are Excess Shares pro rata with the votes of all shares other than the Excess Shares that are actually voted for, against or abstain from voting on the matter. SLOPI's and its affiliates' voting rights will not be limited and they will have discretionary voting rights with respect to all of the Shell Shares in the event (i) the matter to be voted on involves certain business combination transactions, (i) the matter to be voted on involves a change of control of the Company or (iii) on the date the matter is voting on the average per share market value for the Common Stock is less than $5.50 per share. Currently, the average per share market value of the Common Stock is below $5.50 per share; therefore, it is not expected that SLOPI's discretionary voting rights at the meeting will be limited.

   SHELL PURCHASE RIGHTS. The Stock Rights and Restrictions Agreement provides that, if SLOPI and its affiliates beneficially own shares of Common Stock that after consummation of a proposed transaction by the Company would represent less than 21% of the outstanding shares of Common Stock, the Company shall provide SLOPI and its affiliates the right to purchase shares of Common Stock (or securities exchangeable into Common Stock) such that, following SLOPI's purchase and the consummation of the contemplated transaction, SLOPI and its affiliates would beneficially own 21% of the Common Stock.

   COMPANY SUPPORT OF CERTAIN STOCK SALES. The Stock Rights and Restrictions Agreement provides that if the proceeds received by SLOPI and its affiliates on the sale of Common Stock issued upon conversion of the Preferred Stock is less than approximately $10.52 per share, the Company shall pay in cash an amount equal to, or issue additional shares of Common Stock to SLOPI and its affiliates equal in amount to, the difference between the proceeds received on the sale of such Common Stock and $10.52 per share.

   CERTIFICATE OF DESIGNATION

   The terms of the Preferred Stock are set forth in the Certificate of Designation. The Preferred Stock has an aggregate stated value of $135 million and ranks prior to the Common Stock as to distribution of assets and payment of dividends. The Preferred Stock is entitled to receive, when and as declared by the Board of Directors, a cash dividend at the rate of 4% per annum on the stated value per share; provided, however, dividends shall cease to accrue on an incremental one-third of the shares of Preferred Stock on the third, fourth and fifth anniversaries of the LOPI Transaction so that no dividends will accrue on any shares of Preferred Stock after June 30, 2003. Each share of Preferred Stock is entitled to one vote on matters submitted to the Company's shareholders for their approval. Until the earlier of (i) the termination of the Stock Rights and Restrictions Agreement and (ii) SLOPI and its affiliates beneficially own less than 21% of the outstanding Common Stock, the holders of the Preferred Stock may elect at least one member of the Company's Board of Directors and additional members in the event the number of Board seats is increased to ten or more so that SLOPI is able to nominate that number of directors (each a "Preferred Director") that equals the product (rounded downward to the nearest whole number, but in no event less than one) of the total number of directors following such election multiplied by 20%. The Preferred Stock may be converted into Common Stock at any time by the holder thereof. In addition, on or after June 30, 2001, the Closing Date, the Preferred Stock will automatically convert into Common Stock in the event the mean Per Share Market Value (as defined in the Certificate of Designation) exceeds 150% of the conversion price (approximately $10.52 per share) for 75 consecutive trading days.

   REGISTRATION RIGHTS AGREEMENT

   The shares of Common Stock issued in the LOPI Transaction and the shares of Common Stock that will be issued upon conversion of the Preferred Stock are restricted stock and are not freely transferable and tradable. Therefore, the Company and SLOPI entered into the Registration Rights Agreement to facilitate the sale or transfer of the shares of Common Stock owned by SLOPI. SLOPI and its affiliates will have the right to require the Company to file a registration Statement with the Securities and Exchange Commission on ten separate occasions for the resale of all or a portion of the eligible Common Stock owned by SLOPI. However, the Company will not be obligated to file a requested registration Statement in the event that the aggregate number of shares of eligible Common Stock to be included in such requested registration is less than 2 1/2% of the issued and outstanding Common Stock or if the Company reasonably determines that the filing thereof at the time requested, or the offering of the eligible Common Stock pursuant thereto, would materially and adversely affect a pending or proposed offering of securities of the Company or other transaction or require premature disclosure of information not otherwise required to be disclosed to the potential detriment of the Company. In addition, if the Company at any time proposes to file a registration Statement relating to a public offering of Common Stock to be sold for cash that would permit the registration of eligible Common Stock held by SLOPI and its affiliates, SLOPI and its affiliates will be entitled to include all or a portion of the eligible Common Stock owned by them in such registration Statement and offering unless it is determined that the distribution of such stock would materially adversely affect the distribution of the securities being registered for sale by the Company, in which case SLOPI's participation in such registration will be reduced.

PARTICIPATION INTERESTS

   In the ordinary course of business, the Company offers participation in exploration prospects to industry partners. Terms of each participation vary depending on the risk and economic conditions existing in the oil and gas industry at the time of grant. In addition, in an effort to provide the Company's executive officers and key employees with additional incentive to identify and develop successful exploratory prospects for the Company, the Company has adopted a policy of offering to its principal executive officers and key employees responsible for the identification and development of prospects the right to participate in each of the prospects pursued by the Company. Such participation is required to be on the same terms and conditions as the Company and its outside partners and is currently limited in aggregate to an approximate 8% working interest in any prospect. Other than prospects in the Chocolate Bayou Field, in which Mr. Reeves and Mr. Mayell each have a right to have a 3.3% working interest, and prospects completed prior to 1994, in which Messrs. Reeves and Mayell each has a working interest of 3.5%, the maximum percentage that either Messrs. Reeves and Mayell may elect to participate in any prospect is a 1.5% working interest.

   During 1998, both Messrs. Reeves and Mayell, either personally or through wholly-owned or affiliated corporations, participated as working interest owners in properties of the Company. Under the terms of the operating and other agreements relating to the Company's wells and prospects, the Company, as operator, incurs various expenses relating to the prospect or well that are then billed to the working interest owner. During 1998, each of TODD (a company owned by Mr. Reeves) and Sydson (a company owned by Mr. Mayell) were indebted to the Company for expenses paid by the Company in respect of their working interest in various prospects and wells in which the Company acted as operator. To date, Todd and Sydson have participated in every prospect that the Company has drilled a 1.5% working interest upon the same terms and conditions as other third party working interest owners.

   TODD and Sydson collectively invested approximately $2,126,000 for the year ended December 31, 1998, in oil and natural gas drilling activities for which the Company was the operator. Collective amounts due from such entities for such activities were approximately $4,450,000 as of December 31, 1998, which have been netted by amounts owed to them from the Company. The Company executed note agreements with TODD and Sydson dated December 31, 1997, for $1,510,699 each related to certain amounts due, which matured on December 30, 1998, and accrue interest at variable market rates. TODD and Sydson participated under the same terms negotiated with unaffiliated working interest owners.

OTHER

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

   Mr. Messersmith is a partner in the law firm of Fouts & Moore, L.L.P., in Houston, Texas, which periodically provides legal services for the Company. In addition, the Company has Mr. Messersmith on personal retainer of $8,333.33 per month relating to services provided to the Company personally by Mr. Messersmith. Mr. Messersmith also participates in the Well Bonus Plans pursuant to which he was paid $22,600 during 1998.

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