Form 10-Q
period 1999-03-31
MERIDIAN RESOURCE CORP
filed 1999-05-14
CIK 869369

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended:  March 31, 1999

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

Number of shares of common stock outstanding at May 4, 1999         45,831,757

                       THE MERIDIAN RESOURCE CORPORATION
                         QUARTERLY REPORT ON FORM 10-Q




                                     INDEX

                                                                        PAGE
                                                                       NUMBER


PART I  -  FINANCIAL INFORMATION

   Item 1.  Financial Statements

         Consolidated Statements of Operations (unaudited) for the
            Three Months Ended March 31, 1999 and 1998                  3

         Consolidated Balance Sheets as of March 31, 1999 (unaudited)
            and December 31, 1998                                       4

         Consolidated Statements of Cash Flows (unaudited) for the
            Three Months Ended March 31, 1999 and 1998                  6

         Notes to Consolidated Financial Statements (unaudited)         7

   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations              10


PART II  -  OTHER INFORMATION

   Item 1.     Legal Proceedings                                       18

   Item 6.  Exhibits and Reports on Form 8-K                           19


SIGNATURE                                                              20

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

              THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                    THREE MONTHS ENDED MARCH 31,
                                                         1999            1998
                                                       --------        --------
                                                      (in thousands, except for
                                                       per share information)
REVENUES:
  Oil and natural gas ..........................       $ 23,104        $ 11,766
  Interest and other ...........................            202             131
                                                       --------        --------
                                                         23,306          11,897
COSTS AND EXPENSES:
  Oil and natural gas operating ................          4,170           1,518
  Severance and ad valorem taxes ...............          2,239             460
  Depletion and depreciation ...................         12,687           6,259
  General and administrative ...................          2,794           1,977
  Interest .....................................          5,055           2,332
  Impairment of long-lived assets ..............           --            40,278
                                                       --------        --------
                                                         26,945          52,824
INCOME (LOSS) BEFORE INCOME TAXES ..............         (3,639)        (40,927)

INCOME TAX EXPENSE (BENEFIT) ...................           --              --
                                                       --------        --------
NET INCOME (LOSS) ..............................         (3,639)        (40,927)
DIVIDEND REQUIREMENT ON
  PREFERRED STOCK ..............................       ($ 1,350)           --
                                                       --------        --------
NET INCOME (LOSS) APPLICABLE TO
  COMMON SHAREHOLDERS ..........................       ($ 4,989)       ($40,927)
                                                       ========        ========
NET INCOME (LOSS) PER SHARE:
  Basic ........................................       ($   .11)       ($  1.22)
                                                       ========        ========
  Diluted ......................................       ($   .11)       ($  1.22)
                                                       ========        ========

                See notes to consolidated financial statements.

              THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (unaudited)


                                                        MARCH 31,   DECEMBER 31,
                                                          1999         1998
                                                       ---------     ---------
                                                          (in thousands)

                                     ASSETS

CURRENT ASSETS:

  Cash and cash equivalents ......................     $   5,337     $   9,478
  Accounts receivable ............................        28,434        32,558
  Due from affiliates ............................         5,285         4,848
  Prepaid expenses and other .....................         2,326         1,394
                                                       ---------     ---------
         Total current assets ....................        41,382        48,278

PROPERTY AND EQUIPMENT:

  Oil and natural gas properties, full cost
    method (including $89,968,000 [1999]
    and $94,077,000 [1998] not subject to
    depletion) ...................................       842,492       820,322
  Land ...........................................           478           478
  Equipment ......................................         6,786         6,775
                                                       ---------     ---------
                                                         849,756       827,575
  Accumulated depletion and depreciation .........      (448,808)     (436,120)
                                                       ---------     ---------
                                                         400,948       391,455
OTHER ASSETS .....................................         5,873         5,442
                                                       ---------     ---------
                                                       $ 448,203     $ 445,175
                                                       =========     =========

                See notes to consolidated financial statements.

              THE MERIDIAN  RESOURCE CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (continued)
                                  (unaudited)

                                                             MARCH 31,    DECEMBER 31,
                                                               1999          1998
                                                             ---------    ---------
                                                                  (in thousands)
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable .......................................   $  31,148    $  19,138
  Revenues and royalties payable .........................       2,967        6,500
  Accrued liabilities ....................................      13,815       24,440
  Current maturities of long-term debt ...................          42           84
                                                             ---------    ---------
         Total current liabilities .......................      47,972       50,162

LONG TERM DEBT ...........................................     250,000      240,000
COMMITMENTS AND CONTINGENCIES ............................        --           --
LITIGATION LIABILITIES ...................................       6,205        6,205

STOCKHOLDERS' EQUITY:
  Preferred stock, $1.00 par value (25,000,000 shares
    authorized, 3,982,906 [1999] and 3,982,906 [1998]
    shares of Series A Cumulative Convertible
    Preferred Stock issued at stated value ...............     135,000      135,000
  Common stock, $0.01 par value (200,000,000 shares
    authorized, 45,817,319 [1999] and 45,817,319 [1998]
    issued ...............................................         463          461
  Additional paid-in capital .............................     270,748      270,477
  Accumulated deficit ....................................    (261,803)    (256,814)
  Unamortized deferred compensation ......................        (359)        (293)
                                                             ---------    ---------
                                                               144,049      148,831
  Treasury stock, at cost (1,275 [1999] and
    1,275 [1998] shares) .................................         (23)         (23)
                                                             ---------    ---------
  Total stockholders' equity .............................     144,026      148,808
                                                             ---------    ---------
                                                             $ 448,203    $ 445,175
                                                             =========    =========

                 See notes to consolidated financial statements.

              THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)


                                                    THREE MONTHS ENDED MARCH 31,
                                                    ----------------------------
                                                             1999        1998
                                                           --------    --------
                                                              (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss .............................................   ($ 3,639)   ($40,927)
  Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
     Depletion and depreciation ........................     12,687       6,259
     Amortization of other assets ......................        487          23
     Non-cash compensation .............................        437         599
     Impairment of long-lived assets ...................       --        40,278
   Changes in operating assets and liabilities:
     Accounts receivable ...............................      4,124      (1,131)
     Due from affiliates ...............................       (437)       (218)
     Accounts payable ..................................     12,010         110
     Revenues and royalties payable ....................     (3,533)     (1,448)
     Accrued liabilities and other .....................     (8,199)     (4,475)
                                                           --------    --------
   Net cash provided by (used in) operating activities .     13,937        (930)
                                                           --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment, net ............    (26,283)    (18,406)
   Other ...............................................       --          (165)
                                                           --------    --------
   Net cash used in investing activities ...............    (26,283)    (18,571)
                                                           --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt ........................     15,000      17,897
   Reductions in long-term debt ........................     (5,042)        (19)
   Exercise of stock options ...........................       --            72
   Payment of preferred stock dividends ................     (1,350)       --
   Deferred loan costs and other .......................       (403)       --
                                                           --------    --------
   Net cash provided by financing activities ...........      8,205      17,950
                                                           --------    --------
NET CHANGE IN CASH AND CASH EQUIVALENTS ................     (4,141)     (1,551)
CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD ..............................      9,478       8,083
                                                           --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .............   $  5,337    $  6,532
                                                           ========    ========

                See notes to consolidated financial statements.

              THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1.    BASIS OF PRESENTATION

The consolidated financial statements reflect the accounts of The Meridian Resource Corporation and its subsidiaries (the "Company") after elimination of all significant intercompany transactions and balances. The Company acquired in two separate transactions (the "Shell Transactions") certain Louisiana onshore properties from Shell Oil Company ("Shell"). The Shell Transactions were accounted for as purchases for financial accounting purposes. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 as filed with the Securities and Exchange Commission.

The financial statements included herein are unaudited, and, in the opinion of management, the information furnished reflects all material adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented.

2.    IMPAIRMENT OF LONG-LIVED ASSETS

No impairment of long-lived assets was recognized during the first quarter of 1999 due to significant reserve additions made during the quarter. During the first quarter of 1998, the Company recognized a $40.3 million non-cash write down of its oil and natural gas properties under the full cost method of accounting, primarily as a result of declines in both oil and natural gas prices which significantly lowered the present value of proved oil and natural gas reserves as of March 31, 1998 and nonproductive investments in oil and gas properties.

3.  LONG-TERM DEBT

In May 1998, the Company amended and restated its credit facility with The Chase Manhattan Bank as Administrative Agent (the "Credit Facility") to provide for maximum borrowings, subject to borrowing base limitations, of up to $250 million. In November 1998, the Company amended the Credit Facility to increase the then-existing borrowing base from $200 million to $250 million. The borrowing base currently set at $250 million is scheduled to be redetermined on August 23, 1999. In addition to the regularly scheduled semi-annual borrowing base redeterminations, the lenders under the Credit Facility have the right to redetermine the borrowing base at any time once during each calendar year and the Company has the right to obtain a redetermination by the banks of the borrowing base once during each calendar year. Borrowings under the Credit Facility are secured by pledges of the outstanding capital stock of the Company's material subsidiaries and a mortgage of all of the Company's offshore oil and natural gas properties and several onshore oil and natural gas properties. In the event of a default, the Company is obligated to pledge additional properties representing, in the aggregate, at least 75% of the Company's present value of proved properties. The Credit Facility contains various restrictive covenants, including, among other things, maintenance of certain financial ratios and restrictions on cash dividends on the Common Stock.

Borrowings under the Credit Facility mature on May 22, 2003.

Under the Credit Facility, as amended, the Company may secure either (i) an alternative base rate loan that bears interest at a rate per annum equal to the greatest of the administrative agent's prime rate, a certificate of deposit based rate or federal funds based rate plus 0% to 1.5% or (ii) a Eurodollar base rate loan that bears interest, generally, at a rate per annum equal to the London interbank offered rate plus 1.0% to 2.5%, depending on the Company's ratio of the aggregate outstanding loans and letters of credit to the borrowing base. The Credit Facility also provides for commitment fees ranging from .3% to
 .5% per annum. At March 31, 1998, the Company had outstanding borrowings of $250 million under the Credit Facility.

4.    COMMITMENTS AND CONTINGENCIES

LITIGATION

In November 1998, Enron Capital & Trade Resources Corp. ("Enron") filed an action in the District Court of Harris County, Texas, 11th Judicial District, Texas against the Company and certain Shell affiliates alleging causes of action against the Company and Shell for trespass and tortious interference with contract and seeking declaratory and injunctive relief. Enron asserts that the Company's drilling and operation of certain Louisiana oil and gas wells has and will trespass upon Enron's Louisiana property interests and tortiously interfere with a Participation Agreement dated June 12, 1996 between Enron and Shell (the "Participation Agreement"). Enron asserts further that it is being denied its right to participate in certain drilling projects allegedly included under the Participation Agreement, including interests in wells drilled in the Weeks Island Field. In response to Enron's claims, the Company filed an action against Enron in the 31st Judicial District for the Parish of Jefferson Davis, Louisiana seeking injunctive relief against Enron for interfering with the Company's rights to operate and asserting that the matter should be addressed and resolved by the Louisiana Commissioner of Conservation. The Company subsequently entered into a stipulation with Enron whereby Enron agreed not to contest the Company on three wells drilled, two of which are currently in operation in the Thornwell Field, the Guidry 21-1, Guidry 16-1 and Lacassine #33-3.

The properties covered by the Participation Agreement are owned by the Company, with record title in the Company's subsidiary, Louisiana Onshore Properties Inc., which was acquired from Shell in the Shell Transactions. Subject to certain agreed upon limitations, Enron, Shell and the Company have consented to submit this dispute to arbitration. Enron has appointed an arbitrator and Shell and the Company have together appointed a second arbitrator, and a third arbitrator is expected to be selected by the two appointed arbitrators by the end of the second quarter of 1999. After the arbitrators have been selected, a schedule will be created for the arbitration of disputes between Enron on one hand and Shell and the Company on the other hand.

The Company intends to vigorously defend against Enron's claims. The Company believes that it is entitled to operate the referenced Louisiana properties and that Enron is not entitled to any of the Company's interest in wells that have been drilled in the Weeks Island Field. However, in the event of an adverse determination resulting in a monetary judgment or property losses as a result of Enron's claims, the Company believes that it is entitled to indemnification or reimbursement from Shell under the agreements governing the Shell Transactions as well as under common law and state and federal securities laws, and the Company has informed Shell that it will pursue all available courses of action in this regard in the event of an adverse determination. Absent Shell's failure to timely honor its indemnity obligations, the Company currently does not believe the dispute with Enron will have a material adverse effect on its financial condition or results of operations.

5.  NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income
(loss) per share:


                                                   THREE MONTHS ENDED MARCH 31,
                                                   ----------------------------
                                                             1999        1998
                                                           --------    --------
                                                              (in thousands,
                                                             except per share)
Numerator:
    Net income (loss) ..................................   ($ 3,639)   ($40,927)
    Less: Preferred Dividend Requirements ..............     (1,350)       --
    Net income (loss) used in Per Share Calculation ....   ($ 4,989)   ($40,927)
Denominator:
    Denominator for basic net income (loss) per
      share - weighted-average shares outstanding ......     45,817      33,451
Effect of potentially dilutive common shares:
    Employee and director stock options ................        N/A         N/A
    Warrants ...........................................        N/A         N/A
    Denominator for diluted net income (loss) per
      share - weighted average shares outstanding
      and assumed conversions ..........................     45,817      33,451
                                                           ========    ========
Basic net income (loss) per share ......................   ($  0.11)   ($  1.22)
                                                           ========    ========
Diluted net income (loss) per share ....................   ($  0.11)   ($  1.22)
                                                           ========    ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following is a discussion of the Company's financial operations for the three months ended March 31, 1999 and 1998. The notes to the Company's consolidated financial statements included in this report, as well as the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (and the notes attached thereto), should be read in conjunction with this discussion.

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

The LOPI Transaction and the SWEPI Acquisition (together, the "Shell Transactions") were effected to increase our reserves, lease acreage positions and exploration prospects in Louisiana and are expected to substantially increase our production and cash flow. The Shell Transactions were accounted for utilizing the purchase method of accounting. Therefore, operations relating to the oil and gas properties acquired in the Shell Transactions (the "Shell Properties") are included in our results of operations beginning with the third quarter of 1998.

INDUSTRY CONDITIONS. Our revenues, profitability and future rate of growth are substantially dependent upon prevailing prices for natural gas and oil. Oil and natural gas prices have been extremely volatile in recent years and are affected by many factors outside of our control. In this regard, average worldwide oil and natural gas prices have decreased substantially from levels existing during 1998. As a result of these declines, the price received by us during the quarter ended March 31, 1999 was $1.87 per Mcfe compared to $2.29 per Mcfe during the quarter ended March 31, 1998, which has negatively impacted our revenues and cash flow during the first quarter of 1999. These industry conditions, and any continuation thereof, will have several important consequences to us, including decreasing the level of cash flow received from our producing properties, delaying the timing of exploration of certain prospects and reducing our access to capital markets, which could adversely affect our revenues, profitability and ability to maintain or increase its exploration and development program.

RESULTS OF OPERATIONS

OPERATING REVENUES. First quarter 1999 oil and natural gas revenues increased 96% primarily due to production volumes increasing by 142% on a natural gas equivalent basis. This production increase was a direct result of the inclusion of results from the Shell Properties, as well as new wells being placed on production during the last twelve months. Prices fell by 18% on a natural gas equivalent basis, which partially offset revenue increases from increased production.

The following table summarizes our operating revenues, production volumes and average sales prices for the three months ended March 31, 1999 and 1998.

                                     THREE MONTHS ENDED
                                          MARCH 31,                     1999
                                    -------------------     1999      PERCENTAGE
                                      1999       1998      CHANGE     OF CHANGE
                                    --------   --------   --------    --------
Production Volumes:
  Oil (Mbbl) ....................      1,044        210        834         397%
  Natural Gas (Mmcf) ............      6,109      3,858      2,251          58%
  Natural Gas Equiv. (MCFE) .....     12,373      5,118      7,255         142%
Average Sales Prices:
  Oil ($/Bbl) ...................   $  11.44   $  13.65   ($  2.21)        (16%)
  Natural Gas ($/MCF) ...........   $   1.83   $   2.29   ($  0.46)        (20%)
  Natural Gas Equiv. ($/MCFE) ...   $   1.87   $   2.29   ($  0.42)        (18%)
Gross Revenues (000's):
  Oil ...........................   $ 11,943   $  2,867   $  9,076         317%
  Natural Gas ...................     11,161      8,850      2,311          26%
  Pipeline ......................       --           49        (49)       (100%)
                                    --------   --------   --------
          Total .................   $ 23,104   $ 11,766   $ 11,338          96%
                                    ========   ========   ========

OPERATING EXPENSES. Oil and natural gas operating expenses increased $2.7 million to $4.2 million for the three months ended March 31, 1999, compared to $1.5 million for the same time period in 1998. The increase was primarily due to added operating expenses related to the inclusion of costs and expenses from the Shell Properties as well as new wells brought on production in the last twelve months. On a MCFE basis, base operating expenses have increased 14% in the first three months of 1999 to $.34 from $.30 in the first three months of 1998. This increase was primarily attributable to the fact that operating costs for the more mature fields acquired from Shell are higher than those of our existing properties with higher per well flow rates. The Company continues to implement its plan to reduce the operating costs associated with the Shell Properties, and during the first quarter of 1999 operating cost on a MCFE basis decreased by 8% to $.34 compared to an average cost of $.39 on a MCFE basis during the second half of 1998.

SEVERANCE AND AD VALOREM TAXES. Severance and ad valorem taxes increased $1.7 million to $2.2 million in the first quarter of 1999, compared to $.5 million during the same time period in 1998. This increase is largely attributed to the additional production as a result of the purchase of the Shell Properties, all of which are subject to state severance taxes and parish ad valorem taxes.

INTEREST AND OTHER INCOME. Interest and other income during the first quarter 1999 increased $0.1 million from the comparable period in 1998.

DEPLETION AND DEPRECIATION. Depletion and depreciation expense increased during the first quarter of 1999 to $12.7 million from $6.3 million for the same time period in 1998. This increase was primarily a result of the significant production increase of 142% over the comparable period in 1998. Although depletion and depreciation expense increased in the aggregate, on a MCFE basis there was a decrease of $.19/MCFE from a $1.22/MCFE for the quarter ended March 31, 1998 to $1.03/MCFE during the comparable time period in 1999.

GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense increased $.8 million to $2.8 million in the first three months of 1999 compared to $2.0 million during the first three months of 1998. This increase was primarily a result of increases in the number of employees, salaries, wages and related employee costs associated with our expanded exploration and production activities associated with the Shell Transactions. On a per unit of production basis, general and administrative expense has decreased 40% from $.39/MCFE in the first quarter of 1998 to $.23/MCFE during the first three months of 1999 due to the fact the Company has been able to integrate the oil and gas properties acquired in the Shell Transactions and increase production levels without corresponding increases in overhead.

INTEREST EXPENSE. Interest expense increased $2.8 million to $5.1 million during the first quarter of 1999 compared to $2.3 million in 1998. The increase is a combination of borrowings of approximately $37 million utilized to fund the purchase of certain properties in the Shell Transactions and continued borrowings to fund our exploration and development program during 1998 and the first quarter of 1999.

IMPAIRMENT OF LONG-LIVED ASSETS. Although commodity prices decreased from December 31, 1998 price of $1.95/MCFE to $1.91/MCFE March 31, 1999, we did not record any impairment of long-lived assets during the first quarter of 1999 due to significant reserve additions made during the quarter as a result of our first quarter exploration and development program. The Company follows the full cost method of accounting for its investments in oil and natural gas properties, which requires that the net carrying value of oil and natural gas properties is limited to the sum of the present value (10% discount rate) of the estimated future net cash flows from proved reserves, based on the current prices and costs, plus the lower of cost or estimated value of unproved properties. Due to prevailing market conditions as of March 31, 1998, the average prices utilized by the Company in determining the net carrying value of its oil and natural gas properties were $2.44 per

Mcf and $14.38 per Bbl, compared to $2.53 per Mcf and $17.31 per Bbl utilized to calculate such value at December 31, 1997. As a result of this significant decline in oil and natural gas prices and nonproductive investments, the Company recognized a $40.3 million non-cash write down of its oil and natural gas properties under the full cost method of accounting.

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL. During the first quarter of 1998, our liquidity needs were met from cash from operations and borrowings under our credit facilities. As of March 31, 1999, we had a cash balance of $5.3 million and negative working capital of $6.4 million. The decrease in both the cash balance and working capital from levels existing at December 31, 1998, reflects our capital expenditures related to the exploration and development activities and reduced operating cash flows resulting from lower oil and natural gas prices.

AMENDED CREDIT FACILITY. In May 1998, we amended and restated our credit facility with The Chase Manhattan Bank as Administrative Agent (the "Credit Facility") to provide for maximum borrowings, subject to borrowing base limitations, of up to $250 million. In November 1998, we amended the Credit Facility to increase the then-existing borrowing base from $200 million to $250 million. The borrowing base currently set at $250 million is scheduled to be redetermined on August 23, 1999. In addition to regularly scheduled semi-annual borrowing base redeterminations, the lenders under the Credit Facility have the right to redetermine the borrowing base at any time once during each calendar year and we have the right to obtain a redetermination by the banks of the borrowing base once during each calendar year. Borrowings under the Credit Facility are secured by pledges of the outstanding capital stock of our material subsidiaries and a mortgage of all of the Company's offshore oil and natural gas properties and several onshore oil and natural gas properties. In the event of a default, we are obligated to pledge additional properties representing, in the aggregate, at least 75% of our present value of proved properties. Borrowings under the Credit Facility mature on May 22, 2003.

The Company's Credit Facility includes various restrictive covenants including an interest coverage ratio, a total debt leverage ratio and a minimum net worth requirement. Prior to obtaining an amendment to the Credit Facility, the Company was in violation of the total debt leverage ratio at March 31, 1999 which required a minimum 3.25:1.00 coverage of the Company's total indebtedness at period end to twelve month trailing pro forma EBITDA. The amendment provided for, among other things, a modification of the existing requirement to 4.00:1.00 at March 31, 1999 and June 10, 1999, 3.50:1.00 at September 30, 1999 and
3.25:1.00 at December 31, 1999 and for all future periods. Continued compliance with this covenant and others is conditioned on an improvement in the Company's financial and operational performance. Management believes these levels of financial and operational performance will be met over the next year primarily due to the significant increase in production scheduled to begin in the near-term at two of the Company's most recent discoveries in addition to the positive effects of higher oil and gas prices.

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

CAPITAL EXPENDITURES. Capital expenditures during the first three months of 1999 consisted of $22 million for property and equipment additions related to exploration and development of various prospects (including leases), seismic data acquisitions, and drilling and completion costs. We currently expect capital expenditures for the remainder of 1999 to be approximately $38 million and anticipate that such capital expenditures will be funded from cash flows from our producing properties and additional borrowings. We expect our capital budget for the remainder of 1999 to focus on lower risk development projects, concentrating on our Weeks Island, North Turtle Bayou/Ramos, Thornwell, Kings Bayou and Rockerfeller projects. Availability of capital to fund the remainder of our 1999 exploration and development program will depend upon the success of our drilling program and the nature and extent of capital expenditures required for development of discoveries. In this regard, we anticipate that based on our current product price and production forecast, internal cash flow and borrowings permitted by the Credit Facility should fully fund the remainder of our 1999 capital expenditure program as currently anticipated, however, we are considering alternative ways to raise additional capital through equity or debt financing, which the Company would use to provide additional working capital.

DIVIDENDS. It is our policy to retain existing cash for reinvestment in our business, and therefore, we do not anticipate that we will pay dividends with respect to the Common Stock in the foreseeable future. The Preferred Stock issued upon closing of the LOPI Transaction accrues a quarterly cash dividend of 4% of its stated value with the dividend ceasing to accrue incrementally on one-third of the shares of Preferred Stock on June 30, 2001, 2002 and 2003 so that no dividends will accrue on any shares of Preferred Stock after June 30, 2003. Dividends on the Preferred Stock aggregating $1.4 million were accrued for the first quarter of 1999.

STOCK RIGHTS AND RESTRICTIONS AGREEMENT. In light of the large ownership position issued to SLOPI in the LOPI Transaction and in recognition of both our and SLOPI's desire that the Company function as an independent oil and gas company, we entered into a Stock Rights and Restrictions Agreement with SLOPI that defines and limits SLOPI's and our respective rights and obligations. These agreements limit SLOPI's and its affiliates' control while protecting their interests in the context of certain extraordinary transactions by (i) allowing SLOPI to maintain representation on our Board of Directors, (ii) restricting SLOPI's and its affiliates' ability to effect certain business combinations with us or to propose certain business combinations with us, (iii) restricting the ability of SLOPI and its affiliates to sell certain portions of their shares of Common Stock and Preferred

Stock, subject to certain exceptions designed to permit them to sell such shares over time and to sell such shares in the event of certain business combinations involving us, (iv) limiting SLOPI's and its affiliates' discretionary voting rights to 23% of the total voting shares, except with respect to certain extraordinary events and in situations in which the price of the Common Stock for a period of time has been less than $5.50 per share or we are in material breach of our obligations under the agreements governing the LOPI Transaction,
(v) permitting SLOPI and its affiliates to purchase additional of our securities in order to maintain a 21% beneficial ownership interest of the Common Stock if we propose to issue additional shares of Common Stock or securities convertible into Common Stock, (vi) extending certain statutory and corporate restrictions on business combinations applicable to SLOPI and its affiliates and (vii) obligating us, at our option, to issue a currently indeterminable number of additional shares of Common Stock in the future, or pay cash, in satisfaction of a make-whole provision contained in the Stock Rights and Restrictions Agreement in the event SLOPI receives less than approximately $10.52 per share on the sale of any Common Stock that is issuable upon conversion of the Preferred Stock. SLOPI currently is restricted from selling shares of Common Stock owned by it until June 30, 2000. Beginning on June 30, 2000, SLOPI may sell 25% of the Common Stock owned by it and may sell an incremental 25% of the Common Stock owned by it each year until June 30, 2003, at which time it is free to sell all Common Stock owned by it. In the event SLOPI sold all Common Stock issued on conversion of the Preferred Stock at the market prices existing on May 4, 1999, our make-whole obligation would be approximately $54.8 million, which we may satisfy at our option in cash or Common Stock, which could significantly dilute all holders of our Common Stock other than Shell, or significantly reduce our ability to raise additional funds for exploration and development.

YEAR 2000

We are currently conducting a company-wide Year 2000 readiness program ("Y2K Program"). The Y2K Program is addressing the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000. Therefore, some computer hardware and software will need to be modified prior to the year 2000 to remain functional. We anticipate that our Year 2000 compliance will be substantially complete by June 1999.

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

FORWARD-LOOKING INFORMATION

From time to time, we may make certain statements that contain "forward-looking" information as defined in the Private Securities Litigation Reform Act of 1995 and that involves risk and uncertainty. These forward-looking statements may include, but are not limited to, exploration and seismic acquisition plans, anticipated results from current and future exploration prospects, the anticipated results of wells based on logging data and production tests, anticipated results or expectations relating to litigation and other disputes, future sales of production, earnings, margins, production levels and costs, market trends in the oil and natural gas industry and the exploration and development sector thereof, environmental and other expenditures and various business trends. Forward-looking statements may be made by management orally or in writing including, but not limited to, the Management's Discussion and Analysis of Financial Condition and Results of Operations section and other sections of our filings with the Securities and Exchange Commission under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended.

Actual results and trends in the future may differ materially depending on a variety of factors including, but not limited to, the success of our exploration and development program; changes in the price of oil and natural gas, which could cause us to delay or suspend planned drilling operations or reduce production levels; risks relating to the availability of capital to fund drilling operations and our current estimates of our need for additional capital, which can be adversely affected by adverse drilling results, production declines, declines in oil and gas prices and declines in the overall economy; world-wide political stability and economic growth; our successful execution of internal exploration, development and operating plans; risks inherent in the drilling of oil and natural gas wells, including risks of fire, explosion, blowout, pipe failure, casing collapse, unusual or unexpected formation pressures, unusual or unexpected weather conditions; litigation and disputes and changes in information available to the Company relating thereto; environmental hazards and other operating and production risks, which may temporarily or permanently reduce production or cause initial production or test results to not be indicative of future well performance or delay in timing of sales or completion of drilling operations; environmental regulation and costs; regulatory uncertainties and legal proceedings. The risks related to the year 2000, and the dates on which we believe our Y2K Program will be completed, are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, or that there will not be a delay in, or increased costs associated with, the implementation of our Y2K Program. Specific factors that might cause differences between the estimates and actual results include, but are not limited to, the availability and cost of personnel trained in these areas, the ability to locate and correct all relevant computer codes, timely responses to and corrections by third parties and suppliers, the ability to implement interfaces between the new systems and the systems not being replaced, and similar uncertainties. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third parties and the interconnection of global businesses, we cannot ensure our ability to timely and cost effectively resolve problems associated with the Year 2000 issue that may affect our operations and business or expose us to third-party liability.

                         PART II  -  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

          As previously disclosed in the Company's Annual Report on Form 10-K, the Company is involved in litigation with AMOCO Production Company ("AMOCO") relating to the Company's right to drill the Company's Ben Todd No. 1 well. The Company expects a judgment to be entered in the near future. The Company believes that it fully accrued for such judgment during the fourth quarter of 1997.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)       Exhibits.

      3.1   -     Amendment No. 1 to Amended and Restated Bylaws (incorporated by reference from the Company's Current Report on Form 8-K dated May 5, 1999).

      4.1 Rights Agreement dated May 5, 1999, between the Company and American Stock Transfer & Trust Co., as Rights Agent (incorporated by reference from the Company's Current Report on Form 8-K dated May 5, 1999).

      4.2 Resolution Establishing a Series of Preferred Stock dated May 5, 1999 (incorporated by reference from the Company's Current Report on Form 8-K dated May 5, 1999).

      4.3 Form of Right Certificate (incorporated by reference from the Company's Current Report on Form 8-K dated May 5, 1999).

      10.1        Amendment No. 4 to Credit Agreement.

      27.1        Financial Data Schedule

(b)       Reports on Form 8-K.

      None.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



              THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                                 (Registrant)









Date:       May 15, 1999                        By: P. RICHARD GESSINGER
                                                    --------------------
                                                    P. Richard Gessinger
                                                    Executive Vice President and
                                                    Chief Financial Officer


                                                By: LLOYD V. DELANO
                                                    Lloyd V. DeLano
                                                    Vice President
                                                    Chief Accounting Officer
                                      20