Form 10-Q
period 1999-06-30
MERIDIAN RESOURCE CORP
filed 1999-08-16
CIK 869369

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended:  June 30, 1999

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

Number of shares of common stock outstanding at August 5, 1999    45,903,532

                        THE MERIDIAN RESOURCE CORPORATION
                          QUARTERLY REPORT ON FORM 10-Q



                                      INDEX
                                                                           PAGE
                                                                          NUMBER
PART I  -  FINANCIAL INFORMATION

   Item 1.  Financial Statements

            Consolidated Statements of Operations (unaudited) for the
               Three Months and Six Months Ended June 30, 1999
               and 1998......................................................3

            Consolidated Balance Sheets (unaudited) as of June 30, 1999 and December 31, 1998.........................................4

            Consolidated Statements of Cash Flows (unaudited) for the
               Six Months Ended June 30, 1999 and 1998.......................6

            Notes to Consolidated Financial Statements (unaudited)...........7

   Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations..........................12

   Item 3.  Quantitative and Qualitative Disclosures about Market Risk......22


PART II  -  OTHER INFORMATION

   Item 1.  Legal Proceedings...............................................24

   Item 2.  Changes in Securities and Use of Proceeds.......................25

   Item 4.  Submission of Matters to a Vote of Security Holders.............26

   Item 6.  Exhibits and Reports on Form 8-K................................26


SIGNATURE...................................................................28

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

              THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                       THREE MONTHS            SIX MONTHS
                                      ENDED JUNE 30           ENDED JUNE 30,
                                  ---------------------   ---------------------
                                    1999        1998        1999        1998
                                  ---------   ---------   ---------   ---------
                                        (IN THOUSANDS, EXCEPT FOR PER SHARE
                                                   INFORMATION)
REVENUES:
  Oil and natural gas ..........  $  30,805   $  11,508   $  53,909   $  23,274

  Interest and other ...........        164         234         366         365
                                  ---------   ---------   ---------   ---------
                                     30,969      11,742      54,275      23,639
                                  ---------   ---------   ---------   ---------
COSTS AND EXPENSES:
  Oil and natural gas operating       4,046       1,808       8,216       3,326
  Severance and ad valorem taxes      2,742         375       4,981         835
  Depletion and depreciation ...     12,728       6,280      25,415      12,539
  General and administrative ...      3,110       2,139       5,904       4,116
  Interest .....................      5,553       2,692      10,608       5,023
  Impairment of long-lived assets      --       155,848        --       196,126
                                  ---------   ---------   ---------   ---------
                                     28,179     169,142      55,124     221,965
                                  ---------   ---------   ---------   ---------

INCOME (LOSS) BEFORE
  INCOME TAXES .................      2,790    (157,400)       (849)   (198,326)


INCOME TAX BENEFIT .............         --     (22,000)         --     (22,000)
                                  ---------   ---------   ---------   ---------

NET INCOME (LOSS) ..............      2,790    (135,400)       (849)   (176,326)
                                  ---------   ---------   ---------   ---------

DIVIDEND REQUIREMENT ON
  PREFERRED STOCK ..............     (1,350)         --      (2,700)         --
                                  ---------   ---------   ---------   ---------

NET INCOME (LOSS) APPLICABLE
  TO COMMON STOCKHOLDERS .......  $   1,440   ($135,400)  ($  3,549)  ($176,326)
                                  =========   =========   =========   =========

NET INCOME (LOSS) PER SHARE:
  Basic ........................  $    0.03   ($   4.01)  ($    .08)  ($   5.24)
                                  =========   =========   =========   =========
  Diluted ......................  $    0.03   ($   4.01)  ($    .08)  ($   5.24)
                                  =========   =========   =========   =========

               See notes to consolidated financial statements.

              THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)


                                                      JUNE 30,     DECEMBER 31,
                                                        1999          1998
                                                      ---------   -------------
                                                           (IN THOUSANDS)
                        ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ........................  $  16,886   $       9,478
  Accounts receivable ..............................     26,167          32,558
  Due from affiliates ..............................      1,690           4,848
  Prepaid expenses and other .......................      3,678           1,394
                                                      ---------   -------------
    Total current assets ...........................     48,421          48,278
                                                      ---------   -------------

PROPERTY AND EQUIPMENT:
  Oil and natural gas properties, full cost method
    (including $82,836,000 [1999] and
    $94,077,000 [1998] not subject to depletion) ...    865,714         820,322
  Land .............................................        478             478
  Equipment ........................................      7,328           6,775
                                                      ---------   -------------
                                                        873,520         827,575
  Accumulated depletion and depreciation ...........   (461,548)       (436,120)
                                                      ---------   -------------
                                                        411,972         391,455
                                                      ---------   -------------
OTHER ASSETS .......................................      5,774           5,442
                                                      ---------   -------------
                                                      $ 466,167   $     445,175
                                                      =========   =============

                 See notes to consolidated financial statements.

              THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS (continued)
                                   (unaudited)

                                                           JUNE 30,    DECEMBER 31,
                                                             1999           1998
                                                           ---------  -------------
                                                               (IN THOUSANDS)
          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable ....................................... $  26,588  $      19,138
  Revenues and royalties payable .........................     5,100          6,500
  Accrued liabilities ....................................    16,337         24,440
  Notes payable ..........................................       656             --
  Current maturities of long-term debt ...................        --             84
                                                           ---------  -------------
    Total current liabilities ............................    48,681         50,162
                                                           ---------  -------------

LONG-TERM DEBT ...........................................   245,000        240,000
                                                           ---------  -------------
9 1/2% CONVERTIBLE SUBORDINATED NOTES ....................    20,000             --
                                                           ---------  -------------
LITIGATION LIABILITIES ...................................     6,205          6,205
                                                           ---------  -------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $1.00 par value (25,000,000 shares
    authorized, 3,982,906 [1999]
    and 3,982,906 [1998] shares of Series A Cumulative
    Convertible Preferred Stock issued at stated value) ..   135,000        135,000
  Common stock, $0.01 par value (200,000,000 shares
    authorized, 45,903,550 [1999] and
    45,817,319 [1998] issued) ............................       465            461
  Additional paid-in capital .............................   271,583        270,477
  Accumulated deficit ....................................  (260,396)      (256,814)
  Unamortized deferred compensation ......................      (371)          (293)
                                                           ---------  -------------
                                                             146,281        148,831
  Treasury stock, at cost (0 [1999] and
  1,275 [1998] shares) ...................................        --            (23)
                                                           ---------  -------------
Total stockholders' equit ...............................   146,281        148,808
                                                           ---------  -------------
                                                           $ 466,167  $     445,175
                                                           =========  =============

               See notes to consolidated financial statements.

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                       SIX MONTHS ENDED JUNE 30,
                                                           1999         1998
                                                       -----------   ----------
                                                             (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss .............................................  ($     849)  ($ 176,326)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
  Depletion and depreciation .........................      25,415       12,539
  Amortization of other assets .......................         609           58
  Non-cash compensation ..............................         829          964
  Impairment of long-lived assets ....................        --        196,126
  Deferred income taxes ..............................        --        (22,000)
Changes in assets and liabilities excluding effects of
  acquisition of oil and gas properties:
  Accounts receivable ................................       6,391       (4,881)
  Due from affiliates ................................       3,158       (1,197)
  Accounts payable ...................................       7,450       25,733
  Revenues and royalties payable .....................      (1,400)      (1,560)
  Notes payable ......................................         656         --
  Accrued liabilities and other ......................      (1,334)      (5,596)
                                                       -----------   ----------
Net cash provided by operating activities ............      40,924       23,860
                                                       -----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to oil and gas properties and other ......     (59,822)     (65,746)
  Acquisition of oil and gas properties ..............      (5,860)     (37,078)
  Sales of oil and gas properties ....................       9,546        2,100
                                                       -----------   ----------
Net cash used in investing activities ................     (56,136)    (100,724)
                                                       -----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt .......................      35,000       74,896
  Reductions in long-term debt .......................     (10,084)         (58)
  Proceeds from issuance of common stock .............       1,132        1,292
  Preferred stock dividends accrued ..................      (2,700)        --
  Deferred loan costs ................................        (728)      (1,452)
                                                       -----------   ----------
Net cash provided by financing activities ............      22,620       74,678
                                                       -----------   ----------
NET CHANGE IN CASH AND CASH EQUIVALENTS ..............       7,408       (2,186)
CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD .............................       9,478        8,083
                                                       -----------   ----------
CASH AND CASH EQUIVALENTS
  AT END OF PERIOD ................................... $    16,886   $    5,897
                                                       ===========   ==========

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

The financial statements included herein as of June 30, 1999, and for the three and six month periods ended June 30, 1999 and 1998 are unaudited, and, in the opinion of management, the information furnished reflects all material adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented.

2.    IMPAIRMENT OF LONG-LIVED ASSETS

No impairment of long-lived assets was recognized during the first six months of 1999 due to improved commodity prices and significant reserve additions made during the period. During the first six months of 1998, the Company recognized $196.1 million in non-cash write-downs of its oil and natural gas properties under the full cost method of accounting, primarily as a result of declines in both oil and natural gas prices which significantly lowered the present value of proved oil and natural gas reserves as of June 30, 1998 and nonproductive investments in oil and gas properties.

3.    LONG-TERM DEBT

In May 1998, the Company amended and restated its credit facility with The Chase Manhattan Bank as Administrative Agent (the "Credit Facility") to provide for maximum borrowings, subject to borrowing base limitations, of up to $250 million. In November 1998, the Company amended the Credit Facility to increase the then-existing borrowing base from $200 million to $250 million. The borrowing base, currently set at $250 million, is scheduled to be redetermined on August 23, 1999. In addition to the regularly scheduled semi-annual borrowing base redeterminations, the lenders under the Credit Facility have the right to redetermine the borrowing base at any time once during each calendar year and the Company has the right to obtain a redetermination by the banks of the borrowing base once during each calendar year. Borrowings under the Credit Facility are secured by pledges of the outstanding capital stock of the Company's material subsidiaries and a mortgage of all of the Company's offshore oil and natural gas properties and several onshore oil and natural gas properties. The Credit Facility contains various restrictive covenants, including, among other things, maintenance of certain financial ratios and restrictions on cash dividends on the Common Stock.

Borrowings under the Credit Facility mature on May 22, 2003.

Under the Credit Facility, as amended, the Company may secure either (i) an alternative base rate loan that bears interest at a rate per annum equal to the greater of the administrative agent's prime rate, a certificate of deposit based rate or a federal funds based rate plus 0% to 1.5%; or (ii) a Eurodollar base rate loan that bears interest, generally, at a rate per annum equal to the London interbank offered rate plus 1.0% to 2.5%, depending on the Company's ratio of the aggregate outstanding loans and letters of credit to the borrowing base. The Credit Facility also provides for commitment fees ranging from .3% to .5% per annum. At June 30, 1999, the Company had outstanding borrowings of $245 million under the Credit Facility.

4.    9 1/2% CONVERTIBLE SUBORDINATED NOTES

During June 1999, the Company completed private placements of an aggregate of $20 million of its 9 1/2% convertible subordinated notes due June 18, 2005 (the "Notes"). The Notes are unsecured and contain customary events of default, but do not contain any maintenance or other restrictive covenants. Interest is payable on a quarterly basis.

The Notes are convertible at any time by the holders of the Notes into shares of the Company's common stock, $.01 par value ("Common Stock"), utilizing a conversion price of $7.00 per share (the "Conversion Price"). The Conversion Price is subject to customary anti-dilution provisions. The holders of the Notes have been granted registration rights with respect to the shares of Common Stock that are issued upon conversion of the Notes or issuance of the warrants discussed below.

The Notes may be prepaid by the Company at any time without penalty or premium; however, in the event the Company redeems or prepays the Notes on or before June 21, 2001, the Company will issue to the holders of the Notes warrants to purchase that number of shares of Common Stock into which such Notes would have been convertible on the date of prepayment. Such warrants will have exercise prices equal to the Conversion Price in effect on the date of issuance and will expire on June 21, 2001, regardless of the date such warrants are issued.

5.    COMMITMENTS AND CONTINGENCIES

LITIGATION

In November 1998, Enron Capital & Trade Resources Corp. ("Enron") filed an action in the District Court of Harris County, Texas, 11th Judicial District, Texas against the Company and certain Shell affiliates alleging causes of action against the Company and Shell for trespass and tortious interference with contract and seeking declaratory and injunctive relief. Enron asserts that the Company's drilling and operation of certain Louisiana oil and gas wells has and will trespass upon Enron's Louisiana property interests and tortiously interfere with a Participation Agreement dated June 12, 1996 between Enron and Shell (the "Participation Agreement"). Enron asserts further that it is being denied its right to participate in certain drilling projects allegedly included under the Participation Agreement, including interests in wells drilled in the Weeks Island Field. In response to Enron's claims, the Company filed an action against Enron in the 31st Judicial District for the Parish of Jefferson Davis, Louisiana seeking injunctive relief against Enron for interfering with the Company's rights to operate and asserting that the matter should be addressed and resolved by the Louisiana Commissioner of Conservation. The Company subsequently entered into a stipulation with Enron whereby Enron agreed not to contest the Company on three wells drilled, in the Thornwell Field, two of which are currently producing.

The properties covered by the Participation Agreement are owned by the Company, with record title in the Company's subsidiary, Louisiana Onshore Properties Inc., which was acquired from Shell in the Shell Transactions. Subject to certain agreed upon limitations, Enron, Shell and the Company have consented to submit this dispute to arbitration. Enron has appointed an arbitrator and Shell and the Company have together appointed a second arbitrator, and a third arbitrator has been selected by Enron on one hand and Shell and the Company on the other hand.

The Company is vigorously defending against Enron's claims and has reserved all of its rights for reimbursement against Shell if Enron's claims are successful. The Company believes that it is entitled to operate the referenced Louisiana properties and that Enron is not entitled to any of the Company's interest in wells that have been drilled in the Weeks Island Field. However, in the event of an adverse determination resulting in a monetary judgment or property losses as a result of Enron's claims with respect to the Weeks Island Field, the Company believes that it is entitled to indemnification or reimbursement from Shell under the agreements governing the Shell Transactions and have other rights and actions under common law and state and federal securities laws, and in this regard, the Company has filed suit against Shell to preserve these claims. The Company has agreed to release Shell and its affiliates from any claims against Shell that it may have with respect to the Weeks Island Field in exchange for Shell's complete and unequivocal indemnity to the Company for any award, judgement, declaration of title or settlement by Enron resulting from Enron's claims relating to all wells and reserves located in the Weeks Island Field. as a result of Shell's indemnity agreement, the Company currently does not believe the dispute with Enron will have a material adverse effect on its financial condition or results of operations.

6.          NET INCOME PER SHARE

The following tables set forth the computation of basic and diluted net income
(loss) per share:

                                                          THREE MONTHS ENDED JUNE 30,
                                                       ---------------------------------
                                                            1999              1998
                                                       ---------------   ---------------
                                                        (IN THOUSANDS, EXCEPT PER SHARE)
Numerator:
  Net income (loss) .................................  $         2,790   ($      135,400)
  Less: Preferred dividend requirement ..............           (1,350)             --
                                                       ---------------   ---------------
  Net income (loss) used in per share calculation ...  $         1,440   ($      135,400)
Denominator:
  Denominator for basic net income (loss) per
    share - weighted-average shares outstanding .....           45,862            33,801
Effect of potentially dilutive common shares:
  Employee and director stock options ...............              893               N/A
  Warrants ..........................................            1,562               N/A
                                                       ---------------   ---------------
  Denominator for diluted net income (loss) per
    share - weighted average shares outstanding
    and assumed conversions .........................           48,323            33,801
                                                       ===============   ===============
Basic net income (loss) per share ...................  $           .03   ($         4.01)
                                                       ===============   ===============
Diluted net income (loss) per share .................  $           .03   ($         4.01)
                                                       ===============   ===============

                                                             SIX MONTHS ENDED JUNE 30,
                                                         ---------------------------------
                                                              1999              1998
                                                         ---------------   ---------------
                                                        (IN THOUSANDS, EXCEPT PER SHARE)
Numerator:
  Net income (loss) ...................................  ($          849)  ($      176,326)
  Less: Preferred dividend requirement ................           (2,700)             --
                                                         ---------------   ---------------
  Net income (loss) used in per share calculation .....  ($        3,549)  ($      176,326)
Denominator:
  Denominator for basic net income (loss) per
    share - weighted-average shares outstanding .......           45,839            33,627
Effect of potentially dilutive common shares:
  Employee and director stock options .................              N/A               N/A
  Warrants ............................................              N/A               N/A
  Denominator for diluted net income (loss) per
    share - weighted average shares outstanding
    and assumed conversions ...........................           45,839            33,627
                                                         ===============   ===============
Basic net income (loss) per share .....................  ($          .08)  ($         5.24)
                                                         ===============   ===============
Diluted net income (loss) per share ...................  ($          .08)  ($         5.24)
                                                         ===============   ===============

7.    RELATED PARTY TRANSACTIONS

Texas Oil Distribution and Development, Inc. ("TODD") and Sydson Energy, Inc. ("Sydson"), entities controlled by Joseph A. Reeves, Jr. and Michael J. Mayell, respectively, have each invested 1.5% in all wells in which the Company has participated. In conjunction with obligations of TODD and Sydson related to these working interests, the Board of Directors has authorized the acquisition of interests held by TODD, Sydson and Messrs. Reeves and Mayell in the Chocolate Bayou, Backridge and Kings Bayou fields on the basis of the Company's externally prepared reserve report. The acquisitions of Chocolate Bayou and Backridge interest were effective June 30, 1999 and the Kings Bayou interest acquisition was effective July 15, 1999. Proceeds of $1.9 million to each of TODD and Sydson and $1.3 million to each of Messrs. Reeves and Mayell due from the acquisition are to be applied directly to current and/or future costs and expenses related to TODD and Sydson's working interest rather than paid in cash.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following is a discussion of the Company's financial operations for the six months ended June 30, 1999 and 1998. The notes to the Company's consolidated financial statements included in this report, as well as the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (and the notes attached thereto), should be read in conjunction with this discussion.

GENERAL

SHELL TRANSACTIONS. On June 30, 1998, we acquired (the "LOPI Transaction") Louisiana Onshore Properties Inc. ("LOPI"), an indirect subsidiary of Shell Oil Company ("Shell"), pursuant to a merger of a wholly-owned subsidiary with LOPI. The consideration paid in the LOPI Transaction consisted of 12,082,030 shares of our common stock, $.01 par value ("Common Stock"), and a new issue of convertible preferred stock (the "Preferred Stock") that is convertible into 12,837,428 shares of Common Stock, which together provided Shell Louisiana Onshore Properties Inc., an indirect subsidiary of Shell ("SLOPI"), with beneficial ownership of 39.9% of our common stock on a fully-diluted basis, assuming the exercise of all outstanding stock options and warrants and the conversion of all preferred stock. In a transaction separate from the LOPI Transaction, we also acquired on June 30, 1998 from Shell Western E&P Inc., an indirect subsidiary of Shell ("SWEPI"), various oil and gas property interests located onshore in south Louisiana for a total cash consideration of $34.1 million after purchase price adjustments on both transactions (the "SWEPI Acquisition").

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

INDUSTRY CONDITIONS. Our revenues, profitability and future rate of growth are substantially dependent upon prevailing prices for oil and natural gas. Oil and natural gas prices have been extremely volatile in recent years and are affected by many factors outside of our control. In this regard, our average oil and natural gas prices, which decreased substantially throughout 1998 and into the first quarter of 1999, reflected an increase during the second quarter of 1999. Our average oil price for the three months ended June 30, 1999 was $15.87 per barrel compared to $11.44 per barrel for the three months ended March 31, 1999 and $12.86 per barrel for the three months ended June 30, 1998. Our average oil price for the six months ended June 30, 1999 was $13.73 per barrel compared to $13.33 per barrel for the six months ended June 30, 1998. Our average natural gas price for the three months ended June 30, 1999 was $2.28 per MCF compared to $1.83 per MCF for the three months ended March 31, 1999 and $2.34 for the three months ended June 30, 1998. Our average natural gas price for the six months ended June 30, 1999 was $2.04 per MCF compared to $2.32 per MCF for the six months ended June 30, 1998. Any significant reduction in prices we received for our oil and gas production over levels experienced during the second quarter of 1998 could result in decreased cash flow received from our producing properties, and a delay in the timing of exploration activities, which will adversely affect our revenues, profitability and our ability to maintain or increase our exploration and development program.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

OPERATING REVENUES. Second quarter 1999 oil and natural gas revenues increased $19.3 million as compared to second quarter 1998 revenues primarily due to production volumes increasing 147% and average commodity prices increasing 8% both on a natural gas equivalent basis. The production increase is a direct result of the inclusion of results from the Shell Properties, as well as new wells being placed on production during the last twelve months.

The following table summarizes our operating revenues, production volumes and average sales prices for the three months ended June 30, 1999 and 1998.


                                 THREE MONTHS ENDED                    1999
                                      JUNE 30,            1999      PERCENTAGE
                               ----------------------   INCREASE     INCREASE
                                  1999        1998     (DECREASE)   (DECREASE)
                               ----------  ----------  ----------   ----------
Production Volumes:
  Oil (Mbbl) ................       1,120         244         876          359%
  Natural gas (Mmcf) ........       5,728       3,573       2,155           60%
  MMCFE .....................      12,448       5,037       7,411          147%

Average Sales Prices:
  Oil (Bbl) .................  $    15.87  $    12.72  $     3.15           25%
  Natural gas (Mcf) .........  $     2.28  $     2.34  $    (0.06)          (3%)
  MMCFE .....................  $     2.47  $     2.28  $     0.19            8%

Gross Revenues (000's):
  Oil .......................  $   17,771  $    3,104  $   14,667          473%
  Natural gas ...............      13,034       8,370       4,664           56%
  Pipeline ..................        --            34         (34)        (100%)
                               ----------  ----------  ----------
    Total Operating .........  $   30,805  $   11,508  $   19,297          168%
                               ==========  ==========  ==========

OPERATING EXPENSES. Oil and natural gas operating expenses increased $2.2 million to $4.0 million for the three months ended June 30, 1999, compared to $1.8 million for the same period in 1998. This increase was primarily due to the inclusion of costs and expenses from the Shell Properties, as well as new wells brought on production in the last twelve months. On an MCFE basis, operating expenses have decreased in the three months ended June 30, 1999 to $.33 from $.36 for the three months ended June 30, 1998. Operating costs on a MCFE basis have decreased to $.33 in the second quarter of 1999, from $.34 in the first quarter of 1999 and from $.39 during the second half of 1998. These decreases are primarily the result of the program that we implemented to reduce the operating costs associated with the Shell Properties.

SEVERANCE AND AD VALOREM TAXES. Severance and ad valorem taxes increased $2.4 million to $2.7 million for the second quarter of 1999, compared to $0.4 million during the same period in 1998. This increase is largely attributable to the additional production resulting from the purchase of the Shell Properties, all of which are subject to state severance taxes and parish ad valorem taxes.

INTEREST AND OTHER INCOME. Interest and other income during the second quarter of 1999 increased $.2 million from the comparable period in 1998 reflecting larger cash balances associated with our operating more properties.

DEPLETION AND DEPRECIATION. Depletion and depreciation expense increased during the second quarter of 1999 to $12.7 million from $6.3 million for the same period of 1998. This increase was primarily a result of the 136% increase in production on an MCFE basis over the comparable period in 1998. Although depletion and depreciation expense increased in the aggregate, on an MCFE basis there was a decrease of $.23 per MCFE to $1.02 per MCFE for the quarter ended June 30, 1999 from $1.25 per MCFE during the comparable time period in 1998.

GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense increased $1.0 million to $3.1 million for three months ended June 30, 1999 compared to $2.1 million during the comparable period last year. This increase was primarily a result of increases in salaries and wages and related employee costs associated with our expanded exploration and production activities resulting from our acquisition of the Shell Properties. On a unit of production basis, general and administrative expense has decreased 40% to $.25 per MCFE for the three months ended June 30, 1999 from $.42 per MCFE during the comparable period of 1998.

INTEREST EXPENSE. Interest expense increased $2.9 million to $5.6 million during the second quarter of 1999 compared to $2.7 million in the comparable period in 1998. The increase is a result of borrowings of approximately $37 million under our credit facility utilized to fund the purchase of certain properties in the Shell Transaction and continued borrowings to fund our exploration and development program during the last half of 1998 and into 1999.

IMPAIRMENT OF LONG-LIVED ASSETS. Due to the improvement in commodity prices and significant reserve additions during the first six months of 1999, it was not necessary to record an impairment of long-lived assets during the second quarter of 1999. The second quarter of 1998 reflected a pre-tax charge of $155.8 million as an impairment of long-lived assets due to prevailing market conditions at June 30, 1998.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

OPERATING REVENUES. Oil and natural gas revenues during the six months ended June 30, 1999, increased $30.6 million as compared to revenues during the six months ended June 30, 1998, due to production volumes increasing by 144% on a natural gas equivalent basis. This production increase was a direct result of the inclusion of results from the Shell Properties, as well as new wells being placed on production during the last twelve months. Oil and natural gas prices, on a natural gas equivalent basis, decreased 5% during the first six months of 1999 compared to the same period in 1998.

The following table summarizes production volumes, average sales prices and gross revenues for the six months ended June 30, 1999 and 1998.

                                                                       1999
                                   SIX MONTHS ENDED       1999      PERCENTAGE
                                       JUNE 30,         INCREASE     INCREASE
                                   1999       1998     (DECREASE)   (DECREASE)
                                 ---------  ---------  ----------   ----------
Production Volumes:
  Oil (Mbbl) ....................      2,164        454       1,710      377%
  Natural gas (Mmcf) ............     11,837      7,431       4,406       59%
  MMCFE .........................     24,821     10,155      14,666      144%

Average Sales Prices:
  Oil (Bbl) .....................  $   13.73  $   13.15   $    0.58        4%
  Natural gas (Mcf) .............  $    2.04  $    2.32  ($    0.28)     (12%)
  MMCFE .........................  $    2.17  $    2.29  ($    0.12)      (5%)

Gross Revenues (000's):
  Oil ...........................  $  29,714  $   5,971   $  23,743      398%
  Natural gas ...................     24,195     17,220       6,975       40%
  Pipeline ......................       --           83         (83)    (100%)
                                   ---------  ---------  ----------
  Total .........................  $  53,909  $  23,274   $  30,635      132%
                                   =========  =========  ==========

OPERATING EXPENSES. Oil and natural gas operating expenses increased $4.9 million to $8.2 million for the six months ended June 30, 1999, compared to $3.3 million for the six months ended June 30, 1998. This increase was primarily due to added operating expenses related to the inclusion of costs and expenses from the Shell Properties as well as new wells brought on production in the last twelve months. On a MCFE basis, operating expenses were $.33 per MCFE for the first half of 1999 compared to $.33 per MCFE for the comparable period last year. Compared to the second half of 1998, which included production and operating expenses from the Shell Properties, operating costs declined $.06 per MCFE from $.39 per MCFE during the second half of 1999. This reduction reflects the results of the program that we implemented to reduce the operating costs associated with the Shell Properties.

SEVERANCE AND AD VALOREM TAXES. Severance and ad valorem taxes increased $4.2 million to $5.0 million for the six months ended June 30, 1999, compared to $0.8 million for the six months ended June 30, 1998. This increase is largely attributable to the additional production from the purchase of the Shell Properties, all of which are subject to state severance tax and parish ad valorem tax.

INTEREST AND OTHER INCOME. Interest and other income remained constant at $.4 million for each of the six month periods ended June 30, 1999 and 1998.

DEPLETION AND DEPRECIATION. Depletion and depreciation expense increased $12.9 million to $25.4 million during the first six months of 1999 from $12.5 from the same period last year. This increase was primarily a result of the 144% increase in production on an MCFE basis over the comparable period in 1998. Although depletion and depreciation expense increased in the aggregate, on an MCFE basis there was a decrease of $.21 per MCFE to $1.02 per MCFE for the six months ended June 30, 1999 from $1.23 per MCFE during the first half of 1998.

GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense increased $1.8 million to $5.9 million for the first six months of 1999 compared to $4.1 million during the first six months of 1998. This increase was primarily a result of increases in salaries and wages and related employee costs associated with our expanded exploration and production activities resulting from our acquisition of the Shell Properties. General and administrative expense, on a unit of production basis, has decreased 41% to $.24 per MCFE for the six months ended June 30, 1999 from $.41 per MCFE during the comparable period or 1998.

INTEREST EXPENSE. Interest expense increased $5.6 million to $10.6 million during the first six months of 1999 compared to $5.0 million during the comparable period of 1998. The increase is a result of borrowings of approximately $37 million under our credit facility to fund the purchase of certain properties in the Shell Transaction and continued borrowing to fund our exploration and development programs during the last half of 1998 and into 1999.

IMPAIRMENT OF LONG-LIVED ASSETS. We follow the full cost method of accounting for our investments in oil and natural gas properties, which requires that the net carrying value of oil and natural gas properties is limited to the sum of the present value (10% discount rate) of the estimated future net cash flows from proved reserves, based on the current prices and costs, plus the lower of cost or estimated value of unproved properties. We did not record an impairment of long-lived assets during the first six months of 1999 since there were significant reserve additions during the period as well as improved commodity prices during the second quarter of 1999. During the first six months of 1998, we recognized $196.1 million in non-cash write-downs of our oil and natural gas properties under the full cost method of accounting.

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL. During the second quarter of 1999, the Company's liquidity needs were met from cash from operations, borrowings under our credit facility and the issuance of $20 million of 9 1/2% convertible subordinated notes (the "Notes"). As of June 30, 1999, the Company had a cash balance of $16.9 million and a working capital deficit of $0.3 million. The increase in the cash balance and the reduction in working capital deficit from levels existing at March 31, 1999, reflects the proceeds from the issuance of the Notes, partially offset by a $5 million repayment of borrowings under our credit facility, which remains available to the Company, and capital expenditures related to our increasing exploration and development activities.

AMENDED CREDIT FACILITY. In May 1998, we amended and restated our credit facility with The Chase Manhattan Bank as Administrative Agent (the "Credit Facility") to provide for maximum borrowings, subject to borrowing base limitations, of up to $250 million. In November 1998, we amended the Credit Facility to increase the then-existing borrowing base from $200 million to $250 million. The borrowing base was reaffirmed on March 31, 1999 and is currently set at $250 million, with a scheduled redetermination on August 23, 1999. Although we have not received any binding commitments from our lenders, we believe there will be no negative redetermination of our borrowing base at August 23, 1999 due to the significant increases in production and reserves we have achieved during the first six months of 1999. In addition to regularly scheduled semi-annual borrowing base redeterminations, the lenders under the Credit Facility have the right to redetermine the borrowing base at any time once during each calendar year and we have the right to obtain a redetermination by the banks of the borrowing base once during each calendar year. Borrowings under the Credit Facility are secured by pledges of the outstanding capital stock of our material subsidiaries and a mortgage of all of our offshore oil and natural gas properties and several onshore oil and natural gas properties. Borrowings under the Credit Facility mature on May 22, 2003.

The Credit Facility includes various restrictive covenants including an interest coverage ratio of 3.0 to 1.0, a minimum net worth requirement of approximately $82 million, and a total debt leverage ratio (based upon total indebtedness to 12-month trailing pro forma EDITDA) of 4.00 to 1.00 at June 30, 1999, 3.50 to
1.00 at September 30, 1999 and 3.25 to 1.00 at December 31, 1999 and thereafter. Under the Credit Facility, we also were required to have a daily average production of 150 Mmcfe/d during the month of June 1999 which we were unable to comply with primarily due to the forced shut-in of the C.M. Thibodaux #1 well discussed below. We have obtained a waiver from our lenders in this regard. Assuming that we continue to be successful in our development and exploration program during the next 12 months, management believes that we will be able to comply with our Credit Facility covenants primarily due to the increase in production scheduled to begin in the near-term at two of our most recent discoveries in addition to the positive effects of higher oil and gas prices; however, any declines in oil and gas commodity prices or unanticipated declines or delays in production may adversely affect our ability to comply with our Credit Facility covenants.

Under the Credit Facility, as amended, we may secure either (i) an alternative base rate loan that bears interest at a rate per annum equal to the greater of the administrative agent's prime rate, a certificate of deposit based rate or a federal funds based rate plus 0% to 1.5% or (ii) a Eurodollar base rate loan that bears interest, generally, at a rate per annum equal to the London interbank offered rate plus 1.0% to 2.5%, depending on the ratio of the aggregate outstanding loans and letters of credit to the borrowing base. The Credit Facility also provides for commitment fees ranging from .3% to .5% per annum.

9 1/2% CONVERTIBLE SUBORDINATED NOTES. During June 1999, we completed private placements of an aggregate of $20 million of its 9 2% convertible subordinated notes due June 18, 2005 (the "Notes"). The Notes are unsecured and contain customary events of default, but do not contain any maintenance or other restrictive covenants. Interest is payable on a quarterly basis.

The Notes are convertible at any time by the holders of the Notes into shares of our common stock, $.01 par value ("Common Stock"), utilizing a conversion price of $7.00 per share (the "Conversion Price"). The Conversion Price is subject to customary anti-dilution provisions. The holders of the Notes have been granted registration rights with respect to the shares of Common Stock that are issued upon conversion of the Notes or issuance of the warrants discussed below.

The Notes may be prepaid by us at any time without penalty or premium; however, in the event we redeem or prepay the Notes on or before June 21, 2001, we will issue to the holders of the Notes warrants to purchase that number of shares of Common Stock into which such Notes would have been convertible on the date of prepayment. Such warrants will have exercise prices equal to the

Conversion Price in effect on the date of issuance and will expire on June 21, 2001, regardless of the date such warrants are issued.

CAPITAL EXPENDITURES. Capital expenditures, less the reinvestment of proceeds from the sale of properties during the six months ended June 30, 1999, consisted of $45.4 million for property and equipment additions related to exploration and development of various prospects (including leases), seismic data acquisitions, and drilling and completion costs. We currently expect capital expenditures for the remainder of 1999 to be approximately $30.0 million and we anticipate that such capital expenditures will be funded from cash flows from our producing properties, borrowings under the Credit Facility and remaining proceeds from sale of Notes. We expect our capital budget for the remainder of 1999 to focus on lower risk development projects, concentrating on our Weeks Island, North Turtle Bayou/Ramos and Thornwell projects. Availability of capital to fund the remainder of our 1999 exploration and development program will depend upon the success of our drilling program and the nature and extent of capital expenditures required for development of discoveries. In this regard, we anticipate that based on our current product price and production forecast, internal cash flow and borrowings under the Credit Facility and the remaining proceeds from sale of Notes should fully fund the remainder of our 1999 capital expenditure program. The level of capital expenditures for our 2000 exploration and development program has not been finally determined and will depend upon a variety of factors, including prevailing prices for oil and gas and our expectations as to future pricing and the level of cash flow from our operations. We currently anticipate funding our 2000 exploration and development program utilizing cash flow from operations, however, we will continue to review our options to finance a portion of our future exploration programs with additional third party debt or equity financing.

C. M. THIBODAUX NO. 2. During late June, the C. M. Thibodaux No. 2 well experienced uncontrolled gas flows and a fire for a short period (8 days), which has been capped with a diverting well head. The Company is proceeding with the installation of a snubbing unit to complete the kill procedure and finalize plugging of the well. A replacement and/or relief well to the C. M. Thibodaux No. 2 well has reached a depth of 13,612 feet and the Company expects to reach its total depth of 18,630 feet within the next 60 days. The Company currently believes that it has adequate insurance coverage to minimize any economic losses and other damages arising out of these events.

DIVIDENDS. It is our policy to retain our existing cash for reinvestment in our business, and therefore, we do not anticipate that we will pay dividends with respect to the Common Stock in the foreseeable future. The Preferred Stock issued upon closing of the LOPI Transaction accrues an annual cash dividend of 4% of its stated value with the dividend ceasing to accrue incrementally on one-third of the shares of Preferred Stock on June 30, 2001, 2002 and 2003 so that no dividends will accrue on any shares of Preferred Stock after June 30, 2003. Dividends on the Preferred Stock aggregating $2.7 million were accrued for the first six months in 1999.

STOCK RIGHTS AND RESTRICTIONS AGREEMENT. In light of the large ownership position issued to SLOPI in the LOPI Transaction and in recognition of both our and SLOPI's desire that the Company function as an independent oil and gas company, we entered into a Stock Rights and Restrictions Agreement with SLOPI that define and limit SLOPI's and our respective rights and obligations. These agreements will limit SLOPI's and its affiliates' control while protecting their interests in the context of certain extraordinary transactions by (i) allowing SLOPI to maintain representation on our Board of Directors, (ii) restricting SLOPI's and its affiliates' ability to effect certain business combinations with us or to propose certain business combinations with us, (iii) restricting the ability of SLOPI and its affiliates to sell certain portions of their shares of Common Stock and Preferred Stock, subject to certain exceptions designed to permit them to sell such shares over time and to sell such shares in the event of certain business combinations involving us, (iv) limiting SLOPI's and its affiliates' discretionary voting rights to 23% of the total voting shares, except with respect to certain extraordinary events and in situations in which the price of the Common Stock for a period of time has been less than $5.50 per share or we are in material breach of our obligations under the agreements governing the LOPI Transaction,
(v) permitting SLOPI and its affiliates to purchase additional amounts of our securities in order to maintain a 21% beneficial ownership interest in our Common Stock or securities convertible into our Common Stock, (vi) extending certain statutory and corporate restrictions on business combinations applicable to SLOPI and its affiliates and (vii) obligating us, at our option, to issue a currently indeterminable number of additional shares of Common Stock in the future or pay cash in satisfaction of a make-whole provision contained in the Stock Rights and Restrictions Agreement in the event SLOPI receives less than approximately $10.52 per share on the sale of any Common Stock that is issuable upon conversion of the Preferred Stock. SLOPI currently is restricted from selling shares of Common Stock owned by it (including shares of common stock issued to it upon conversion of the Preferred Stock) until July 1, 2000. Beginning on July 1, 2000, SLOPI may sell 25% of the Common Stock owned by it and may sell an incremental 25% of the Common Stock owned by it each year until June 30, 2003, at which time it is free to sell all Common Stock owned by it. Although SLOPI's ability to sell all of the Common Stock issued to it upon conversion of the Preferred Stock is limited until July 1, 2003, in the event SLOPI could sell all Common Stock issued on conversion of the Preferred Stock at the market prices existing on August 5, 1999, our make-whole obligation would be approximately $84.5 million, which we may satisfy at our option in cash or Common Stock. This obligation could significantly dilute all holders of our Common Stock other than Shell, or significantly reduce our ability to raise additional funds for exploration and development.

YEAR 2000

We are currently conducting a company-wide Year 2000 readiness program ("Y2K Program"). The Y2K Program is addressing the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000. Therefore, some computer hardware and software will need to be modified prior to the year 2000 to remain functional. We believe that the Company's internal accounting and operating systems are substantially Year 2000 compliant.

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

We have completed our review of our IT equipment and systems and currently believe that our internal information and accounting systems are Year 2000 compliant, except for certain field software that we currently do not believe are material to our operations. We have currently tested an alternative solution for making such field software Year 2000 compliant, and believe the costs associated therewith will not be material.

We currently are in the process of reviewing our non-IT equipment and systems. We do not believe such equipment and systems will present any material Year 2000 issues. At present, we have not identified any non-IT equipment and systems that are not Year 2000 compliant that cannot be remedied or replaced at minimal cost to us.

We are in the process of assessing our third party Year 2000 issues during the first and second quarter of 1999. Our third party review initially consists of written inquiries to third party suppliers, subcontractors and customers requesting information and representations from such third parties as to their readiness for the Year 2000. We are in the process of circulating these responses and, based upon such responses, will determine the necessity for requesting additional information as appropriate. We expect our initial review of third parties to be substantially complete during the third quarter of 1999. We believe we have alternative suppliers and product customers to mitigate material exposure if certain of our current suppliers and customers are determined not to be Year 2000 ready.

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

FORWARD-LOOKING INFORMATION

From time-to-time, we may make certain statements that contain "forward-looking" information as defined in the Private Securities Litigation Reform Act of 1995 and that involves risk and uncertainty. These forward-looking statements may include, but are not limited to exploration and seismic acquisition plans, anticipated results from current and future exploration prospects future capital expenditure plans, anticipated results from third party disputes and litigation, expectations regarding compliance with our credit facility, the anticipated results of wells based on logging data and production tests, future sales of production, earnings, margins, production levels and costs, market trends in the oil and natural gas industry and the exploration and development sector thereof, environmental and other expenditures and various business trends. Forward-looking statements may be made by management orally or in writing including, but not limited to, the Management's Discussion and Analysis of Financial Condition and Results of Operations section and other sections of our filings with the Securities and Exchange Commission under the Securities Act of 1933 and the Securities Exchange Act of 1934.

Actual results and trends in the future may differ materially depending on a variety of factors including, but not limited to the following:

CHANGES IN THE PRICE OF OIL AND NATURAL GAS. The price we receive for our oil and natural gas production and the level of such production are subject to wide fluctuations and depend on numerous factors that we do not control, including seasonality, worldwide economic conditions, the condition of the United States economy (particularly the manufacturing sector), foreign imports, political conditions in other oil-producing and natural-gas-producing countries, the actions of the Organization of Petroleum Exporting Countries and domestic government regulation, legislation and policies. Material declines in the prices we receive for oil and natural gas could make our actual results differ from those reflected in our forward-looking statements.

OPERATING RISKS. The occurrence of a significant event for which we are not fully insured against could have a material adverse effect on our financial position and results of operations. Our operations are subject to all of the risks normally incident to the exploration for and the production of oil and natural gas, including uncontrollable flows of oil, natural gas, brine or well fluids into the environment (including groundwater and shoreline contamination), blowouts, cratering, mechanical difficulties, fires, explosions, unusual or unexpected formation pressures, pollution and environmental hazards, and other operating and productions risks such as title problems, weather conditions, compliance with government permitting requirements, shortages of or delays in obtaining equipment, reductions in product prices, limitations in the market for products, litigation and disputes in the ordinary course of business, each of which could result in damage to or destruction of oil and natural gas wells, production facilities or other property, or injury to persons. Although we maintain insurance coverage considered to be customary in the industry, we are not fully insured against certain of these risks either because such insurance is not available or because of high premium costs. We cannot predict if or when any such risks could affect us. The occurrence of a significant event for which we are not adequately insured could cause our actual results to differ from those reflected in our forward-looking statements.

DRILLING RISKS. Our decision to purchase, explore, develop or otherwise exploit a prospect or property will depend in part on the evaluation of data obtained through geophysical and geological analysis, production data and engineering studies, which are inherently imprecise. Therefore, we cannot assure you that all of our drilling activities will be successful or that we will not drill uneconomical wells. The occurrence of unexpected drilling results could cause our actual results to differ from those reflected in our forward-looking statements.

UNCERTAINTIES IN ESTIMATING RESERVES AND FUTURE NET CASH FLOWS. Reserve engineering is a subjective process of estimating the recovery from underground accumulations of oil and natural gas that cannot be measured in an exact manner, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Reserve estimates are inherently imprecise and may be expected to change as additional information becomes available. There are numerous uncertainties inherent in estimating quantities and values of proved reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond our control. Because all reserve estimates are to some degree speculative, the quantities of oil and natural gas that we ultimately recover, production and operating costs, the amount and timing of future development expenditures and future oil and natural gas sales prices may differ from those assumed in these estimates. Significant downward revisions to our existing reserve estimates could cause our actual results to differ from those reflected in our forward-looking statements.

YEAR 2000. The risks related to the year 2000, and the dates on which we believe our Y2K Program will be completed, are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, or that there will not be a delay in, or increased costs associated with, the implementation of our Y2K Program. Specific factors that might cause differences between the estimates and actual results include, but are not limited to, the availability and cost of personnel trained in these areas, the ability to locate and correct all relevant computer codes, timely responses to and corrections by third parties and suppliers, the ability to implement interfaces between the new systems and the systems not being replaced, and similar uncertainties. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third parties and the interconnection of global businesses, we cannot ensure our ability to timely and cost effectively resolve problems associated with the Year 2000 issue that may affect our operations and business or expose us to third-party liability.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are currently exposed to market risk from hedging contracts changes and changes in interest rates. We have not previously utilized hedging contracts. A discussion of our market risk exposure in financial instruments follows.

HEDGING CONTRACTS

Effective July 16, 1999, the Company entered into certain hedging contracts as summarized in the table below. The Notional Amount is equal to the total net volumetric hedge position of the Company during the periods. The positions effectively hedge approximately 60% of the Company's current oil production. The fair values of the hedge are based on the difference between the strike price and the New York Mercantile Exchange future prices for the applicable trading months of 1999 and 2000.

                                             Weighted Average   Fair Value at
                                  Notional     Strike Price     June 30, 1999
                                   Amount      ($ per unit)     (in thousands)
                                  --------  -------------------  ---------------
                                              Floor    Ceiling
Oil (thousands of barrels):                  -------  ---------
July 1999 - June 2000............   2,457     $16.00     $24.00  $          0

INTEREST RATES

We are subject to interest rate risk on our long-term fixed interest rate debt and variable interest rate borrowings. Our long-term borrowings primarily consist of borrowings under our Credit Facility and the $20 million principal of 9 1/2% Convertible Subordinated Notes due June 15, 2005. Since borrowings under our Credit Facility float with prevailing interest rates (except for the applicable interest period for Eurodollar loans), the carrying value of borrowings under our Credit Facility should approximate the fair market value of such debt. Changes in interest rates, however, will change our cost of borrowing. Assuming $250 million remains borrowed under the Credit Facility, we estimate our annual interest expense will increase by $2.5 million for each 100 basis point increase in the applicable interest rates utilized under our Credit Facility. Changes in interest rates would, assuming all other things being equal, cause the fair market value of debt with a fixed interest rate, such as the Notes, to increase or decrease, and thus increase or decrease the amount required to refinance the debt. The fair value of the Notes is dependent on prevailing interest rates and our current stock price as it relates to the conversion price of $7.00 per share of our Common Stock.

                           PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

C.M. THIBODAUX NO. 2

During late June 1999, the Company's C. M. Thibodaux No. 2 well experienced uncontrolled gas flows and a fire for a short period (8 days), which has been capped with a diverting well head. The Company is proceeding with the installation of a snubbing unit to complete the kill procedure and finalize plugging of the well. A replacement and/or relief well to the C. M. Thibodaux No. 2 well has reached a depth of 13,612 feet and the Company expects to reach its total depth of 18,630 feet within the next 60 days. Once the replacement well is completed, the Company will be able to determine whether any material reserves have been lost. A class action lawsuit has been filed in the 15th Judicial District Court, Parish of St. Mary, Louisiana No. 104,204 "D", against various of the Company's operating subsidiaries as well as other third parties involved with the Company in drilling the well alleging various economic and environmental damage was caused by the negligence of the Company's operating subsidiaries and the other third party defendants. At this time, this lawsuit has not been served on the Company's subsidiaries or any of the other third party defendants. The Company does not believe that its actions were negligent with respect to the operation of the C.M. Thibodaux No. 2 and intends to vigorously defend this lawsuit if it is pursued by the plaintiffs. In the event of an adverse determination, however, the Company believes that is has adequate insurance coverage to minimize any economic losses and other damages arising out of these events; and therefore, does not believe that these matters surrounding the C.M. Thibodaux No. 2 will have a material adverse effect on its financial condition or results of operation.

ENRON DISPUTE

In November 1998, Enron Capital & Trade Resources Corp. ("Enron") filed an action in the District Court of Harris County, Texas, 11th Judicial District, Texas against the Company and certain Shell affiliates alleging causes of action against the Company and Shell for trespass and tortious interference with contract and seeking declaratory and injunctive relief. Enron asserts that the Company's drilling and operation of certain Louisiana oil and gas wells has and will trespass upon Enron's Louisiana property interests and tortiously interfere with a Participation Agreement dated June 12, 1996 between Enron and Shell (the "Participation Agreement"). Enron asserts further that it is being denied its right to participate in certain drilling projects allegedly included under the Participation Agreement, including interests in wells drilled in the Weeks Island Field. In response to Enron's claims, the Company filed an action against Enron in the 31st Judicial District for the Parish of Jefferson Davis, Louisiana seeking injunctive relief against Enron for interfering with the Company's rights to operate and asserting that the matter should be addressed and resolved by the Louisiana Commissioner of Conservation. The Company subsequently entered into a stipulation with Enron whereby Enron agreed not to contest the Company on three wells drilled in the Thornwell Field, two of which are currently producing.

The properties covered by the Participation Agreement are owned by the Company, with record title in the Company's subsidiary, Louisiana Onshore Properties Inc., which was acquired from Shell in the Shell Transactions. Subject to certain agreed upon limitations, Enron, Shell and the Company have consented to submit this dispute to arbitration. Enron has appointed an arbitrator and Shell and the Company have together appointed a second arbitrator. A third arbitrator has been appointed by Enron on one hand and Shell and the Company on the other hand.

The Company is vigorously defending against Enron's claims and has reserved all of its rights for reimbursement against Shell if Enron's claims are successful. The Company believes that its is entitled to operate the referenced Louisiana properties and that Enron is not entitled to any of the Company's interest in wells that have been drilled in the Weeks Island Field. However, in the event of an adverse determination resulting in a monetary judgment or property losses as a result of Enron's claims with respect to the Weeks Island Field, the Company believes that it is entitled to indemnification or reimbursement from Shell under the agreements governing the Shell Transactions and have other rights and actions under common law and state and federal securities laws, and in this regard, the Company has filed suit against Shell to preserve these claims. The Company has agreed to release Shell and its affiliates from any claims against Shell that it may with respect to the Weeks Island Field in exchange for Shell's complete and unequivocal indemnity to the Company for any award, judgement, declaration of title or settlement by Enron resulting from Enron's claims relating to all wells and reserves located in the Weeks Island Field. As a result of Shell's indemnity agreement, the Company currently does not believe the dispute with Enron will have a material adverse effect on its financial condition or results of operations.

AMOCO LITIGATION

The Company previously filed an appeal relating to the decision of the federal district court in the Amoco litigation that was previously described in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. In connection with this appeal, the court entered a judgement aggregating against all parties including the Company in the amount of $8.1 million. The Company is in the process of applying for a rehearing and in the event such rehearing is denied, the Company intends to appeal the decision. As previously reported, the Company already has accrued $6.2 million relating to this dispute and does not expect any additional accruals will be necessary.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

During June 1999, the Company issued in two separate private placements $20 million in principal amounts of 9 1/2% Convertible Subordinated Notes due June 18, 2005 (the "Notes"). The Notes were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information regarding the Notes.

On May 5, 1999, the Board of Directors of The Meridian Resource Corporation (the "Company") adopted a shareholder rights plan pursuant to which it declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of common stock, par value $0.01 per share (the "Common Stock"), of the Company and authorized the issuance of one Right for each share or Common Stock. The dividend was payable on May 17, 1999 (the "Record Date") to the shareholders of record on that date. The description and terms of the Rights are set forth in a Rights Agreement (the "Rights Agreement") between the Company and American Stock Transfer & Trust Company, as Rights Agent (the "Rights Agent") and are summarized in the Company's Current Report on Form 8-K dated May 5, 1999.

In connection with the declaration of the Rights dividend, the Company's Board of Directors also amended the Company's Bylaws to provide for an advance notice provision for shareholder proposals to be acted on at the Company's annual and special meetings of shareholders.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the annual meeting of shareholders held on June 7, 1999, the Company's shareholders (including preferred stockholders) (i) elected Class III Directors,
(ii) approved the amendment to the Company's 1997 long-Term Incentive Plan to adjust the anti-dilution provisions and (iii) approved the amendment to the Company's Director Stock Option Plan. The following summarizes the number of votes for and against each nominee and the number of votes withheld and the number of broker non-votes.

                                                                     BROKER
       NOMINEE             FOR          AGAINST        ABSTAIN      NON-VOTE
---------------------   ----------     ---------      ---------    ---------
Joseph A. Reeves, Jr.   43,688,235       418,377
  Michael J. Mayell     43,688,235       418,377
   1997 Long-Term
   Incentive Plan       32,412,910     3,534,840      4,563,606    3,595,257
   Director Stock
     Option Plan        32,523,602     3,415,566      4,572,188    3,595,257

In addition, in conjunction with such annual meeting, SLOPI, the holder of all of the Company's issued and outstanding Preferred Stock, elected Paul Ching as a director of the Company pursuant to SLOPI's rights under the certificate of designation governing the Preferred Stock.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits.

      3.1 Amendment No. 1 to Amended and Restated Bylaws (incorporated by reference from the Company's Current Report on Form 8-K dated May 5,
            1999).

      4.1 Note Purchase Agreement dated June 18, 1999, between the Company and Kayne Anderson Energy Fund, L.P. (incorporated by reference from the Company's current report on Form 8-K dated June 29, 1999).

      4.2 Note Purchase Agreement dated June 22, 1999, between the Company and EOS Partners, L.P. (incorporated by reference from the Company's current report on Form 8-K dated June 29, 1999).

      4.3 9 1/2% Subordinated Note due June 18, 2001, payable by the Company to Kayne Anderson Energy Fund, L.P. (incorporated by reference from the Company's current report on Form 8-K dated June 29, 1999).

      4.4 9 1/2% Subordinated Note due June 18, 2001, payable by the Company to Eos Partners, L.P. (incorporated by reference from the Company's current report on Form 8-K dated June 29, 1999).

      4.5 Form of warrant attached as Annex A to Exhibits 4.3 and 4.4 (incorporated by reference from the Company's current report on Form 8-K dated June 29, 1999).

      4.6 Amendments No.'s 1 and 2 to the 1997 Long-Term Incentive Plan (incorporated by reference from the Company's Registration Statement on Form S-8, file no: 333-83737).

      4.7 Amendment No. 3 dated January 16, 1999, to Amended and Restated Credit Agreement dated May 22, 1998, by and among the Company, The Chase Manhattan Bank as administrative agent, and the various lenders party thereto (incorporated by reference from the Company's Registration Statement on Form S-8, file no: 333-83737).

      4.8 Amendment No. 4 dated April 30, 1999 to Amended and Restated Credit Agreement dated May 22, 1998, by and among the Company, The Chase Manhattan Bank as administrative agent, and the various lenders party thereto (incorporated by reference from the Company's Registration Statement on Form S-8, file no: 333-83737).

      4.9 Amendment No. 1 to Director Stock Option Plan (incorporated by reference from the Company's Current Report on Form 8-K dated May 5,
            1999).

      4.10 Rights Agreement dated May 5, 1999, between the Company and American Stock Transfer & Trust Co., as Rights Agent (incorporated by reference from the Company's Current Report on Form 8-K dated May 5,
            1999).

      4.11 Resolution Establishing a Series of Preferred Stock dated May 5, 1999 (incorporated by reference from the Company's Current Report on Form 8-K dated May 5, 1999).

      27.1  Financial Data Schedule.

(b)   Reports on Form 8-K.

      The Company filed the following Current Reports on Form 8-K relating to activities during the second quarter of 1999:

      On May 13, 1999, the Company filed a Current Report on Form 8-K, reporting the May 5, 1999 adoption of a Shareholders Rights Plan by the Board of Directors.

      On June 29, 1999, the Company filed a Current Report on Form 8-K, reporting the completion of the private placements of an aggregate of $20 million of its 9 1/2% convertible subordinated notes due June 18, 2005.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
           -----------------------------------------------------------
                                  (Registrant)

Date: August 12, 1999               By:         P. RICHARD GESSINGER
                                          ------------------------------
                                          P. Richard Gessinger
                                          Executive Vice President and
                                          Chief Financial Officer


                                    By:         LLOYD V. DELANO
                                          ------------------------------
                                          Lloyd V. DeLano
                                          Vice President
                                          Chief Accounting Officer