Form 10-Q
period 1999-09-30
MERIDIAN RESOURCE CORP
filed 1999-11-15
CIK 869369

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended: September 30, 1999

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

              1401 ENCLAVE PARKWAY, SUITE 300, HOUSTON, TEXAS 77077
             (Address of principal executive offices)       (Zip Code)

        Registrant's telephone number, including area code: 281-597-7000




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes X No
                                         ---  ---

Number of shares of common stock outstanding at November 4, 1999     46,184,893

                        THE MERIDIAN RESOURCE CORPORATION
                          QUARTERLY REPORT ON FORM 10-Q



                                      INDEX
                                                                                     Page
                                                                                    Number
                                                                                    ------
PART I   --   FINANCIAL INFORMATION

     Item 1.  Financial Statements

                  Consolidated Statements of Operations (unaudited) for the
                     Three Months and Nine Months Ended September 30, 1999
                     and 1998                                                         3

                  Consolidated Balance Sheets as of September 30, 1999 (unaudited)
                     and December 31, 1998                                            4

                  Consolidated Statements of Cash Flows (unaudited) for the
                     Nine Months Ended September 30, 1999 and 1998                    6

                  Notes to Consolidated Financial Statements (unaudited)              7

     Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                             12

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk             25


PART II  --   OTHER INFORMATION

     Item 1.  Legal Proceedings                                                      26

     Item 6.  Exhibits and Reports on Form 8-K                                       27


SIGNATURE                                                                            28

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (thousands of dollars, except per share)
                                   (unaudited)


                                                THREE MONTHS ENDED             NINE MONTHS ENDED
                                                   SEPTEMBER 30,                 SEPTEMBER 30,
                                                1999           1998           1999           1998
                                             ---------      ---------      ---------      ---------
REVENUES:
  Oil and natural gas                        $  38,678      $  23,076      $  92,587      $  46,349
  Interest and other                               269            162            635            527
                                             ---------      ---------      ---------      ---------
                                                38,947         23,238         93,222         46,876
                                             ---------      ---------      ---------      ---------
COSTS AND EXPENSES:
  Oil and natural gas operating                  3,880          5,540         12,096          8,866
  Severance and ad valorem taxes                 3,267          1,371          8,248          2,206
  Depletion and depreciation                    13,665         15,285         39,080         27,824
  General and administrative                     4,129          2,511         10,033          6,626
  Interest                                       6,121          3,702         16,729          8,725
  Impairment of long-lived assets                 --             --             --          196,126
  Litigation expenses and loss provision          (454)          --             (454)          --
                                             ---------      ---------      ---------      ---------
                                                30,608         28,409         85,732        250,373
                                             ---------      ---------      ---------      ---------

EARNINGS (LOSS) BEFORE
  INCOME TAXES                                   8,339         (5,171)         7,490       (203,497)

TAXES ON INCOME                                    600           --              600        (22,000)
                                             ---------      ---------      ---------      ---------

NET EARNINGS (LOSS)                              7,739         (5,171)         6,890       (181,497)
                                             ---------      ---------      ---------      ---------

DIVIDEND REQUIREMENT ON
  PREFERRED STOCK                                1,350          1,350          4,050          1,350
                                             ---------      ---------      ---------      ---------

NET EARNINGS (LOSS) APPLICABLE
  TO COMMON STOCKHOLDERS                     $   6,389      ($  6,521)     $   2,840      ($182,847)
                                             =========      =========      =========      =========

NET EARNINGS (LOSS) PER SHARE:
  Basic                                      $    0.14      ($   0.14)     $    0.06      ($   4.85)
                                             =========      =========      =========      =========
  Diluted                                    $    0.13      ($   0.14)     $    0.06      ($   4.85)
                                             =========      =========      =========      =========


                 See notes to consolidated financial statements.

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (thousands of dollars)



                                                      SEPTEMBER 30,   DECEMBER 31,
                                                           1999          1998
                                                      -------------   ------------
                                                       (unaudited)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                             $   6,928      $   9,478
  Accounts receivable                                      33,553         32,558
  Due from (to) affiliates                                   (224)         4,848
  Prepaid expenses and other                                3,121          1,394
                                                        ---------      ---------
              Total current assets                         43,378         48,278
                                                        ---------      ---------

PROPERTY AND EQUIPMENT:
  Oil and natural gas properties, full cost method
      (including $73,379,000 [1999] and
      $100,015,000 [1998] not subject to depletion)       887,691        820,322
  Land                                                        478            478
  Equipment                                                 8,554          6,775
                                                        ---------      ---------
                                                          896,723        827,575
  Accumulated depletion and depreciation                 (475,158)      (436,120)
                                                        ---------      ---------
                                                          421,565        391,455
                                                        ---------      ---------

OTHER ASSETS                                                5,041          5,442
                                                        ---------      ---------
                                                        $ 469,984      $ 445,175
                                                        =========      =========




                 See notes to consolidated financial statements.

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (continued)
                             (thousands of dollars)



                                                               SEPTEMBER 30,  DECEMBER 31,
                                                                    1999          1998
                                                               -------------  ------------
                                                                (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                            $  24,334      $  19,138
     Revenues and royalties payable                                  3,412          6,500
     Accrued liabilities                                            17,994         24,440
     Notes payable                                                     320           --
     Current maturities of long-term debt                             --               84
                                                                 ---------      ---------
         Total current liabilities                                  46,060         50,162
                                                                 ---------      ---------

LONG-TERM DEBT                                                     250,000        240,000
                                                                 ---------      ---------

9 1/2% CONVERTIBLE SUBORDINATED NOTES                               20,000           --
                                                                 ---------      ---------

LITIGATION LIABILITIES                                                --            6,205
                                                                 ---------      ---------

STOCKHOLDERS' EQUITY:
     Preferred stock, $1.00 par value (25,000,000 shares
         authorized, 3,982,906 [1999 and
         1998] shares of Series A Cumulative
         Convertible Preferred Stock issued at stated value)       135,000        135,000
     Common stock, $0.01 par value (200,000,000 shares
         authorized, 46,184,893 [1999] and
         45,817,319 [1998] issued)                                     468            461
     Additional paid-in capital                                    272,802        270,477
     Accumulated deficit                                          (253,974)      (256,814)
     Unamortized deferred compensation                                (372)          (293)
                                                                 ---------      ---------
                                                                   153,924        148,831
     Treasury stock, at cost (0 [1999] and
     1,275 [1998] shares)                                             --              (23)
                                                                 ---------      ---------
Total stockholders' equity                                         153,924        148,808
                                                                 ---------      ---------
                                                                 $ 469,984      $ 445,175
                                                                 =========      =========


                 See notes to consolidated financial statements.

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (thousands of dollars)
                                   (unaudited)

                                                                                      NINE MONTHS ENDED,
                                                                                        SEPTEMBER 30,
                                                                                     1999           1998
                                                                                  ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)                                                               $   6,890      ($181,497)
Adjustments to reconcile net earnings (loss) to net cash
     provided by operating activities:
     Depletion and depreciation                                                      39,080         27,824
     Amortization of other assets                                                       816            138
     Non-cash compensation                                                            1,217          1,407
     Impairment of long-lived assets                                                   --          196,126
     Deferred income taxes                                                             --          (22,000)
Changes in assets and liabilities excluding effects of
     acquisition of oil and gas properties:
     Accounts receivable                                                               (995)       (14,186)
     Due from affiliates                                                              5,072           (466)
     Prepaid expenses and other                                                      (1,727)           259
     Accounts payable                                                                 5,196         25,163
     Revenues and royalties payable                                                  (3,088)        (2,528)
     Notes payable                                                                      320           --
     Accrued liabilities and other                                                  (13,804)         2,269
                                                                                  ---------      ---------
Net cash provided by operating activities                                            38,977         32,509
                                                                                  ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and equipment                                            (73,035)       (92,106)
     Acquisition of oil and natural gas properties                                   (5,860)       (37,078)
     Proceeds from sale of oil and natural gas properties                             9,747          2,100
                                                                                  ---------      ---------
Net cash used in investing activities                                               (69,148)      (127,084)
                                                                                  ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from long-term debt                                                    40,000         91,895
     Reductions in long-term debt                                                   (10,084)          (116)
     Proceeds from issuance of common stock                                           2,355          1,293
     Preferred stock dividends accrued                                               (4,050)        (1,350)
     Deferred loan costs                                                               (600)        (1,516)
                                                                                  ---------      ---------
Net cash provided by financing activities                                            27,621         90,206
                                                                                  ---------      ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                              (2,550)        (4,369)
     Cash and cash equivalents at beginning of period                                 9,478          8,083
                                                                                  ---------      ---------
CASH AND CASH EQUIVALENTS
     AT END OF PERIOD                                                             $   6,928      $   3,714
                                                                                  =========      =========

                 See notes to consolidated financial statements.

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.       BASIS OF PRESENTATION

The consolidated financial statements reflect the accounts of The Meridian Resource Corporation and its subsidiaries (the "Company") after elimination of all significant intercompany transactions and balances. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, as filed with the Securities and Exchange Commission.

The financial statements included herein as of September 30, 1999, and for the three and nine month periods ended September 30, 1999 and 1998, are unaudited, and, in the opinion of management, the information furnished reflects all material adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented. Certain minor reclassifications of prior period statements have been made to conform to current reporting practices.

2.       IMPAIRMENT OF LONG-LIVED ASSETS

No impairment of long-lived assets was recognized during the first nine months of 1999 due to improved commodity prices and significant reserve additions made during the period. During the first nine months of 1998, the Company recognized $196.1 million in non-cash write-downs of its oil and natural gas properties under the full cost method of accounting, primarily as a result of declines in both oil and natural gas prices which significantly lowered the present value of proved oil and natural gas reserves as of September 30, 1998.

3.       LONG-TERM DEBT

In May 1998, the Company amended and restated its credit facility with The Chase Manhattan Bank as Administrative Agent (the "Credit Facility") to provide for maximum borrowings, subject to borrowing base limitations, of up to $250 million. In November 1998, the Company amended the Credit Facility to increase the then-existing borrowing base from $200 million to $250 million. The borrowing base, currently set at $250 million, is scheduled to be redetermined on March 31, 2000. In addition to the regularly scheduled semi-annual borrowing base redeterminations, the lenders under the Credit Facility have the right to redetermine the borrowing base at any time once during each calendar year and the Company has the right to obtain a redetermination by the banks of the borrowing base once during each calendar year. Borrowings under the Credit Facility are secured by pledges of the outstanding capital stock of the Company's material subsidiaries and a mortgage of all of the Company's offshore oil and natural gas properties and several onshore oil and natural gas properties. The Credit Facility contains various restrictive covenants, including, among other things, maintenance of certain financial ratios and restrictions on cash dividends on the Common Stock.

Borrowings under the Credit Facility mature on May 22, 2003.

Under the Credit Facility, as amended, the Company may secure either (i) an alternative base rate loan that bears interest at a rate per annum equal to the greater of the administrative agent's prime rate, a certificate of deposit based rate or a federal funds based rate plus 0.25% to 1.0%; or (ii) a Eurodollar base rate loan that bears interest, generally, at a rate per annum equal to the London interbank offered rate plus 1.25% to 2.5%, depending on the Company's ratio of the aggregate outstanding loans and letters of credit to the borrowing base. The Credit Facility also provides for commitment fees ranging from .3% to .5% per annum. At September 30, 1999, the Company had outstanding borrowings of $250 million under the Credit Facility.

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

5.       COMMITMENTS AND CONTINGENCIES

LITIGATION

In November 1998, Enron Capital & Trade Resources Corp. ("Enron") filed an action in the District Court of Harris County, Texas, 11th Judicial District, Texas against the Company and certain Shell affiliates alleging causes of action against the Company and Shell for trespass and tortious interference with contract and seeking declaratory and injunctive relief. Enron asserts that the Company's drilling and operation of certain Louisiana oil and gas wells has and will trespass upon Enron's Louisiana property interests and tortiously interfere with a Participation Agreement dated June 12, 1996 between Enron and Shell (the "Participation Agreement"). Enron asserts further that it is being denied its right to participate in certain drilling projects allegedly included under the Participation Agreement, including interests in wells drilled in the Weeks Island Field in Louisiana.

The properties covered by the Participation Agreement are owned by the Company, with record title in the Company's subsidiary, Louisiana Onshore Properties Inc., which was acquired from Shell in the Shell Transactions. Subject to certain agreed upon limitations, Enron, Shell and the Company have consented to submit this dispute to arbitration.

The Company is vigorously defending against Enron's claims and has reserved all of its rights for reimbursement against Shell if Enron's claims are successful. The Company believes that it is entitled to operate the referenced Louisiana properties and that Enron is not entitled to any of the Company's interest in wells that have been drilled in the Weeks Island Field. However, in the event of an adverse determination resulting in a monetary judgement or property losses as a result of Enron's claims with respect to the Weeks Island Field, the Company believes that it is entitled to indemnification or reimbursement from Shell under the agreements governing the Shell Transactions and have other rights and actions under common law and state and federal securities laws, and in this regard, the Company has filed suit against Shell to preserve these claims. The Company has agreed to release Shell and its affiliates from any claims against Shell that it may have with respect to the Weeks Island Field in exchange for Shell's complete and unequivocal indemnity to the Company for any award, judgement, declaration of title or settlement by Enron resulting from Enron's claims relating to all wells and reserves located in the Weeks Island Field. As a result of Shell's indemnity agreement, the Company currently does not believe the dispute with Enron will have a material adverse effect on its financial condition or results of operations.

Recently, the Company, Shell and Enron have entered into a Letter of Intent whereby the parties have tentatively agreed to resolve all claims and disputes, pending the execution of a Formal Settlement Agreement.

6.       EARNINGS PER SHARE
         (in thousands, except per share)

The following tables set forth the computation of basic and diluted net earnings
(loss) per share:


                                                      THREE MONTHS ENDED SEPTEMBER 30,
                                                      --------------------------------
                                                             1999         1998
                                                           --------     --------
Numerator:
     Net earnings (loss)                                   $  7,739     $ (5,171)
     Less: Preferred dividend requirement                     1,350        1,350
                                                           --------     --------
     Net earnings (loss) used in per share calculation     $  6,389     $ (6,521)
Denominator:
     Denominator for basic net earnings (loss) per
         share - weighted-average shares outstanding         46,044       45,818
Effect of potentially dilutive common shares:
     Convertible preferred stock                             12,837         --
     Employee and director stock options                        830          N/A
     Warrants                                                 1,530          N/A
                                                           --------     --------
     Denominator for diluted net earnings (loss) per
         share - weighted average shares outstanding
         and assumed conversions                             61,241       45,818
                                                           ========     ========
Basic net earnings (loss) per share                        $   0.14     $  (0.14)
                                                           ========     ========
Diluted net earnings (loss) per share                      $   0.13     $  (0.14)
                                                           ========     ========


                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                                       -------------------------------
                                                              1999         1998
                                                           ---------     ---------
Numerator:
     Net earnings (loss)                                   $   6,890     $(181,497)
     Less: Preferred dividend requirement                      4,050         1,350
                                                           ---------     ---------
     Net earnings (loss) used in per share calculation     $   2,840     $(182,847)
Denominator:
     Denominator for basic net earnings (loss) per
         share - weighted-average shares outstanding          45,909        37,736
Effect of potentially dilutive common shares:
     Employee and director stock options                         658           N/A
     Warrants                                                  1,397           N/A
                                                           ---------     ---------
     Denominator for diluted net earnings (loss) per
         share - weighted average shares outstanding
         and assumed conversions                              47,964        37,736
                                                           =========     =========
Basic net earnings (loss) per share                        $    0.06     $   (4.85)
                                                           =========     =========
Diluted net earnings (loss) per share                      $    0.06     $   (4.85)
                                                           =========     =========

On June 30, 1998, the Company acquired (the "LOPI Transaction") Louisiana Onshore Properties, Inc., an indirect subsidiary of Shell Oil Company ("Shell") pursuant to a merger of a wholly-owned subsidiary with LOPI. In conjunction with the other consideration paid to Shell, the Company issued a new convertible preferred stock that is convertible into 12,837,428 shares of Common Stock. In the event Shell elects to sell any shares of Common Stock issued upon conversion of the Preferred Stock (the "Make-Whole Shares"), as more fully described in the Agreement and Plan of Merger dated March 27, 1998, and included in the Company's proxy statement dated June 10, 1998, the Company has agreed to pay Shell the amount, if any, that the consideration received by Shell is less than $10.52 per share. Such payment may be made in cash or Common Stock, or a combination thereof, at the Company's election. It is the Company's policy to settle this type of transaction with a cash payment. Based upon current oil and natural gas prices and assuming such oil and natural gas prices continue, the Company believes sufficient cash resources from operating activities will be generated during the year 2000 to pay any make-whole obligations owed to Shell in cash rather than issue Common Stock, and believes it would make any such payments in cash assuming it is able to obtain the requisite waivers under the Credit Facility. Therefore, the Make-Whole Shares have been removed from the earnings per share calculations included in the financial statements.

7.   RELATED PARTY TRANSACTIONS

Texas Oil Distribution and Development, Inc. ("TODD") and Sydson Energy, Inc. ("Sydson"), entities controlled by Joseph A. Reeves, Jr. and Michael J. Mayell, respectively, have each invested 1.5% in all wells in which the Company has participated. Effective July 15, 1999, the Company, with the approval of the Board of Directors, acquired the Kings Bayou interests held by TODD, Sydson and Messrs. Reeves and Mayell. Proceeds of $1.9 million to each of TODD and Sydson and $1.3 million to each of Messrs. Reeves and Mayell due from the acquisition were applied directly to current and/or future costs and expenses related to TODD and Sydson's working interest rather than paid in cash.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the Company's financial operations for the three and nine months ended September 30, 1999 and 1998. The notes to the Company's consolidated financial statements included in this report, as well as the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (and the notes attached thereto), should be read in conjunction with this discussion.

GENERAL

DRILLING ACTIVITIES. Since the purchase of substantially all of Shell Oil Company's properties in south Louisiana on June 30, 1998, the Company has drilled and successfully completed 24 of 36 wells (67%), with five additional wells in various stages of drilling or completion. This drilling activity resulted in a unit development cost less than $0.53 per thousand cubic feet of
(Mcfe) gas equivalent (based on drilling and completion costs and the Company's internal reserve estimates). The Company began the period of June 30, 1998, through September 30, 1999, with approximately 281 billion cubic feet of natural gas equivalent (Bcfe) reserves, produced approximately 61.8 Bcfe, added gross reserves, net of sales and revisions, of approximately 135 Bcfe (48%), and ended the September 30, 1999, period with approximately 354 Bcfe (61% natural gas) for a net increase of 73 Bcfe (26%), resulting in a replacement of reserves of approximately 218% for the period.

The Company's drilling activities have been focused in the Weeks Island Field, North Turtle Bayou/Ramos Field, Thornwell Field, Riceville/West Gueydan Field, South Deep Lake and Barataria Bay. In addition to current drilling activities at North Turtle Bayou/Ramos, Weeks Island and Thornwell, the Company plans to conduct drilling operations during the fourth quarter 1999 in the Kings Bayou Field, South Timbalier Block 139, and the Turtle Bayou area, with capital spending approximating $16 million during this period.

     NORTH TURTLE BAYOU/RAMOS FIELD, ASSUMPTION PARISH, LOUISIANA

         Thibodaux No. 3 Well: The Company has successfully drilled, logged and placed on production as of November 9, 1999, the C. M. Thibodaux No. 3 well, a development well offsetting the discovery well, the C. M. Thibodaux No. 1 well, in the North Turtle Bayou/Ramos Field which was returned to production on August 26, 1999, and is currently 16.5 million cubic feet of gas equivalent per day (MMcfe/d). The No. 3 well was drilled as a replacement well for the C. M. Thibodaux No. 2 well which encountered well control problems during late June 1999 and was subsequently plugged and abandoned.

         The No. 3 well was drilled to a depth of 18,402 feet, encountering over 180 feet of pay in two separate Operc-aged sands below 17,500 feet. The initial completion has been made in the Operc "B" sand, which logged approximately 129 gross and net feet of pay from 17,685 feet to 17,814 feet.

         The Company tested the No. 3 well at a stabilized rate of 14.3 million cubic feet of gas per day (MMcf/d) plus 298 barrels of condensate per day (BCPD) and no water, at a flowing tubing pressure of 11,466 pounds per square inch (psi) on a 17/64-inch choke. Bottom hole shut-in pressure was calculated at approximately 12,440 psi. Based on current measurement and depending on reservoir characteristics, the Company expects to produce the well at an initial rate of approximately 12 MMcf/d plus associated condensate expected to approximate an additional 250 BCPD. These rates will add to production from the C. M. Thibodaux No. 1 well bringing gross field production to approximately 30 MMcfe/d (14 MMcfe/d net).

         A 12-inch flow line has been installed by the Company in the area for this and future wells production, which should allow for production capacity at the facility of up to 100 MMcf/d of gas and 10,000 BCPD.

         The Company is the operator of the prospect and participated in the Thibodaux No. 1 well and the Thibodaux No. 3 well for approximately 71% of the Working Interest.

         Norman Breaux No. 1 Well: The Norman Breaux No. 1 well is an east offset to the Thibodaux Unit in a separate fault block and unit. An electric log was run to a depth of 18,497, indicating apparent oil and natural gas productive sands in the Operc "A" and "B" zones which were encountered between 17,500 feet and 17,750 feet. A 5 1/2 inch liner was set to 18,497 feet to protect these sands, with plans to drill to a target depth of 19,500 feet to test the prospective Cris. "A" sand. Drilling has resumed with the well currently drilling below 19,000 feet. The Company's Working Interest in the Breaux No. 1 well is approximately 91%.

         It is anticipated that additional wells will be drilled targeting additional Operc sands in this project area in the near future.

     WEEKS ISLAND FIELD, IBERIA PARISH, LOUISIANA

         Weeks Island State Unit A-24 Well: The Company continues to develop this very prolific salt dome where the Company made a discovery that has developed into a significant part of the Company's new reserves immediately after acquiring the field from Shell Oil in June 1998. Five producing wells have been drilled by the Company to date, with the WISUA-24 well being the latest to be brought on production during August 1999. Current production for this shallow test development well is 275 barrels of oil per day, which brings the total field production to approximately 13,000 BOEPD, an increase from the 7,200 BOEPD when the Company took over operations from Shell. The Company has identified approximately 15 new projects within this field which are scheduled to begin drilling under the year 2000 capital budget. As operator of the majority of the field production, the Company owns a 97% Working Interest in the "U" sand Unit and between 55% and 75% working interest in most of the remaining prospective area.

         Myles Salt No. 1 Well: The Myles Salt No. 1 Well is currently drilling below 9,500 feet with a target depth of approximately 12,500 feet. Stone Energy is the operator and owns a 25% Working Interest with the Company owning a 75% Working Interest. The well has both exploratory and developmental targets.

         The State Lease 500 No. 1 Well: The State Lease 500 No. 1 well is drilling below surface casing at approximately 3,700 feet with a target depth of 12,000 feet.

     ROCKEFELLER/SOUTH DEEP LAKE, CAMERON PARISH, LOUISIANA

         Rockefeller No. 1 Well: The SL 16067 (Rockefeller) No. 1 well was drilled to a total depth of 20,000 feet during April 1999. Because of the extraordinary downhole pressure environment in this directional well bore and the need to protect potentially productive sands, the Company elected to set production casing prior to conducting an electric log over the entire section of the open hole. Cased-hole logs were conducted which indicated 185 feet of apparently productive sands between 18,370 and 18,766 feet. Production testing of the middle sands between 18,508 feet and 18,550 feet rendered up to 13.5 Mmcfe/d gas and approximately 200-250 barrels of water per million cubic feet of gas. To accommodate the salt- water production, a salt-water disposal well was drilled and completed during June 1999. Subsequent production testing was conducted which resulted in the decision to perforate the upper sand package between 18,372 feet and 18,398 feet. The well was thereafter placed on production at approximately 5 Mmcfe/d with some apparent restrictions in the gas flow and is currently being monitored to ascertain what, if any, operations should be conducted to increase the gas rate from the upper sand. It is anticipated that these operations will be commenced in the next 30-60 days. The Company holds a 47% Working Interest in this field and is the operator.

     RICEVILLE/WEST GUEYDAN FIELD, VERMILION PARISH, LOUISIANA

         Burnie Benoit No. 1 Well: This is the second well in this exploitation project area which was developed by the Company after the June 1998 Shell purchase. The well was drilled to a total depth of 16,020 feet and logged productive sands between 14,700 feet and 14,750 feet. The well was placed on production during June 1999 after testing 5.3 MMcfd and 396 BOPD on a 12/64ths choke at 8,145 psi. The Company holds a 25.125% Working Interest. The Company anticipates additional development and exploratory prospects in this project area, primarily for the deeper Myogip sands.

     SOUTH THORNWELL FIELD, JEFFERSON DAVIS PARISH, LOUISIANA

         Potter 33 No. 2 Well: The Potter 33 No. 2 well was drilled to a total depth of 11,872 feet, completed and tested at rates of 18.312 million cubic feet of gas per day (MMcf/d) plus 540 barrels of condensate per day (BCPD) and no water. Flowing tubing pressure was 7,042 psi on a 20/64th-inch choke from perforations between 11,756 feet and 11,772 feet in the Marg Idio (Oligocene) sand. The producing horizon contains 80 feet of gross and net pay. The well was placed on production on November 10, 1999, at the initial rates of 12.8 MMcf/d and 440 BCPD. The Company holds a 30% Working Interest and is the operator of the field production.

         The addition of the Potter 33 No. 2 well, brings total production in the South Thornwell Field to 36 MMcf/d and 1050 BCPD from three wells--the Guidry 21 No.1 well (30.33% Working Interest) completed November 6, 1998, the Lacassine 33 No. 1 well (23.15% Working Interest), completed March 2, 1999 and the Potter 33 No. 2 well (30.33% Working Interest). A fourth location, the Potter No. 33 No. 1 well is currently drilling below 11,000 feet with a target depth of 12,000 feet.

     SATURDAY ISLAND/MYSTERY ISLAND FIELD, JEFFERSON PARISH, LOUISIANA

         The SL 15858 No. 1 Well: The first well in this new discovery field, the SL 15858 No. 1 (30% Working Interest), was completed on January 25, 1999, and is currently producing at a rate of 2.9 MMcf/d plus 968 BOPD for a total of 8.7 Mmcfe/d.

         LL&E Fee No. 1 Well: The LL&E Fee No. 1 well (21% Working Interest) was tested during August 1999 and produced flow rates of 9.8 MMcf/d and 69 BCPD from the lowest of three productive intervals containing approximately 73 feet of net oil and gas pay in the interval between 10,070 feet and 11,111 feet. The well is the second test for the Company, based on the Barataria Bay 3-D seismic shoot completed in 1998.

     WEST CAMERON BLOCK 76, OFFSHORE, LOUISIANA

         West Cameron Block 76, Well B-4: During the first quarter of 1999, the Company participated in the West Cameron 76 well No. B-4, a discovery well in the Gulf of Mexico, which encountered over 200 feet of productive Miocene sand below 14,700 feet measured depth. The well went into production in June 1999 at rates of 17.1 Mmcfd and 94 BCPD.

         West Cameron Block 76, Well B-5: The B-5 well, a development well, encountered more than 217 net feet of productive Marg. A. sand between 16,525 feet and 17,165 feet measured depth. The well was brought on production during October 1999, at rates of 20.4 MMcf/d with 151 BCPD.

         The Company holds a 2.625% Working Interest in the field.

     CHOCOLATE BAYOU FIELD, BRAZORIA COUNTY, TEXAS

         TMRX I. P. Farms No. 3-X Well: The No. 3-X well was recompleted in the 12,700 foot Andrau sand in a new fault block at the Company's Chocolate Bayou Field, south of Houston near Alvin, Texas. Production tests on the I.P. Farms No. 3-X well resulted in flow rates of 3.2 MMcfd and 96 BOPD at 5,100 psi FTP on an 8/64th-inch choke. This is the Company's second Andrau completion in the field. The prolific Andrau sand has produced over 600 BCF of gas in other fault blocks in the field. The Company holds a 47% Working Interest and is the operator.

The Company continues to focus its operating activities in the South Louisiana/Southeast Texas Gulf Coast Region. The Company has developed an asset base that enables it to explore and exploit its low risk drilling projects with its cash flow. The Company's efforts to reduce its lifting costs have been highly successful and along with its goal to reduce the Company's debt will remain an integral part of management's business plan.

INDUSTRY CONDITIONS. Revenues, profitability and future rate of growth of the Company are substantially dependent upon prevailing prices for oil and natural gas. Oil and natural gas prices have been extremely volatile in recent years and are affected by many factors outside of the Company's control. In this regard, the Company's average oil and natural gas prices, which decreased substantially throughout 1998 and into the first quarter of 1999, increased during the third quarter of 1999. The Company's average oil price for the three months ended September 30, 1999, was $20.21 per barrel compared to $15.87 per barrel for the three months ended June 30, 1999, and $12.84 per barrel for the three months ended September 30, 1998. Our average oil price for the nine months ended September 30, 1999, was $16.00 per barrel compared to $13.02 per barrel for the nine months ended September 30, 1998. Our average natural gas price for the three months ended September 30, 1999, was $2.80 per MCF compared to $2.28 per MCF for the three months ended June 30, 1999, and $1.99 for the three months ended September 30, 1998. Our average natural gas price for the nine months ended September 30, 1999, was $2.28 per MCF compared to $2.16 per MCF for the nine months ended September 30, 1998. Any significant reduction in prices the Company receives for oil and gas production from levels experienced during the third quarter of 1999 could result in decreased cash flow received from the Company's producing properties, and a delay in the timing of exploration activities, which will adversely affect the Company's revenues, profitability and the Company's ability to maintain or increase its exploration and development program.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

OPERATING REVENUES. Third quarter 1999 oil and natural gas revenues increased $15.6 million as compared to third quarter 1998 revenues, primarily due to production volumes increasing 10% and average commodity prices increasing 52%, both on a natural gas equivalent basis. The production increase is a direct result of new wells being placed on production during the last twelve months.

The following table summarizes the Company's operating revenues, production volumes and average sales prices for the three months ended September 30, 1999 and 1998:


                                                                                        1999
                                             THREE MONTHS ENDED        1999          PERCENTAGE
                                               SEPTEMBER 30,         INCREASE         INCREASE
                                             1999         1998      (DECREASE)       (DECREASE)
                                           --------     --------    ----------       ----------
Production Volumes:
         Oil (Mbbl)                           1,165          771          394            51%
         Natural gas (Mmcf)                   5,412        6,620       (1,208)          (18%)
         MMCFE                               12,402       11,246        1,156            10%

Average Sales Prices:
         Oil (per Bbl)                     $  20.21     $  12.84     $   7.37            57%
         Natural gas (per Mcf)             $   2.80     $   1.99     $   0.81            41%
         MMCFE                             $   3.12     $   2.05     $   1.07            52%

Operating Revenues (000's):
         Oil                               $ 23,542     $  9,897     $ 13,645           138%
         Natural gas                         15,136       13,179        1,957            15%
                                           --------     --------     --------
              Total Operating Revenues     $ 38,678     $ 23,076     $ 15,602            68%
                                           ========     ========     ========

OPERATING EXPENSES. Oil and natural gas operating expenses decreased $1.6 million to $3.9 million for the three months ended September 30, 1999, compared to $5.5 million for the same period in 1998. This decrease was primarily due to the Company's continued cost reduction efforts on all of its operated properties. On an MCFE basis, operating expenses have decreased in the three months ended September 30, 1999, to $0.31 from $0.49 for the three months ended September 30, 1998. Operating costs on an MCFE basis have decreased to $0.31 in the third quarter of 1999, from $0.33 in the second quarter of 1999. These decreases are primarily the result of the program that the Company implemented to reduce the operating costs associated with the Shell Properties.

SEVERANCE AND AD VALOREM TAXES. Severance and ad valorem taxes increased $1.9 million to $3.3 million for the third quarter of 1999, compared to $1.4 million during the same period in 1998. This increase is largely attributable to an increase in onshore production (which is subject to severance taxes) and higher oil and natural gas prices.

INTEREST AND OTHER INCOME. Interest and other income during the third quarter of 1999 increased $0.1 million from the comparable period in 1998 reflecting larger cash balances associated with the Company operating more properties.

DEPLETION AND DEPRECIATION. Depletion and depreciation expense decreased $1.6 million during the third quarter of 1999 to $13.7 million from $15.3 million for the same period of 1998. This decrease was primarily a result of the decrease in the depletion rate for the 1999 period in comparison to the rate for 1998, partially offset by an increase in production volumes. The decrease in the depletion rate was primarily due to the write-down of oil and gas properties in 1998. On an MCFE basis there was a decrease of $0.26 per MCFE to $1.10 per MCFE for the quarter ended September 30, 1999, from $1.36 per MCFE during the comparable time period in 1998.

GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense increased by $1.6 million to $4.1 million for three months ended September 30, 1999, compared to $2.5 million during the comparable period last year. This increase was primarily a result of increases in salaries and wages due to increased number of employees associated with the growth of the Company's asset base and producing properties and to costs associated with the relocation of the corporate headquarters. On a unit of production basis, general and administrative expense has increased to $0.33 per MCFE for the three months ended September 30, 1999, from $0.22 per MCFE during the comparable period of 1998.

INTEREST EXPENSE. Interest expense increased $2.9 million to $6.1 million during the third quarter of 1999 compared to $3.7 million in the comparable period in 1998. The increase is a result of additional borrowings to fund exploration activities of approximately $10 million under our credit facility and the issuance of the Subordinated Notes during June 1999.

IMPAIRMENT OF LONG-LIVED ASSETS. Due to the improvement in commodity prices and significant reserve additions during the first nine months of 1999, it was not necessary to record an impairment of long-lived assets during the third quarter of 1999.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

OPERATING REVENUES. Oil and natural gas revenues during the nine months ended September 30, 1999, increased $46.2 million as compared to revenues during the nine months ended September 30, 1998, primarily due to production volumes increasing by 74% on a natural gas equivalent basis. This production increase was a direct result of the inclusion of results from the Shell Properties for the first nine months of 1999 compared to only three months of 1998, as well as new wells being placed on production during the last twelve months. Oil and natural gas prices, on a natural gas equivalent basis, increased 15% during the first nine months of 1999 compared to the same period in 1998.

The following table summarizes the Company's operating revenues, production volumes and average sales prices for the nine months ended September 30, 1999 and 1998:


                                        NINE MONTHS ENDED                          1999
                                          SEPTEMBER 30,           1999          PERCENTAGE
                                        -----------------       INCREASE         INCREASE
                                        1999         1998      (DECREASE)       (DECREASE)
                                      --------     --------    ----------       ----------
Production Volumes:
     Oil (Mbbl)                          3,329        1,225        2,104           171%
     Natural gas (Mmcf)                 17,249       14,051        3,198            23%
     MMCFE                              37,223       21,401       15,822            74%

Average Sales Prices:
     Oil (per Bbl)                    $  16.00     $  13.02     $   2.98            23%
     Natural gas (per Mcf)            $   2.28     $   2.16     $   0.12             6%
     MMCFE                            $   2.49     $   2.17     $   0.32            15%

Operating Revenues (000's):
     Oil                              $ 53,256     $ 15,867     $ 37,389           236%
     Natural gas                        39,331       30,398        8,933            29%
     Pipeline                             --             84          (84)         (100%)
                                      --------     --------     --------
         Total Operating Revenues     $ 92,587     $ 46,349     $ 46,238           100%
                                      ========     ========     ========

OPERATING EXPENSES. Oil and natural gas operating expenses increased $3.2 million to $12.1 million for the nine months ended September 30, 1999, compared to $8.9 million for the nine months ended September 30, 1998. This increase was primarily due to added operating expenses related to the inclusion of costs and expenses from the Shell Properties as well as new wells brought on production in the last twelve months. On an MCFE basis, operating expenses were $0.32 per MCFE for the first nine months of 1999 compared to $0.41 per MCFE for the comparable period last year. This reduction was due to the Company's efforts to reduce operating costs on the Shell Properties.

SEVERANCE AND AD VALOREM TAXES. Severance and ad valorem taxes increased $6.0 million to $8.2 million for the nine months ended September 30, 1999, compared to $2.2 million for the nine months ended September 30, 1998. This increase is largely attributable to the additional onshore production and higher oil and natural gas prices.

INTEREST AND OTHER INCOME. Interest and other income was $0.6 million and $0.5 million for the nine month periods ended September 30, 1999 and 1998, respectively.

DEPLETION AND DEPRECIATION. Depletion and depreciation expense increased $11.3 million to $39.1 million during the first nine months of 1999 from $27.8 from the same period last year. This increase was primarily a result of the 74% increase in production on an MCFE basis over the comparable period in 1998. Although depletion and depreciation expense increased in the aggregate, on an MCFE basis there was a decrease of $0.20 per MCFE to $1.05 per MCFE for the nine months ended September 30, 1999 from $1.30 per MCFE during the first nine months of 1998. The decrease in the depletion rate was primarily due to an increase in reserves of approximately 20% over the prior period and to the write-down of oil and gas properties during 1998.

GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense increased by $3.4 million to $10.0 million for the first nine months of 1999 compared to $6.6 million during the first nine months of 1998. This increase was primarily a result of increases in salaries and wages and related employee costs associated with the expanded property base and exploration and production activities. General and administrative expense, on a unit of production basis, has decreased 9% to $0.26 per MCFE for the nine months ended September 30, 1999 from $0.31 per MCFE during the comparable period or 1998.

INTEREST EXPENSE. Interest expense increased $8.0 million to $16.7 million during the first nine months of 1999 compared to $8.7 million during the comparable period of 1998. The increase is a result of additional borrowings under the credit facility and the issuance of the Subordinated Notes.

IMPAIRMENT OF LONG-LIVED ASSETS. The Company did not record an impairment of long-lived assets during the first nine months of 1999 since there were significant reserve additions during the period as well as improved commodity prices. During the first nine months of 1998, the Company recognized $196.1 million in non-cash write-downs of its oil and natural gas properties under the full cost method of accounting.

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL. During the third quarter of 1999, the Company's liquidity needs were met from cash from operations, additional borrowings under the credit facility and the proceeds of $20 million from the 9 1/2% Convertible Subordinated Notes issued in June 1999. As of September 30, 1999, the Company had a cash balance of $6.9 million and a working capital deficit of $2.7 million. The decrease in the cash balance and the increase in the working capital deficit from levels existing at June 30, 1999, primarily reflects the capital expenditures related to the Company's increasing exploration and development activities.

CREDIT FACILITY. The Company entered into an amended and restated credit facility with The Chase Manhattan Bank as Administrative Agent (the "Credit Facility") to provide for maximum borrowings, subject to borrowing base limitations, of up to $250 million. The borrowing base was reaffirmed on August 23, 1999, and is currently set at $250 million, with a scheduled redetermination on March 31, 2000. In addition to regularly scheduled semi-annual borrowing base redeterminations, the lenders under the Credit Facility have the right to redetermine the borrowing base at any time once during each calendar year and the Company has the right to obtain a redetermination by the banks of the borrowing base once during each calendar year. Borrowings under the Credit Facility are secured by pledges of the outstanding capital stock of the Company's subsidiaries and a mortgage of the offshore oil and natural gas properties and several onshore oil and natural gas properties. Borrowings under the Credit Facility mature on May 22, 2003.

The Credit Facility includes various restrictive covenants including an interest coverage ratio of 3.0 to 1.0, a minimum net worth requirement of approximately $82 million, and a total debt leverage ratio (based upon total indebtedness to 12-month trailing pro forma EBITDA) of 3.50 to 1.00 at September 30, 1999 and
3.25 to 1.00 at December 31, 1999 and thereafter. Assuming that the Company continues to be successful in the development and exploration program during the next 12 months, management believes that the Company will be able to comply with the Credit Facility covenants primarily due to the increase in production scheduled to begin in the near-term at two of the most recent discoveries in addition to the positive effects of higher oil and gas prices; however, any declines in oil and gas commodity prices or unanticipated declines or delays in production may adversely affect the ability to comply with the Credit Facility covenants.

Under the Credit Facility, as amended, the Company may secure either (i) an alternative base rate loan that bears interest at a rate per annum equal to the greater of the administrative agent's prime rate, a certificate of deposit based rate or a federal funds based rate plus 0.25% to 1.0% or (ii) a Eurodollar base rate loan that bears interest, generally, at a rate per annum equal to the London interbank offered rate plus 1.25% to 2.5%, depending on the ratio of the aggregate outstanding loans and letters of credit to the borrowing base. The Credit Facility also provides for commitment fees ranging from .3% to .5% per annum.

SHORT-TERM CREDIT FACILITY. The Company has entered into a short-term line of credit for $5 million on an as offered basis. This credit line will expire on February 5, 2000. It is renewable by mutual agreement of the parties. The full amount is available to be drawn.

9 1/2% CONVERTIBLE SUBORDINATED NOTES. During June 1999, the Company completed private placements of an aggregate of $20 million of its 9 1/2% Convertible Subordinated Notes due June 18, 2005 (the "Notes"). The Notes are unsecured and contain customary events of default, but do not contain any maintenance or other restrictive covenants. Interest is payable on a quarterly basis.

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

The Company may prepay the Notes at any time without penalty or premium; however, in the event the Company redeems or prepays the Notes on or before June 21, 2001, the Company will issue to the holders of the Notes warrants to purchase that number of shares of Common Stock into which such Notes would have been convertible on the date of prepayment. Such warrants will have exercise prices equal to the Conversion Price in effect on the date of issuance and will expire on June 21, 2001, regardless of the date such warrants are issued.

CAPITAL EXPENDITURES. Capital expenditures, less the reinvestment of proceeds from the sale of properties during the nine months ended September 30, 1999, consisted of $69.1 million for property and equipment additions related to exploration and development of various prospects (including leases), seismic data acquisitions, and drilling and completion costs. Management expects capital expenditures for the remainder of 1999 to be funded from cash flows from producing properties. The Company expects its capital budget for the remainder of 1999 to focus on lower risk development projects, concentrating on the Company's Weeks Island, North Turtle Bayou/Ramos, Thornwell, Kings Bayou, East Cameron Block 332 and South Timbalier Block 139 producing fields. Management anticipates that based on the current product price and production forecast, internal cash flow and borrowings under the Credit Facility should fully fund the remainder of the 1999 capital expenditure program. The level of capital expenditures for the 2000 exploration and development program has not been finally determined and will depend upon a variety of factors, including prevailing prices for oil and gas and our expectations as to future pricing and the level of cash flow from operations and the Company's other commitments. The Company currently anticipates funding the 2000 exploration and development program utilizing cash flow from operations, however, it will continue to review the options to finance a portion of the future exploration programs with additional third party financing.

C. M. THIBODAUX NO. 2. During late June, the C. M. Thibodaux No. 2 well experienced uncontrolled gas flows and a fire for a short period, which was capped with a diverting well head. A replacement well, the C. M. Thibodaux No. 3, has been completed and placed on production. The Company currently believes that it has adequate insurance coverage to minimize any economic losses and other damages arising out of these events.

DIVIDENDS. It is Company policy to retain its existing cash for reinvestment in its business, and therefore, does not anticipate that dividends will be paid with respect to the Common Stock in the foreseeable future. The Preferred Stock issued upon closing of the LOPI Transaction accrues an annual cash dividend of 4% of its stated value with the dividend ceasing to accrue incrementally on one-third of the shares of Preferred Stock on June 30, 2001, 2002 and 2003 so that no dividends will accrue on any shares of Preferred Stock after June 30, 2003. Dividends on the Preferred Stock aggregating $4.05 million were accrued for the first nine months of 1999, of which $1.35 million had been paid as of September 30, 1999.

STOCK RIGHTS AND RESTRICTIONS AGREEMENT. In light of the large ownership position issued to SLOPI in the LOPI Transaction and in recognition of both the Company's and SLOPI's desire that the Company function as an independent oil and gas company, the Company entered into a Stock Rights and Restrictions Agreement with SLOPI that define and limit SLOPI's and the Company's respective rights and obligations. These agreements will limit SLOPI's and its affiliates' control while protecting their interests in the context of certain extraordinary transactions by (i) allowing SLOPI to maintain representation on our Board of Directors, (ii) restricting SLOPI's and its affiliates' ability to effect certain business combinations with the Company or to propose certain business combinations with the Company, (iii) restricting the ability of SLOPI and its affiliates to sell certain portions of their shares of Common Stock and Preferred Stock, subject to certain exceptions designed to permit them to sell such shares over time and to sell such shares in the event of certain business combinations involving the Company, (iv) limiting SLOPI's and its affiliates' discretionary voting rights to 23% of the total voting shares, except with respect to certain extraordinary events and in situations in which the price of the Common Stock for a period of time has been less than $5.50 per share or the Company is in material breach of its obligations under the agreements governing the LOPI Transaction, (v) permitting SLOPI and its affiliates to purchase additional amounts of our securities in order to maintain a 21% beneficial ownership interest in our Common Stock or securities convertible into our Common Stock, (vi) extending certain statutory and corporate restrictions on business combinations applicable to SLOPI and its affiliates and (vii) obligating the Company, at its option, to issue a currently indeterminable number of additional shares of Common Stock in the future or pay cash in satisfaction of a make-whole provision contained in the Stock Rights and Restrictions Agreement in the event SLOPI receives less than approximately $10.52 per share on the sale of any Common Stock that is issuable upon conversion of the Preferred Stock. SLOPI currently is restricted from selling shares of Common Stock owned by it (including shares of common stock issued to it upon conversion of the Preferred Stock) until July 1, 2000. Beginning on July 1, 2000, SLOPI may sell 25% of the Common Stock owned by it and may sell an incremental 25% of the Common Stock owned by it each year until June 30, 2003, at which time it is free to sell any Common Stock owned by it. Although SLOPI's ability to sell all of the Common Stock issued to it upon conversion of the Preferred Stock is limited until July 1, 2003, in the event SLOPI could sell all Common Stock issued on conversion of the Preferred Stock at the market prices existing on September 30, 1999, the make-whole obligation would be approximately $74 million, which the Company may satisfy at our option in cash or Common Stock. Based upon current oil and natural gas prices and assuming such oil and natural gas prices continue, the Company believes sufficient cash resources from operating activities will be generated during the year 2000 to pay any make-whole obligations owed to Shell in cash rather than issue Common Stock, and believes it would make any such payments in cash assuming it is able to obtain the requisite waivers under the Credit Facility. This obligation could significantly dilute all holders of our Common Stock other than Shell, or significantly reduce the Company's ability to raise additional funds for exploration and development and the levels of its capital expenditures.

YEAR 2000

The Company is currently conducting a company-wide Year 2000 readiness program ("Y2K Program"). The Y2K Program is addressing the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000. Therefore, some computer hardware and software will need to be modified prior to the year 2000 to remain functional. It is believed that the Company's internal accounting and operating systems are substantially Year 2000 compliant.

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

The Company has completed the review of its IT equipment and systems and currently believes that the internal information and accounting systems are Year 2000 compliant, except for certain field software that is currently not believed to be material to its operations. The Company has tested an alternative solution for making such field software Year 2000 compliant.

The Company has completed the review of its non-IT equipment and systems. The Company believes such equipment and systems will not present any material Year 2000 issues. At present, the Company has not identified any non-IT equipment and systems that are not Year 2000 compliant that cannot be remedied or replaced at minimal cost.

The Company is in the process of assessing its third party Year 2000 issues during the remainder of 1999. The third party review initially consists of written inquiries to third party suppliers, subcontractors and customers requesting information and representations from such third parties as to their readiness for the Year 2000. The Company is in the process of circulating these responses and, based upon such responses, will determine the necessity for requesting additional information as appropriate. The Company believes it has alternative suppliers and product customers to mitigate material exposure if certain of its current suppliers and customers are determined not to be Year 2000 ready.

Management believes that it has taken reasonable steps in developing its Y2K Program. Notwithstanding these actions, there can be no assurance that all of the Company's Year 2000 issues or those of its key suppliers, subcontractors or customers will be resolved or addressed satisfactorily before the Year 2000 commences. If the key suppliers, subcontractors, customers and other third parties fail to address their Year 2000 issues, and there are no alternatives available to the Company, then the usual channels of supply and distribution could be disrupted, in which event it could experience a material adverse impact on its business, results of operations or financial position. In addition, although it is believed the internal planning efforts are adequate to address its internal Year 2000 concerns, there can be no assurances that the Company will not experience unanticipated negative consequences and material costs caused by undetected errors or defects in the technology used in its internal systems, which could have material adverse effect on its business, results of operations or financial condition. The Company currently is unable to estimate the most reasonably likely worst-case effects of the arrival of the year 2000 and currently does not have a contingency plan in place for any such unanticipated negative effects.

It is anticipated that the total costs related to the Year 2000 issue will not exceed $250,000, the majority of which will be incurred by the Company in 1999. To date, there have been no material deferments of other IT projects resulting from the work taking place on the Company's Y2K Program.

FORWARD-LOOKING INFORMATION

From time-to-time, the Company may make certain statements that contain "forward-looking" information as defined in the Private Securities Litigation Reform Act of 1995 and that involves risk and uncertainty. These forward-looking statements may include, but are not limited to exploration and seismic acquisition plans, anticipated results from current and future exploration prospects future capital expenditure plans, anticipated results from third party disputes and litigation, expectations regarding compliance with its credit facility, the anticipated results of wells based on logging data and production tests, future sales of production, earnings, margins, production levels and costs, market trends in the oil and natural gas industry and the exploration and development sector thereof, environmental and other expenditures and various business trends. Forward-looking statements may be made by management orally or in writing including, but not limited to, the Management's Discussion and Analysis of Financial Condition and Results of Operations section and other sections of the Company's filings with the Securities and Exchange Commission under the Securities Act of 1933 and the Securities Exchange Act of 1934.

Actual results and trends in the future may differ materially depending on a variety of factors including, but not limited to the following:

Changes in the price of oil and natural gas. The price the Company receives for its oil and natural gas production and the level of such production are subject to wide fluctuations and depend on numerous factors that it does not control, including seasonality, worldwide economic conditions, the condition of the United States economy (particularly the manufacturing sector), foreign imports, political conditions in other oil-producing and natural-gas-producing countries, the actions of the Organization of Petroleum Exporting Countries and domestic government regulation, legislation and policies. Material declines in the prices received for oil and natural gas could make the actual results differ from those reflected in the Company's forward-looking statements.

Operating Risks. The occurrence of a significant event for which the Company is not fully insured against could have a material adverse effect on its financial position and results of operations. Company operations are subject to all of the risks normally incident to the exploration for and the production of oil and natural gas, including uncontrollable flows of oil, natural gas, brine or well fluids into the environment (including groundwater and shoreline contamination), blowouts, cratering, mechanical difficulties, fires, explosions, unusual or unexpected formation pressures, pollution and environmental hazards, and other operating and productions risks such as title problems, weather conditions, compliance with government permitting requirements, shortages of or delays in obtaining equipment, reductions in product prices, limitations in the market for products, litigation and disputes in the ordinary course of business, each of which could result in damage to or destruction of oil and natural gas wells, production facilities or other property, or injury to persons. Although the Company maintains insurance coverage considered to be customary in the industry, it is not fully insured against certain of these risks either because such insurance is not available or because of high premium costs. The Company cannot predict if or when any such risks could affect it. The occurrence of a significant event for which the Company is not adequately insured could cause its actual results to differ from those reflected in our forward-looking statements.

Drilling Risks. The Company's decision to purchase, explore, develop or otherwise exploit a prospect or property will depend in part on the evaluation of data obtained through geophysical and geological analysis, production data and engineering studies, which are inherently imprecise. Therefore, the Company cannot be assured that all of its drilling activities will be successful or that it will not drill uneconomical wells. The occurrence of unexpected drilling results could cause the actual results to differ from those reflected in the Company's forward-looking statements.

Uncertainties in Estimating Reserves and Future Net Cash Flows. Reserve engineering is a subjective process of estimating the recovery from underground accumulations of oil and natural gas that cannot be measured in an exact manner, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgement. Reserve estimates are inherently imprecise and may be expected to change as additional information becomes available. There are numerous uncertainties inherent in estimating quantities and values of proved reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond our control. Because all reserve estimates are to some degree speculative, the quantities of oil and natural gas that the Company ultimately recover, production and operating costs, the amount and timing of future development expenditures and future oil and natural gas sales prices may differ from those assumed in these estimates. Significant downward revisions to it's existing reserve estimates could cause the actual results to differ from those reflected in the Company's forward-looking statements.

Year 2000. The risks related to the year 2000, and the dates on which the Company believes the Y2K Program will be completed, are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, or that there will not be a delay in, or increased costs associated with, the implementation of the Company's Y2K Program. Specific factors that might cause differences between the estimates and actual results include, but are not limited to, the availability and cost of personnel trained in these areas, the ability to locate and correct all relevant computer codes, timely responses to and corrections by third parties and suppliers, the ability to implement interfaces between the new systems and the systems not being replaced, and similar uncertainties. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third parties and the interconnection of global businesses, the Company cannot ensure the ability to timely and cost effectively resolve problems associated with the Year 2000 issue that may affect it's operations and business or expose it to third-party liability.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is currently exposed to market risk from hedging contracts changes and changes in interest rates. A discussion of the market risk exposure in financial instruments follows.

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


                                                                      Weighted Average             Fair Value at
                                                 Notional               Strike Price            September 30, 1999
                                                  Amount                ($ per unit)              (in thousands)
                                               -----------        -----------------------       ------------------
Oil (thousands of barrels):                                        Floor           Ceiling
                                                                  -------       ---------
October 1999 - June 2000                          1,918            $16.00         $24.00               $0

INTEREST RATES

The Company is subject to interest rate risk on its long-term fixed interest rate debt and variable interest rate borrowings. The Company's long-term borrowings primarily consist of borrowings under the Credit Facility and the $20 million principal of 9 1/2% Convertible Subordinated Notes due June 15, 2005. Since borrowings under the Credit Facility float with prevailing interest rates (except for the applicable interest period for Eurodollar loans), the carrying value of borrowings under the Credit Facility should approximate the fair market value of such debt. Changes in interest rates, however, will change the cost of borrowing. Assuming $250 million remains borrowed under the Credit Facility, the Company estimates its annual interest expense will change by $2.5 million for each 100 basis point change in the applicable interest rates utilized under the Credit Facility. Changes in interest rates would, assuming all other things being equal, cause the fair market value of debt with a fixed interest rate, such as the Notes, to increase or decrease, and thus increase or decrease the amount required to refinance the debt. The fair value of the Notes is dependent on prevailing interest rates and the Company's current stock price as it relates to the conversion price of $7.00 per share of its Common Stock.

                           PART II - OTHER INFORMATION


ITEM 1.       LEGAL PROCEEDINGS

C. M. THIBODAUX NO. 2

During late June 1999, the Company's C. M. Thibodaux No. 2 well experienced uncontrolled gas flows and a fire for a short period, which was capped with a diverting well head. A replacement well, the C. M. Thibodaux No. 3, has been completed and placed on production. The Company has determined that no material reserves have been lost. A class action lawsuit has been filed in the 15th Judicial District Court, Parish of St. Mary, Louisiana No. 104,204 "D", against various of the Company's operating subsidiaries as well as other third parties involved with the Company in drilling the well alleging various economic and environmental damage was caused by the negligence of the Company's operating subsidiaries and the other third party defendants. At this time, this lawsuit has not been served on the Company's subsidiaries or any of the other third party defendants. The Company does not believe that its actions were negligent with respect to the operation of the C. M. Thibodaux No. 2 or that there is any evidence of economic or environmental damage. The Company therefore intends to vigorously defend this lawsuit if it is pursued by the plaintiffs. In the event of an adverse determination, however, the Company believes that is has adequate insurance coverage to minimize any economic losses and other damages arising out of these events; and therefore, does not believe that these matters surrounding the C. M. Thibodaux No. 2 will have a material adverse effect on its financial condition or results of operation.

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

The Company is vigorously defending against Enron's claims and has reserved all of its rights for reimbursement against Shell if Enron's claims are successful. The Company believes that its is entitled to operate the referenced Louisiana properties and that Enron is not entitled to any of the Company's interest in wells that have been drilled in the Weeks Island Field. However, in the event of an adverse determination resulting in a monetary judgement or property losses as a result of Enron's claims with respect to the Weeks Island Field, the Company believes that it is entitled to indemnification or reimbursement from Shell under the agreements governing the Shell Transactions and have other rights and actions under common law and state and federal securities laws, and in this regard, the Company has filed suit against Shell to preserve these claims. The Company has agreed to release Shell and its affiliates from any claims against Shell that it may with respect to the Weeks Island Field in exchange for Shell's complete and unequivocal indemnity to the

Company for any award, judgement, declaration of title or settlement by Enron resulting from Enron's claims relating to all wells and reserves located in the Weeks Island Field. As a result of Shell's indemnity agreement, the Company currently does not believe the dispute with Enron will have a material adverse effect on its financial condition or results of operations.

Recently, the Company, Shell and Enron have entered into a Letter of Intent whereby the parties have tentatively agreed to resolve all claims and disputes, pending the execution of a Formal Settlement Agreement.

AMOCO LITIGATION

The Company previously filed an appeal relating to the decision of the federal district court in the Amoco litigation that was previously described in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. In connection with this appeal, the court entered a judgment aggregating against all parties including the Company. During the third quarter of 1999, the Company paid $5.8 million in final settlement of this litigation.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

         27.1     Financial Data Schedule.

(b) The Company filed no reports on Form 8-K during the third quarter of 1999.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                                  (Registrant)









Date:    November 12, 1999                      By: /s/ P. RICHARD GESSINGER
                                                   -----------------------------
                                                    P. Richard Gessinger
                                                    Executive Vice President and
                                                    Chief Financial Officer


                                                By: /s/ LLOYD V. DELANO
                                                    ----------------------------
                                                    Lloyd V. DeLano
                                                    Vice President
                                                    Chief Accounting Officer

                               INDEX TO EXHIBITS

       EXHIBIT
       NUMBER        DESCRIPTION
       -------       -----------
         27.1     Financial Data Schedule.