Form 10-Q
period 2000-03-31
MERIDIAN RESOURCE CORP
filed 2000-05-15
CIK 869369

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended: March 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________________ to _________________


                         Commission file number: 1-10671


                        THE MERIDIAN RESOURCE CORPORATION
             (Exact name of registrant as specified in its charter)


             TEXAS                                        76-0319553
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

             1401 ENCLAVE PARKWAY, SUITE 300, HOUSTON, TEXAS   77077
              (Address of principal executive offices)       (Zip Code)

        Registrant's telephone number, including area code: 281-597-7000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

Number of shares of common stock outstanding at May 12, 2000          46,666,201

                        THE MERIDIAN RESOURCE CORPORATION
                          QUARTERLY REPORT ON FORM 10-Q


                                      INDEX
                                                                              Page
                                                                             Number
                                                                             ------
PART I  -  FINANCIAL INFORMATION

   Item 1. Financial Statements

             Consolidated Statements of Operations (unaudited) for the
                 Three Months Ended March 31, 2000 and 1999                    3

             Consolidated Balance Sheets as of March 31, 2000 (unaudited)
                 and December 31, 1999                                         4

             Consolidated Statements of Cash Flows (unaudited) for the
                 Three Months Ended March 31, 2000 and 1999                    6

             Notes to Consolidated Financial Statements (unaudited)            7

   Item 2. Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                        9

   Item 3. Quantitative and Qualitative Disclosures about Market Risk         16

PART II  -  OTHER INFORMATION

   Item 1. Legal Proceedings                                                  17

   Item 6. Exhibits and Reports on Form 8-K                                   17

SIGNATURES                                                                    18

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (thousands of dollars, except per share information)
                                   (unaudited)


                                                  THREE MONTHS ENDED
                                                      MARCH 31,
                                                 2000           1999
                                               --------       --------
REVENUES:
  Oil and natural gas                            $ 47,930       $ 23,104
  Interest and other                                  131            202
                                                 --------       --------
                                                   48,061         23,306
                                                 --------       --------
OPERATING COSTS AND EXPENSES:
  Oil and natural gas operating                     4,425          4,170
  Severance and ad valorem taxes                    4,240          2,239
  Depletion and depreciation                       18,300         12,687
  General and administrative                        3,913          2,794
                                                 --------       --------
                                                   30,878         21,890
                                                 --------       --------
EARNINGS BEFORE INTEREST
  AND INCOME TAXES                                 17,183          1,416

OTHER EXPENSES:
  Interest expense                                  6,332          5,055
  Taxes on income                                      --             --
                                                 --------       --------
NET EARNINGS (LOSS)                                10,851         (3,639)

DIVIDENDS ON PREFERRED STOCK                        1,350          1,350
                                                 --------       --------
NET EARNINGS (LOSS) APPLICABLE
  TO COMMON STOCKHOLDERS                         $  9,501       $ (4,989)
                                                 ========       ========
NET EARNINGS (LOSS) PER SHARE:
  Basic                                          $   0.20       $  (0.11)
                                                 ========       ========
  Diluted                                        $   0.18       $  (0.11)
                                                 ========       ========
WEIGHTED AVERAGE NUMBER OF
           COMMON SHARES:
  Basic                                            46,456         45,817
                                                 ========       ========
  Diluted                                          64,120         45,817
                                                 ========       ========


                 See notes to consolidated financial statements.

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (thousands of dollars)
                                   (unaudited)


                                                             MARCH 31,    DECEMBER 31,
                                                               2000          1999
                                                             --------     ------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                  $  4,152       $  6,617
  Accounts receivable, less allowance for doubtful
    accounts $891 [2000] and $1,003 [1999]                     32,351         28,478
  Due from affiliates                                           1,196            165
  Prepaid expenses and other                                    1,255          1,234
                                                             --------       --------
              Total current assets                             38,954         36,494
                                                             --------       --------
PROPERTY AND EQUIPMENT:
  Oil and natural gas properties, full cost method
    (including $58,010,000 [2000] and
    $62,686,000 [1999] not subject to depletion)              937,420        916,495
  Land                                                            478            478
  Equipment                                                     9,410          8,737
                                                             --------       --------
                                                              947,308        925,710
  Accumulated depletion and depreciation                      507,503        489,203
                                                             --------       --------
                                                              439,805        436,507
                                                             --------       --------
OTHER ASSETS                                                    4,349          4,718
                                                             --------       --------
                                                             $483,108       $477,719
                                                             ========       ========


                 See notes to consolidated financial statements.

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (continued)
                             (thousands of dollars)
                                   (unaudited)


                                                                 MARCH 31,       DECEMBER 31,
                                                                   2000              1999
                                                                ----------       ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                              $   18,370        $   21,359
  Revenues and royalties payable                                     5,133             4,728
  Accrued liabilities                                               15,064            17,772
                                                                ----------        ----------
    Total current liabilities                                       38,567            43,859
                                                                ----------        ----------

LONG-TERM DEBT                                                     250,000           250,000
                                                                ----------        ----------
9 1/2% CONVERTIBLE SUBORDINATED NOTES                               20,000            20,000
                                                                ----------        ----------
STOCKHOLDERS' EQUITY:
  Preferred stock, $1.00 par value (25,000,000 shares
    authorized, 3,982,906 [2000 and
    1999] shares of Series A Cumulative
    Convertible Preferred Stock issued at stated value)            135,000           135,000
  Common stock, $0.01 par value (200,000,000 shares
    authorized, 46,666,201 [2000] and 46,409,980 [1999]
    issued)                                                            476               472
  Additional paid-in capital                                       275,467           274,298
  Accumulated deficit                                             (235,846)         (245,347)
  Unrealized loss on securities held for resale                       (185)             (185)
  Unamortized deferred compensation                                   (371)             (378)
                                                                ----------        ----------
Total stockholders' equity                                         174,541           163,860
                                                                ----------        ----------
                                                                $  483,108        $  477,719
                                                                ==========        ==========


                 See notes to consolidated financial statements.

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (thousands of dollars)
                                   (unaudited)


                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                                2000            1999
                                                              --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings (loss)                                           $ 10,851        $ (3,639)
Adjustments to reconcile net earnings (loss)
  to net cash provided by operating activities:
  Depletion and depreciation                                    18,300          12,687
  Amortization of other assets                                     322             487
  Non-cash compensation                                            395             437

Changes in assets and liabilities:
  Accounts receivable                                           (3,873)          4,124
  Due from affiliates                                           (1,031)           (437)
  Prepaid expenses and other                                       (21)           (932)
  Accounts payable                                              (2,989)         12,010
  Revenues and royalties payable                                   405          (3,533)
  Accrued liabilities and other                                 (1,923)        (11,127)
                                                              --------        --------
Net cash provided by operating activities                       20,436          10,077
                                                              --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Additions to property and equipment                          (22,212)        (25,425)
  Sale of property and equipment                                   614           3,244
                                                              --------        --------
Net cash used in investing activities                          (21,598)        (22,181)
                                                              --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from long-term debt                                   2,000          15,000
  Reductions in long-term debt                                  (2,000)         (5,042)
  Proceeds from issuance of common stock                            --             272
  Preferred dividends                                           (1,350)         (1,350)
  Additions to deferred loan costs                                  47            (917)
                                                              --------        --------
Net cash provided by financing activities                       (1,303)          7,963
                                                              --------        --------
NET CHANGE IN CASH AND CASH EQUIVALENTS                         (2,465)         (4,141)
  Cash and cash equivalents at beginning of period               6,617           9,478
                                                              --------        --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $  4,152        $  5,337
                                                              ========        ========


                 See notes to consolidated financial statements.

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.   BASIS OF PRESENTATION

The consolidated financial statements reflect the accounts of The Meridian Resource Corporation and its subsidiaries (the "Company") after elimination of all significant intercompany transactions and balances. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission.

The financial statements included herein as of March 31, 2000, and for the three month periods ended March 31, 2000 and 1999, are unaudited, and, in the opinion of management, the information furnished reflects all material adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented. Certain minor reclassifications of prior period statements have been made to conform to current reporting practices.

2.   DEBT

LONG-TERM DEBT

In May 1998, the Company amended and restated its credit facility with The Chase Manhattan Bank as Administrative Agent (the "Credit Facility") to provide for maximum borrowings, subject to borrowing base limitations, of up to $250 million. The borrowing base was reaffirmed on March 31, 2000, and was set at $250 million, with the next scheduled redetermination on September 20, 2000.

3.   COMMITMENTS AND CONTINGENCIES

LITIGATION

There are no material legal proceedings to which Meridian or any of its subsidiaries or partnerships is a party or by which any of its property is subject, other than ordinary and routine litigation incidental to the business of producing and exploring for crude oil and natural gas.

4.   EARNINGS PER SHARE
    (in thousands, except per share)

The following tables set forth the computation of basic and diluted net earnings
(loss) per share:


                                                               THREE MONTHS ENDED MARCH 31,
                                                               ----------------------------
                                                                  2000              1999
                                                               ----------        ----------
Numerator:
  Net earnings (loss)                                          $   10,851        $   (3,639)
  Less: Preferred dividend requirement                              1,350             1,350
                                                               ----------        ----------
  Net earnings (loss) used in per share calculation            $    9,501        $   (4,989)
Denominator:
  Denominator for basic net earnings (loss) per
       share - weighted-average shares outstanding                 46,456            45,817

Effect of potentially dilutive common shares:
  Convertible preferred stock                                      12,837               N/A
  Convertible subordinated notes                                    2,857                --
  Employee and director stock options                                 225               N/A
  Warrants                                                          1,745               N/A
                                                               ----------        ----------
  Denominator for diluted net earnings (loss) per
       share - weighted average shares outstanding
       and assumed conversions                                     64,120            45,817
                                                               ==========        ==========
Basic net earnings (loss) per share                            $     0.20        $    (0.11)
                                                               ==========        ==========
Diluted net earnings (loss) per share                          $     0.18        $    (0.11)
                                                               ==========        ==========


5.   SALE OF PROPERTIES

In an effort to reduce bank debt and increase liquidity, the Company announced on January 14, 2000, the initiation of a formal process to pursue the sale of certain non-strategic oil and gas properties located in south Louisiana, the Texas Gulf Coast and offshore in the Gulf of Mexico. The properties scheduled for sale accounted for approximately 20% of the Company's net average daily production, or approximately 30 Mmcfe per day. This process is on schedule with two of the fifteen packages closed and additional closings subject only to the negotiation of definitive purchase and sale agreements and due diligence. The two sales to date, approved by the banks, have permitted Meridian to improve company liquidity after reducing our Credit Facility and borrowing base to $239 million. There is no assurance that such additional closings will take place.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of Meridian's financial operations for the three months ended March 31, 2000 and 1999. The notes to the Company's consolidated financial statements included in this report, as well as our Annual Report on Form 10-K for the year ended December 31, 1999 (and the notes attached thereto), should be read in conjunction with this discussion.

GENERAL

BUSINESS ACTIVITIES. To date, Meridian's drilling activities have been focused in the Weeks Island Field, North Turtle Bayou/Ramos Field and Thornwell Field, each of which have contributed to the increase in our average daily production rates of 157.1 Mmcfe per day for the first quarter of 2000 over 132.8 Mmcfe per day for the fourth quarter of 1999 and 137.8 Mmcfe per day for the first quarter of 1999. We anticipate drilling activities in these three areas will comprise approximately 57% of our capital expenditure budget of $85 million. The remaining 43% of the year 2000 capital budget will be divided between the generation of new prospects and the drilling of approximately six additional wells in various other fields.

During the first quarter of 2000, we have completed and placed on production the Breaux No. 1 well in the North Turtle Bayou Field. This well is currently adding approximately 13 Mmcf per day to our current average daily production rate. In addition, we have drilled and completed four wells in the Weeks Island, South Thornwell and West Lake Verret fields that have also contributed to the increase in the daily average production rate for the first quarter of 2000. Currently, we are drilling and/or completing four additional wells in the South Thornwell and North Turtle Bayou fields. Meridian continues to focus its operating activities in the South Louisiana/Southeast Texas Gulf Coast Region. We have developed an asset base that enables us to explore and exploit our low risk drilling projects with its cash flow. The efforts to reduce our lifting costs have been highly successful and, along with the goal to reduce our debt, will remain an integral part of management's business plan.

We are proceeding with the sale of non-strategic assets as evidenced by our recently announced sale of properties. We are on schedule with the property sales. With the potential proceeds from the sale of oil and gas producing properties and excess cash flow from operations, we are committed to improving our working capital and reducing our debt.

The Company is currently in discussion with Shell regarding the Stock Rights and Restrictions Agreement to which Meridian and an affiliate of Shell are parties.

INDUSTRY CONDITIONS. Revenues, profitability and future growth rates of Meridian are substantially dependent upon prevailing prices for oil and natural gas. Oil and natural gas prices have been extremely volatile in recent years and are affected by many factors outside of our control. In this regard, average worldwide oil and natural gas prices have increased substantially from levels in early 1999. Our average oil price for the three months ended March 31, 2000, was $24.30 per barrel compared to $22.39 per barrel for the three months ended December 31, 1999, and $11.44 per barrel for the three months ended March 31, 1999. Our average natural gas price for the three months ended March 31, 2000, was $2.69 per MCF compared to $2.71 per MCF for the three months ended December 31, 1999, and $1.83 per MCF for the three months ended March 31, 1999. Fluctuations in prevailing prices for oil and natural gas have several important consequences to us, including affecting the level of cash flow received from our producing properties, the timing of exploration of certain prospects and our access to capital markets, which could impact our revenues, profitability and ability to maintain or increase our exploration and development program.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

OPERATING REVENUES. First quarter 2000 oil and natural gas revenues increased $24.8 million as compared to first quarter 1999 revenues, primarily due to production volumes increasing 16% and average commodity prices increasing 79%, both on a natural gas equivalent basis. The production increase is a direct result of new wells being placed on production during the last twelve months.

The following table summarizes the Company's operating revenues, production volumes and average sales prices for the three months ended March 31, 2000 and 1999:



                                               THREE MONTHS ENDED
                                                     MARCH 31,            2000        PERCENTAGE
                                             ---------------------      INCREASE       INCREASE
                                               2000         1999       (DECREASE)     (DECREASE)
                                             --------     --------     ----------     ----------
Production Volumes:

      Oil (Mbbl)                                1,140        1,044           96            9%
      Natural gas (Mmcf)                        7,505        6,109        1,396           23%
      MMCFE                                    14,347       12,373        1,974           16%

Average Sales Prices:
      Oil (per Bbl)                          $  24.30     $  11.44     $  12.86          112%
      Natural gas (per Mcf)                  $   2.69     $   1.83     $   0.86           47%
      MMCFE                                  $   3.34     $   1.87     $   1.47           79%

Operating Revenues (000's):
      Oil                                    $ 27,711     $ 11,943     $ 15,768          132%
      Natural gas                              20,219       11,161        9,058           81%
                                             --------     --------     --------     --------
      Total Operating Revenues               $ 47,930     $ 23,104     $ 24,826          107%
                                             ========     ========     ========     ========


OPERATING EXPENSES. Oil and natural gas operating expenses increased $0.2 million to $4.4 million for the three months ended March 31,2000, compared to $4.2 million for the same period in 1999. This increase was primarily due to the additional operating expenses related to increased production and the inclusion of new wells brought on production in the last twelve months. On an MCFE basis, operating expenses have decreased in the three months ended March 31, 2000, to $0.31 from $0.34 for the three months ended March 31, 1999. This reduction is primarily due to our efforts to reduce operating costs on our properties.

SEVERANCE AND AD VALOREM TAXES. Severance and ad valorem taxes increased $2.0 million to $4.2 million for the first quarter of 2000, compared to $2.2 million during the same period in 1999. Meridian's oil and natural gas production is primarily from southern Louisiana, and, therefore, is subject to Louisiana severance tax. The severance tax rates for Louisiana are 12.5% of gross oil revenues and $0.078 per Mcf for natural gas. Our first quarter increase of $2.0 million was primarily due to the increase in oil and natural gas production over the same period in 1999 and the 112% increase in the average sales price of oil over 1999.

DEPLETION AND DEPRECIATION. Depletion and depreciation expense increased $5.6 million during the first quarter of 2000 to $18.3 million from $12.7 million for the same period of 1999. This was primarily a result of the increase in production volumes in 2000 over 1999 levels and an increase in the depletion rate reflecting a rationalization of cost associated with the unevaluated portion of our full cost pool by $5 million and a decrease in new wells drilled during the first quarter of 2000.

GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense increased by $1.1 million to $3.9 million for three months ended March 31, 2000, compared to $2.8 million during the comparable period last year. This increase was primarily a result of increases in salaries, wages, other compensation and related employee costs due to an increased number of employees associated with the growth of the Company's asset base and producing properties related to the Shell properties acquisition and the development and exploitation opportunities associated with them and the 3-D seismic covering them.

INTEREST EXPENSE. Interest expense increased $1.3 million to $6.3 million during the first quarter of 2000 compared to $5.1 million in the comparable period in 1999. The increase is a result of additional borrowings to fund exploration activities of approximately $10 million under our credit facility and the issuance of the Subordinated Notes during June 1999.

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL. During the first quarter of 2000, Meridian's liquidity improved as capital expenditures were internally financed with cash from operations. As of March 31, 2000, we had a cash balance of $4.2 million and working capital of $0.4 million. This $7.7 million improvement in working capital confirms our intention to delever the balance sheet by using available cash flow to reduce payables and other debt.

CREDIT FACILITY. We entered into an amended and restated credit facility with The Chase Manhattan Bank as Administrative Agent (the "Credit Facility") to provide for maximum borrowings, subject to borrowing base limitations, of up to $250 million. The borrowing base was reaffirmed on March 31, 2000, and was set at $250 million, with the next scheduled redetermination set for September 20, 2000. Two successful property sales during the second quarter were approved by the banks and permitted Meridian to improve its liquidity and reduced the borrowing base to $239 million. Borrowings under the Credit Facility are secured by pledges of the outstanding capital stock of our subsidiaries and a mortgage of the offshore oil and natural gas properties and several onshore oil and natural gas properties. Borrowings under the Credit Facility mature on May 22, 2003.

The Credit Facility includes various restrictive covenants including an interest coverage ratio of 3.0 to 1.0, a minimum net worth requirement of approximately $82 million, and a total debt leverage ratio (based upon total indebtedness to 12-month trailing EBITDA) of 3.25 to 1.00 at December 31, 1999, and thereafter. Assuming that Meridian continues to be successful in the development and exploration program during the next 12 months, management believes that we will be able to comply with the Credit Facility covenants primarily due to the increase in production in addition to the positive effects of higher oil and natural gas prices; however, any declines in oil and natural gas commodity prices or unanticipated declines or delays in production may adversely affect the ability to comply with the Credit Facility covenants.

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

SHORT-TERM CREDIT FACILITY. The Company entered into a short-term committed line of credit with a commercial bank for $5 million which will expire on January 1, 2001. The interest rate is the prime rate plus 1%, and interest payments are due on the last day of March, June, September and December. It is renewable by mutual agreement of the parties. As of March 31, 2000, the full amount was available to be drawn.

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

CAPITAL EXPENDITURES. To date, Meridian's drilling activities have been focused in the Weeks Island Field, North Turtle Bayou/Ramos Field and Thornwell Field. We anticipate drilling activities in these three areas will comprise approximately 57% of our capital expenditure budget of $85 million. The remaining 43% of the year 2000 capital budget will be divided between the generation of new prospects and the drilling of approximately six additional wells in various other fields.

During the first quarter of 2000, we have completed and placed on production the Breaux No. 1 well in the North Turtle Bayou Field. In addition, we have drilled and completed four wells in the Weeks Island, South Thornwell and West Lake Verret fields. Currently, we are drilling and/or completing four additional wells in the South Thornwell and North Turtle Bayou fields. Capital expenditures during the three months ended March 31, 2000, consisted of $22.2 million for property and equipment primarily related to exploration and development of various prospects, including leases, seismic data acquisitions, and drilling and completion costs. Management expects the remaining $63 million budgeted for capital expenditures for 2000 to be primarily funded from cash flows from operations.

POTENTIAL SALE OF PROPERTIES. In an effort to reduce bank debt and increase liquidity, the Company announced on January 14, 2000, the initiation of a formal process to pursue the sale of certain non-strategic oil and gas properties located in south Louisiana, the Texas Gulf Coast and offshore in the Gulf of Mexico.

The properties scheduled for sale accounted for approximately 20% of the Company's net average daily production, or approximately 30 Mmcfe per day. This process is on schedule with two of the fifteen packages closed and additional closings subject only to the negotiation of definitive purchase and sale agreements and due diligence. The two sales to date, approved by the banks, have permitted Meridian to improve company liquidity after reducing our Credit Facility and borrowing base to $239 million. There is no assurance that such additional closings will take place.

DIVIDENDS. It is Company policy to retain its existing cash for reinvestment in its business, and therefore, does not anticipate that dividends will be paid with respect to the Common Stock in the foreseeable future. The Preferred Stock issued upon closing of the LOPI Transaction accrues an annual cash dividend of 4% of its stated value with the dividend ceasing to accrue incrementally on one_third of the shares of Preferred Stock on June 30, 2001, 2002 and 2003 so that no dividends will accrue on any shares of Preferred Stock after June 30, 2003. Dividends on the Preferred Stock aggregating $1.35 million were accrued for the first three months of 2000, of which none had been paid as of March 31, 2000.

STOCK RIGHTS AND RESTRICTIONS AGREEMENT. In light of the large ownership position issued to SLOPI in the LOPI Transaction and in recognition of both Meridian's and SLOPI's desire that Meridian functions as an independent oil and gas company, we entered into a Stock Rights and Restrictions Agreement with SLOPI that defines and limits our respective rights and obligations. This agreement will limit SLOPI's and its affiliates' control while protecting their interests in the context of certain extraordinary transactions by (i) allowing SLOPI to maintain representation on our Board of Directors, (ii) restricting SLOPI's and its affiliates' ability to effect certain business combinations with us or to propose certain business combinations with us, (iii) restricting the ability of SLOPI and its affiliates to sell certain portions of their shares of Common Stock and Preferred Stock, subject to certain exceptions designed to permit them to sell those shares over time and to sell those shares in the event of certain business combinations involving us, (iv) limiting SLOPI's and its affiliates' discretionary voting rights to 23% of the total voting shares, except with respect to certain extraordinary events and in situations in which the price of the Common Stock for a period of time has been less than $5.50 per share or we are in material breach of our obligations under the agreements governing the LOPI Transaction, (v) permitting SLOPI and its affiliates to purchase additional amounts of our securities in order to maintain a 21% beneficial ownership interest in our Common Stock or securities convertible into our Common Stock, (vi) extending certain statutory and corporate restrictions on business combinations applicable to SLOPI and its affiliates and (vii) obligating us, at our option, to either issue a currently indeterminable number of additional shares of Common Stock in the future or pay cash in satisfaction of a make-whole provision contained in the Stock Rights and Restrictions Agreement in the event SLOPI ultimately receives less than approximately $10.52 per share on the sale of any Common Stock that is issuable upon conversion of the Preferred Stock. SLOPI currently is restricted from selling shares of Common Stock owned by it until July 1, 2000. Unless an earlier sale of shares is requested by Shell, and approved by the Meridian Board of Directors, Shell can only sell shares of Common Stock under SEC Rule 144 or by requesting Meridian to permit the sale through one of eight registration rights granted to Shell for the period of its holding. Beginning on July 1, 2000, SLOPI may sell 25% of the Common Stock owned by it and may sell an incremental 25% of the Common Stock owned by it each year until June 30, 2004, at which time restrictions on sale under the Stock Rights and Restrictions Agreement will terminate.. SLOPI is prohibited from selling all of its Common Stock upon conversion of its Preferred Stock except as set out above. We are continuing our discussion with Shell concerning terms and conditions of the Stock Rights and Restrictions Agreement. However, in the event SLOPI decided to sell all of the Common Stock issued to it upon conversion of the Preferred Stock at market prices existing on March 31, 2000, the make-whole provisions would be approximately $21 million per year or a total of $85 million after the four years. Meridian may satisfy this provision at its election in cash or Common Stock. Based on oil and natural gas prices at March 31, 2000, and, assuming such oil and natural gas prices continue at or about those levels, we believe sufficient cash resources from operating activities will be generated during the year 2000 to pay any make-whole obligations owed to Shell in cash rather than issue Common Stock, and we believe it would make any such payments in cash assuming it is able to obtain the requisite waivers under the Credit Facility. This obligation could significantly dilute all holders of our Common Stock other than Shell, or significantly reduce our ability to raise additional funds for exploration and development.

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

Effective July 16, 1999, the Company entered into certain hedging contracts as summarized in the table below. The Notional Amount is equal to the total net volumetric hedge position of the Company during the periods. The positions effectively hedge approximately 56% of the Company's average first quarter oil production. The fair values of the hedge are based on the difference between the strike price and the New York Mercantile Exchange future prices for the applicable trading months of 2000.


                                                                   Weighted Average             Fair Value at
                                                    Notional         Strike Price               March 31, 2000
                                                     Amount          ($ per unit)               (in thousands)
                                                   -----------   -----------------------      -----------------
Oil (thousands of barrels):                                       Floor         Ceiling
                                                                 -------       ---------

April 2000 - June 2000                                 637       $ 16.00       $   24.00      $    (1,639)

INTEREST RATES

We are subject to interest rate risk on our long_term fixed interest rate debt and variable interest rate borrowings. Our long_term borrowings primarily consist of borrowings under the Credit Facility and the $20 million principal of 9 1/2% Convertible Subordinated Notes due June 18, 2005. Since borrowings under the Credit Facility float with prevailing interest rates (except for the applicable interest period for Eurodollar loans), the carrying value of borrowings under the Credit Facility should approximate the fair market value of such debt. Changes in interest rates, however, will change the cost of borrowing. Assuming $239 million remains borrowed under the Credit Facility, we estimate our annual interest expense will change by $2.4 million for each 100 basis point change in the applicable interest rates utilized under the Credit Facility. Changes in interest rates would, assuming all other things being equal, cause the fair market value of debt with a fixed interest rate, such as the Notes, to increase or decrease, and thus increase or decrease the amount required to refinance the debt. The fair value of the Notes is dependent on prevailing interest rates and our current stock price as it relates to the conversion price of $7.00 per share of our Common Stock.

                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

There are no material legal proceedings to which Meridian or any of its subsidiaries or partnerships is a party or by which any of its property is subject, other than ordinary and routine litigation incidental to the business of producing and exploring for crude oil and natural gas.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

         27.1   Financial Data Schedule.

(b) The Company filed no reports on Form 8-K during the first quarter of 2000.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
               --------------------------------------------------
                                  (Registrant)







Date:    May 15, 2000                        By:  /s/ P. RICHARD GESSINGER
                                                --------------------------------
                                                P. Richard Gessinger
                                                Executive Vice President and
                                                Chief Financial Officer


                                             By:  /s/ LLOYD V. DELANO
                                                --------------------------------
                                                Lloyd V. DeLano
                                                Vice President
                                                Chief Accounting Officer

                                 EXHIBIT INDEX


EXHIBT
NUMBER                   DESCRIPTION
-------                  -----------
 27.1                    Financial Data Schedule.