Form 10-Q
period 2000-06-30
MERIDIAN RESOURCE CORP
filed 2000-08-14
CIK 869369

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended: June 30, 2000

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

Number of shares of common stock outstanding at August 8, 2000       47,707,231

                        THE MERIDIAN RESOURCE CORPORATION
                          QUARTERLY REPORT ON FORM 10-Q



                                      INDEX

                                                                                      Page
                                                                                     Number
                                                                                     ------
PART I  -  FINANCIAL INFORMATION

    Item 1. Financial Statements

               Consolidated Statements of Operations (unaudited) for the
                  Three Months and Six Months Ended June 30, 2000 and 1999              3

               Consolidated Balance Sheets as of June 30, 2000 (unaudited)
                  and December 31, 1999                                                 4

               Consolidated Statements of Cash Flows (unaudited) for the
                  Six Months Ended June 30, 2000 and 1999                               6

               Notes to Consolidated Financial Statements (unaudited)                   7

    Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                   10

    Item 3. Quantitative and Qualitative Disclosures about Market Risk                  19


PART II  -  OTHER INFORMATION

    Item 1. Legal Proceedings                                                           20

    Item 4. Submission of Matters to a Vote of Security Holders                         20

    Item 6. Exhibits and Reports on Form 8-K                                            20


SIGNATURES                                                                              21

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (thousands of dollars, except per share information)
                                   (unaudited)

                                                   THREE MONTHS ENDED            SIX MONTHS ENDED
                                                        JUNE 30,                     JUNE 30,
                                             ---------------------------     -------------------------
REVENUES:                                        2000           1999            2000           1999
                                             ------------    -----------     ----------     ----------
     Oil and natural gas                     $     51,544    $    30,805     $   99,474     $  53,909
     Interest and other                               346            164            477            366
                                                   51,890         30,969         99,951         54,275
                                             ------------    -----------     ----------     ----------
OPERATING COSTS AND EXPENSES:
     Oil and natural gas operating                  4,289          4,046          8,714          8,216
     Severance and ad valorem taxes                 3,653          2,742          7,893          4,981
     Depletion and depreciation                    17,332         12,728         35,632         25,415
     General and administrative                     4,115          3,110          8,028          5,904
                                             ------------    -----------     ----------     ----------
                                                   29,389         22,626         60,267         44,516
                                             ------------    -----------     ----------     ----------
EARNINGS BEFORE INTEREST
     AND INCOME TAXES                              22,501          8,343         39,684          9,759
OTHER EXPENSES:
     Interest expense                               6,452          5,553         12,784         10,608
     Taxes on income                                -----          -----          -----          -----
                                             ------------    -----------     ----------     ----------
NET EARNINGS (LOSS)                                16,049          2,790         26,900          (849)
DIVIDENDS ON PREFERRED STOCK                        1,350          1,350          2,700          2,700
                                             ------------    -----------     ----------     ----------
NET EARNINGS (LOSS) APPLICABLE
     TO COMMON STOCKHOLDERS                  $     14,699    $     1,440     $   24,200     $  (3,549)
                                             ============    ===========     ==========     ==========
NET EARNINGS (LOSS) PER SHARE:
     Basic                                   $       0.31    $      0.03     $     0.52     $   (0.08)
                                             ============    ===========     ==========     ==========
     Diluted                                 $       0.25    $      0.03     $     0.43     $   (0.08)
                                             ============    ===========     ==========     ==========
WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES:
     Basic                                         46,668         45,862         46,562         45,839
                                             ============    ===========     ==========     ==========
     Diluted                                       65,204         48,323         64,662         45,839
                                             ============    ===========     ==========     ==========

                 See notes to consolidated financial statements.

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (thousands of dollars)
                                   (unaudited)

                                                                JUNE 30,            DECEMBER 31,
                                                                  2000                  1999
                                                             ---------------      ----------------
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                               $       33,670       $          6,617
     Accounts receivable, less allowance for doubtful
        accounts $891 [2000] and $1,003 [1999]                        30,778                28,478
     Due from affiliates                                                 880                   165
     Prepaid expenses and other                                          963                 1,234
                                                             ---------------      ----------------
                      Total current assets                            66,291                36,494
                                                             ---------------      ----------------
PROPERTY AND EQUIPMENT:
     Oil and natural gas properties, full cost method
        (including $43,172 [2000] and
        $62,686 [1999] not subject to depletion)                     932,072               916,495
     Land                                                                478                   478
     Equipment                                                        10,330                 8,737
                                                             ---------------      ----------------
                                                                     942,880               925,710
     Accumulated depletion and depreciation                          524,835               489,203
                                                             ---------------      ----------------
                                                                     418,045               436,507
                                                             ---------------      ----------------
OTHER ASSETS                                                           4,015                 4,718
                                                             ---------------      ----------------
                                                             $       488,351      $        477,719
                                                             ===============      ================

                 See notes to consolidated financial statements.

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (continued)
                             (thousands of dollars)
                                   (unaudited)

                                                                JUNE 30,            DECEMBER 31,
                                                                  2000                  1999
                                                             ---------------      ----------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable                                         $        15,475       $        21,359
    Revenues and royalties payable                                     6,081                 4,728
    Accrued liabilities                                               17,937                17,772
                                                             ---------------      ----------------
        Total current liabilities                                     39,493                43,859
                                                             ---------------      ----------------

LONG-TERM DEBT                                                       239,000               250,000
                                                             ---------------      ----------------

9 1/2% CONVERTIBLE SUBORDINATED NOTES                                 20,000                20,000
                                                             ---------------      ----------------

STOCKHOLDERS' EQUITY:
    Preferred stock, $1.00 par value (25,000,000 shares
        authorized, 3,982,906 [2000 and
        1999] shares of Series A Cumulative
        Convertible Preferred Stock issued at stated value)          135,000               135,000
    Common stock, $0.01 par value (200,000,000 shares
        authorized, 46,707,231 [2000] and
        46,409,980 [1999] issued)                                        478                   472
    Additional paid-in capital                                       276,084               274,298
    Accumulated deficit                                             (221,147)             (245,347)
    Unrealized loss on securities held for resale                       (185)                 (185)
    Unamortized deferred compensation                                   (372)                 (378)
                                                             ---------------      ----------------
Total stockholders' equity                                           189,858               163,860
                                                             ---------------      ----------------
                                                             $       488,351       $       477,719
                                                             ===============      ================

                 See notes to consolidated financial statements.

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (thousands of dollars)
                                   (unaudited)

                                                                         SIX MONTHS ENDED
                                                                             JUNE 30,
                                                                 ---------------------------------
                                                                     2000                1999
                                                                 -------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)                                              $      26,900       $        (849)
Adjustments to reconcile net earnings (loss) to net cash
    provided by operating activities:
    Depletion and depreciation                                          35,632              25,415
    Amortization of other assets                                           646                 609
    Non-cash compensation                                                1,796               1,033
Changes in assets and liabilities:
    Accounts receivable                                                 (2,300)              6,391
    Due from affiliates                                                   (715)              3,158
    Prepaid expenses and other                                             273              (2,284)
    Accounts payable                                                    (5,884)              8,106
    Revenues and royalties payable                                       1,353              (1,400)
    Accrued liabilities and other                                          165              (8,102)
                                                                 -------------      --------------
Net cash provided by operating activities                               57,866              32,077
                                                                 -------------      --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property and equipment                                (42,315)            (55,490)
    Sale of property and equipment                                      25,145               9,546
                                                                 -------------      --------------
Net cash used in investing activities                                  (17,170)            (45,944)
                                                                 -------------      --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from long-term debt                                         2,000              35,000
    Reductions in long-term debt                                       (13,000)            (10,084)
    Preferred dividends                                                 (2,700)             (2,700)
    Additions to deferred loan costs                                        57                (941)
                                                                 -------------      --------------
Net cash provided (used) in financing activities                       (13,643)             21,275
                                                                 -------------      --------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                 27,053               7,408
    Cash and cash equivalents at beginning of period                     6,617               9,478
                                                                 -------------      --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $      33,670       $      16,886
                                                                 =============      ==============

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

The financial statements included herein as of June 30, 2000, and for the three and six month periods ended June 30, 2000 and 1999, are unaudited, and, in the opinion of management, the information furnished reflects all material adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented. Certain minor reclassifications of prior period statements have been made to conform to current reporting practices.

2.      DEBT

LONG-TERM DEBT

In May 1998, the Company amended and restated its credit facility with The Chase Manhattan Bank as Administrative Agent (the "Credit Facility") to provide for maximum borrowings, subject to borrowing base limitations, of up to $250 million. The borrowing base was reaffirmed on March 31, 2000, and was set at $250 million, with the next scheduled redetermination on September 20, 2000. Due to the property sales of $24.7 million during the second quarter of 2000, $11 million was applied to the Company's Credit Facility; correspondingly, the borrowing base was reduced to $239 million.

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

4.      EARNINGS PER SHARE
        (in thousands, except per share)

The following tables set forth the computation of basic and diluted net earnings
(loss) per share:

                                                                   THREE MONTHS ENDED JUNE 30,
                                                              ----------------------------------
                                                                  2000                 1999
                                                              -------------        -------------
Numerator:
    Net earnings (loss)                                       $      16,049        $       2,790
    Less: Preferred dividend requirement                              1,350                1,350
                                                              -------------        -------------
    Net earnings (loss) used in per share calculation         $      14,699        $       1,440
Denominator:
    Denominator for basic net earnings (loss) per
        share - weighted-average shares outstanding                  46,668               45,862
Effect of potentially dilutive common shares:
    Convertible preferred stock                                      12,837                  N/A
    Convertible subordinated notes                                    2,857                -----
    Employee and director stock options                                 949                  893
    Warrants                                                          1,893                1,562
                                                              -------------        -------------
    Denominator for diluted net earnings (loss) per
        share - weighted-average shares outstanding
        and assumed conversions                                      65,204               48,323
                                                              =============        =============
Basic net earnings (loss) per share                           $        0.31        $        0.03
                                                              =============        =============
Diluted net earnings (loss) per share                         $        0.25        $        0.03
                                                              =============        =============

                                                                   SIX MONTHS ENDED JUNE 30,
                                                              ----------------------------------
                                                                  2000                 1999
                                                              -------------        -------------
Numerator:
    Net earnings (loss)                                       $      26,900        $        (849)
    Less: Preferred dividend requirement                              2,700                2,700
                                                              -------------        -------------
    Net earnings (loss) used in per share calculation         $      24,200        $      (3,549)
Denominator:
    Denominator for basic net earnings (loss) per
        share - weighted-average shares outstanding                  46,562               45,839
Effect of potentially dilutive common shares:
    Convertible preferred stock                                      12,837                  N/A
    Convertible subordinated notes                                    2,857                -----
    Employee and director stock options                                 587                  N/A
    Warrants                                                          1,819                  N/A
                                                              -------------        -------------
    Denominator for diluted net earnings (loss) per
        share - weighted-average shares outstanding
        and assumed conversions                                      64,662               45,839
                                                              =============        =============
Basic net earnings (loss) per share                           $        0.52        $       (0.08)
                                                              =============        =============
Diluted net earnings (loss) per share                         $        0.43        $       (0.08)
                                                              =============        =============

5.      SALE OF PROPERTIES

To reduce bank debt and increase liquidity, the Company announced on January 14, 2000, the initiation of a formal process to pursue the sale of certain non-strategic oil and gas properties located in south Louisiana, the Texas Gulf Coast and offshore in the Gulf of Mexico. The selected properties represented about 88 Bcfe, or approximately 24% of the Company's 365 Bcfe in reserves. As of June 30, 2000, six transactions have been closed, covering a net total of 15.3 Bcfe for a total of $24.7 million, or an average price of $1.61 Mcfe, $11 million of which was used to reduce bank debt in the second quarter. Additional sales are being negotiated, with the next package representing 14.5 Bcfe scheduled to close on or about August 28, 2000, and another property sale representing 22.7 Bcfe with a scheduled close date of around September 15, 2000. There is no assurance that such additional closings will take place or that the prices realized on any such sales will be comparable to previous property sales. In addition, the Company may elect to retain several properties if the expected revenue generated from continued operations exceeds the value of the offer.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of Meridian's financial operations for the three and six months ended June 30, 2000 and 1999. The notes to the Company's consolidated financial statements included in this report, as well as our Annual Report on Form 10-K for the year ended December 31, 1999 (and the notes attached thereto), should be read in conjunction with this discussion.

GENERAL

BUSINESS ACTIVITIES. During the second quarter, Meridian's drilling activities have been focused in the Weeks Island Field, North Turtle Bayou/Ramos Field, Thornwell Field, Turtle Bayou Field and South Timbalier Block 139. Each of these fields has contributed to the 12% increase in our net average daily production rates of 153.7 MMcfe per day for the first six months of 2000 as compared to
137.1 MMcfe per day for the first six months of 1999 and 149.4 MMcfe per day as scheduled on the year end reserve report.

During the first six months of 2000, we have completed and placed on production nine of eleven wells drilled in the Weeks Island, North Turtle Bayou, South Thornwell and West Lake Verret fields, which contributed to the increase in the daily average production rate.

Approximately $24.5 million of the 2000 capital budget was spent on drilling and workover activities during the first six months, which substantially replaced the reserves produced during the period. Of the capital expenditures made during the first six months, approximately 39% was for land, seismic, geological and geophysical development of future projects to support the Company's growth.

The Company expanded workover activities beyond the reserve report operations (as reported on 12/31/99) to take advantage of high commodity prices. Our strategy to blend exploration drilling activities with high- confidence workover and development projects selected from our broad asset inventory added to our daily production during a high commodity price environment. This strategy brought on production sooner than the drilling of deep, higher risk exploration wells. The workover additions came from our key producing fields, primarily West Lake Verret, Weeks Island, and Good Hope.

The balance of $43 million of the $85 million capital expenditure budget will be spent primarily on 10 prospects, including both exploration and development wells with an emphasis on low risk exploration in the Company's North Turtle Bayou/Ramos Field, Weeks Island Field, and Oakley Field area, a newly developed exploration play. Two exploration wells (Tex Emma No. 1 and Avoca No. 5-1), which were scheduled for drilling during mid-to-late fourth quarter have been accelerated for the mid-third quarter and are anticipated to begin drilling August 21 and September 1, respectively. Development wells in both North Turtle Bayou and Weeks Island will be drilled during the second half of 2000.

Meridian's drilling activities, combined with strong commodity prices and reduced lifting costs, have resulted in increased profitability. Earnings increased from $1.4 million during the second quarter of 1999 to $14.6 million in the second quarter of 2000. We believe we have a competitive advantage created by our dominant acreage and seismic positions in our niche region of south Louisiana. In addition, our technical team is focused and disciplined in screening drilling prospects, which results in fewer, but larger-potential, projects that form the basis of our future growth. We have developed a strong asset base, generally covered by 3-D seismic, that enables us to utilize internal funding for exploration and development activities. This asset base gives Meridian financial flexibility and reduces our dependence on external funding to finance future high-potential, low-risk drilling projects. Our efforts to reduce our lifting costs have also been successful, resulting in a reduction in costs from $0.33/Mcfe during the first six months of 1999 to $0.31/Mcfe for the first six months of 2000. These efforts to reduce costs, along with our goal to reduce debt, will remain an integral part of management's business plan.

We are proceeding with the sale of non-strategic assets announced in January 2000, and have closed six transactions to date (see Liquidity and Capital Resources, Potential Sale of Properties). The property sales that have closed since January 2000 included a total of approximately 11 MMcfe in daily production; however, since the transactions were closed at various times during the quarter, the net reduction on the quarterly production rates from the first quarter 2000 to the second quarter was 5.4 MMcfe per day. When viewed from a year over year perspective, production rates in the second quarter of 2000 are up 9% from the second quarter of 1999. In comparing the first quarter of 2000 to the second quarter, however, the tradeoff between sales proceeds and slightly reduced production becomes more apparent, with a change in production rates from 157 MMcfe per day in the first quarter of 2000 to 150 MMcfe per day in the second quarter.

INDUSTRY CONDITIONS. Revenues, profitability and future growth rates of Meridian are substantially dependent upon prevailing prices for oil and natural gas. Oil and natural gas prices have been extremely volatile in recent years and are affected by many factors outside of our control. In this regard, average worldwide oil and natural gas prices have increased substantially from levels in early 1999. Our average oil price for the three months ended June 30, 2000, was $24.24 per barrel compared to $24.30 per barrel for the three months ended March 31, 2000, and $15.87 per barrel for the three months ended June 30, 1999. Our average oil price for the six months ended June 30, 2000, was $24.27 per barrel compared to $13.73 per barrel for the six months ended June 30, 1999. Our average natural gas price for the three months ended June 30, 2000, was $3.57 per Mcf compared to $2.69 per Mcf for the three months ended March 31, 2000, and $2.28 per Mcf for the three months ended June 30, 1999. Our average natural gas price for the six months ended June 30, 2000, was $3.13 per Mcf compared to $2.04 per Mcf for the six months ended June 30, 1999.

Meridian no longer has any oil collar agreements in place and has not entered into any agreements that fix the price of natural gas, opening the way for the Company to take advantage of the current strength in commodity prices, which should result in higher net prices going forward. Fluctuations in prevailing prices for oil and natural gas have several important consequences to us, including affecting the level of cash flow received from our producing properties, the timing of exploration of certain prospects, and our access to capital markets, which could impact our revenues, profitability and ability to maintain or increase our exploration and development program.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000, COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

OPERATING REVENUES. Second quarter 2000 oil and natural gas revenues increased $20.7 million as compared to second quarter 1999 revenues, primarily due to production volumes increasing 9% and average commodity prices increasing 53%, both on a natural gas equivalent basis. The production increase, net of reductions from property sales and natural declines, was a direct result of new wells being placed on production and an aggressive work over program during the last twelve months.

The following table summarizes the Company's operating revenues, production volumes and average sales prices for the three months ended June 30, 2000 and 1999:

                                 THREE MONTHS ENDED
                                       JUNE 30,            2000     PERCENTAGE
                              -----------------------     INCREASE   INCREASE
                                  2000         1999      (DECREASE) (DECREASE)
                              ----------    ---------    ----------  --------
Production Volumes:
    Oil (Mbbl)                     1,018        1,120          (102)     (9%)
    Natural gas (MMcf)             7,519        5,728         1,791      31%
    MMcfe                         13,627       12,448         1,179      9%

Average Sales Prices:
    Oil (per Bbl)             $    24.24    $   15.87    $     8.37      53%
    Natural gas (per Mcf)     $     3.57    $    2.28    $     1.29      57%
    MMcfe                     $     3.78    $    2.47    $     1.31      53%

Operating Revenues (000's):
    Oil                       $   24,673    $  17,771    $    6,902      39%
    Natural gas                   26,871       13,034        13,837     106%
                              ----------    ---------    ----------
    Total Operating Revenues  $   51,544    $  30,805    $   20,739      67%
                              ==========    =========    ==========

OPERATING EXPENSES. Oil and natural gas operating expenses increased $0.3 million to $4.3 million for the three months ended June 30, 2000, compared to $4.0 million for the same period in 1999. This increase was primarily due to the additional operating expenses related to increased production and the inclusion of new wells brought on production in the previous twelve months. On an Mcfe basis, operating expenses have decreased in the three months ended June 30, 2000, to $0.31 from $0.33 for the three months ended June 30, 1999. This reduction is primarily due to our efforts to reduce operating costs on our properties.

SEVERANCE AND AD VALOREM TAXES. Severance and ad valorem taxes increased $0.9 million to $3.6 million for the second quarter of 2000, compared to $2.7 million during the same period in 1999. Meridian's oil and natural gas production is primarily from southern Louisiana, and is therefore subject to Louisiana severance tax. The severance tax rates for Louisiana are 12.5% of gross oil revenues and $0.078 per Mcf for natural gas. Our second quarter increase of $0.9 million was primarily due to the increase in natural gas production compared to the same period in 1999 and the 53% increase in the average sales price of oil over 1999.

DEPLETION AND DEPRECIATION. Depletion and depreciation expense increased $4.6 million during the second quarter of 2000 to $17.3 million from $12.7 million for the same period of 1999. This was primarily a result of the increase in production volumes in 2000 over 1999 levels and an increase in the depletion rate reflecting the movement of $15 million from the unevaluated costs to the full cost pool subject to depletion.

GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense increased by $1.0 million to $4.1 million for three months ended June 30, 2000, compared to $3.1 million during the comparable period last year. This increase was primarily a result of our expanded exploration and production activities; costs included additional salaries, wages, other compensation, and related employee expenses.

INTEREST EXPENSE. Interest expense increased $0.9 million to $6.5 million during the second quarter of 2000 compared to $5.6 million in the comparable period in 1999. The increase is primarily a result of the issuance of the Subordinated Notes during June 1999 and due to the Federal Reserve Bank's increase in over all interest rate over the last twelve months has lead to an increase in the average interest rates on the credit facility, partially offset by a decrease of $11 million under our credit facility during the quarter.

SIX MONTHS ENDED JUNE 30, 2000, COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

OPERATING REVENUES. Oil and natural gas revenues during the six months ended June 30, 2000, increased $45.6 million as compared to revenues during the six months ended June 30, 1999, due to production volumes increasing by 13% and average sales prices increasing 64%, both on a natural gas equivalent basis. The production increase, net of reductions from property sales and natural declines, was a direct result of the inclusion of new wells being placed on production and an aggressive work over program during the previous twelve months.

The following table summarizes production volumes, average sales prices and gross revenues for the six months ended June 30, 2000 and 1999.

                                              SIX MONTHS ENDED                       2000
                                                   JUNE 30,             2000      PERCENTAGE
                                         ------------------------     INCREASE     INCREASE
                                            2000          1999       (DECREASE)   (DECREASE)
                                         ----------    ----------    -----------  -----------
Production Volumes:
    Oil (Mbbl)                                2,158         2,164            (6)     -----
    Natural gas (MMcf)                       15,024        11,837          3,187      27%
    MMcfe                                    27,974        24,821          3,153      13%

Average Sales Prices:
    Oil (Bbl)                            $    24.27    $    13.73    $    10.54       77%
    Natural gas (Mcf)                    $     3.13    $     2.04    $     1.09       53%
    MMcfe                                $     3.56    $     2.17    $     1.39       64%

Gross Revenues (000's):
    Oil                                  $   52,384    $   29,714    $   22,670       76%
    Natural gas                              47,090        24,195         22,895      95%
                                         ----------    ----------    -----------
        Total                            $   99,474    $   53,909    $   45,565       85%
                                         ==========    ==========    ===========

OPERATING EXPENSES. Oil and natural gas operating expenses increased $0.5 million to $8.7 million for the six months ended June 30, 2000, compared to $8.2 million for the six months ended June 30, 1999. This increase was primarily the result of the inclusion of new wells brought on production in the last year. However, on a Mcfe basis, operating expenses were down to $0.31 per Mcfe for the first half of 2000 compared to $0.33 per Mcfe for the comparable period last year. This reduction reflects the results of a cost reduction program that we implemented to reduce the operating costs on our properties.

SEVERANCE AND AD VALOREM TAXES. Severance and ad valorem taxes increased $2.9 million to $7.9 million for the six months ended June 30, 2000, compared to $5.0 million for the six months ended June 30, 1999. This increase is largely attributable to the increase in natural gas production over the same period in 1999 and the 77% increase in the average sales price of oil over 1999. Meridian's production is primarily from southern Louisiana, and, therefore, is subject to a tax rate of 12.5% of gross oil revenues and $0.078 per Mcf for natural gas.

DEPLETION AND DEPRECIATION. Depletion and depreciation expense increased $10.2 million to $35.6 million during the first six months of 2000 from $25.4 million from the same period last year. This increase was primarily a result of the 13% increase in production on an Mcfe basis over the comparable period in 1999 and an increase in the depletion rate reflecting the movement of $20 million from the unevaluated to the full cost pool subject to depletion.

GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense increased $2.1 million to $ 8.0 million for the first six months of 2000 compared to $5.9 million during the first six months of 1999. This increase was primarily a result of our expanded exploration and production activities; costs included additional salaries, wages and other compensation and related employee expenses.

INTEREST EXPENSE. Interest expense increased $2.2 million to $12.8 million during the first six months of 2000 compared to $10.6 million during the comparable period of 1999. The increase is primarily a result of the issuance of the Subordinated Notes in June 1999, and due to the Federal Reserve Bank's increase in overall interest rates has lead to an increase in the average interest rate on the credit facility.

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL. During the second quarter of 2000, Meridian's liquidity improved significantly. Capital expenditures were internally financed from the Company's cash flow generated from operations. As of June 30, 2000, we had a cash balance of $33.7 million and working capital of $26.8 million.

This improvement in working capital demonstrates our commitment to de-levering the balance sheet by using available cash flow to reduce payables and other debt. We have effectively reduced trade debt and have held spending to budgeted amounts. Our strategy is to grow the Company prudently, taking advantage of the strong asset base built over the years (including seismic, acreage and the acquisitions of the Shell and Cairn properties) to add reserves through the drill bit while maintaining a disciplined approach to costs. We plan to allocate excess cash to two key areas, accelerating drilling where it is most promising and repurchasing the Shell preferred and common stock (see Stock Rights and Restrictions Agreement).

CREDIT FACILITY. We entered into an amended and restated credit facility with The Chase Manhattan Bank as Administrative Agent (the "Credit Facility") to provide for maximum borrowings, subject to borrowing base limitations, of up to $250 million. The borrowing base was reaffirmed on March 31, 2000, and was set at $250 million, with the next scheduled redetermination set for September 20, 2000. Due to the property sales during the second quarter of 2000 the borrowing base was reduced to $239 million. Borrowings under the Credit Facility are secured by pledges of the outstanding capital stock of our subsidiaries and a mortgage of the offshore oil and natural gas properties and several onshore oil and natural gas properties. The Credit Facility contains various restrictive covenants, including certain minimum financial ratios and restrictions on cash dividends. Borrowings under the Credit Facility mature on May 22, 2003.

Under the Credit Facility, as amended, the Company may secure either (i) an alternative base rate loan that bears interest at a rate per annum equal to the greater of the administrative agent's prime rate, a certificate of deposit based rate or a federal funds based rate plus 0.25% to 1.0% or (ii) a Eurodollar base rate loan that bears interest, generally, at a rate per annum equal to the London interbank offered rate plus 1.25% to 2.5%, depending on the ratio of the aggregate outstanding loans and letters of credit to the borrowing base. The Credit Facility also provides for commitment fees ranging from 0.3% to 0.5% per annum.

SHORT-TERM CREDIT FACILITY. The Company entered into a short-term committed line of credit with a commercial bank for $5 million which will expire on January 1, 2001. The interest rate is the prime rate plus
1%, and interest payments are due on the last day of March, June, September and December. It is renewable by mutual agreement of the parties. The line of credit also provides for commitment fees of 0.5% per annum.

As of June 30, 2000, the full amount was available to be drawn.

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

CAPITAL EXPENDITURES. Approximately $24.5 million of the 2000 capital budget was spent on drilling and workover activities during the first six months, which substantially replaced the reserves produced during the period. Of the capital expenditures made during the first six months, approximately 39% was for land, seismic, geological and geophysical development of future projects to support the Company's growth.

The Company expanded workover activities beyond the reserve report operations (as reported on 12/31/99) to take advantage of high commodity prices. Our strategy to blend exploration drilling activities with high- confidence workover and development projects selected from our broad asset inventory added to our daily production during a high commodity price environment. This strategy brought on production sooner than the drilling of deep, higher risk exploration wells. The workover additions came from our key producing fields, primarily West Lake Verret, Weeks Island, and Good Hope.

The balance of $43 million of the $85 million capital expenditure budget will be spent primarily on 10 prospects, including both exploration and development wells with an emphasis on low risk exploration in the Company=s North Turtle Bayou / Ramos Field, Weeks Island Field, and Oakley Field area, a newly developed exploration play. Two exploration wells (Tex Emma No. 1 and Avoca No. 5-1), which were scheduled for drilling during mid-to-late fourth quarter have been accelerated for the mid-third quarter and are anticipated to begin drilling August 21 and September 1, respectively. Development wells in both North Turtle Bayou and Weeks Island will be drilled during the second half of 2000.

POTENTIAL SALE OF PROPERTIES. To reduce bank debt and increase liquidity, the Company announced on January 14, 2000, the initiation of a formal process to pursue the sale of certain non-strategic oil and gas properties located in south Louisiana, the Texas Gulf Coast and offshore in the Gulf of Mexico. The selected properties represented about 88 Bcfe, or approximately 24% of the Company's 365 Bcfe in reserves. As of June 30, 2000, six transactions have been closed, covering a net total of 15.3 Bcfe for a total of $24.7 million, or an average price of $1.61 Mcfe, $11 million of which was used to reduce bank debt in the second quarter. Additional sales are being negotiated, with the next package representing 14.5 Bcfe scheduled to close on or about August 28, 2000 and another property sale representing 22.7 Bcfe with a scheduled close date of around September 15, 2000. There is no assurance that such additional closings will take place or that the prices realized on any such sales will be comparable to previous property sales. In addition, the Company may elect to retain several properties if the expected revenue generated from continued operations exceeds the value of the offer.

STOCK RIGHTS AND RESTRICTIONS AGREEMENT. In June of 1998, Meridian acquired substantially all of Shell's onshore south Louisiana oil and gas properties. In consideration of the purchase, Meridian issued to Shell Louisiana Onshore Properties, Inc. ("SLOPI"), 12.1 million shares of Common Stock plus Preferred Stock with a stated value of $135 million. The terms of the original Stock Rights and Restrictions Agreement allowed for the conversion of the Preferred Stock into Common Stock at any time and beginning July 1, 2000, the potential for 25% of Shell's common stock holdings to be sold per year each subsequent year.

Meridian and SLOPI, on July 18, 2000, announced the signing of a definitive agreement granting Meridian an option to repurchase all of the outstanding shares of Meridian Preferred Stock (convertible into 12.8 million shares of Common Stock), plus six million shares of Meridian Common Stock, for an aggregate cash price of $114 million. The "Option and Standstill Agreement" is exercisable in a single transaction through January 31, 2001. As consideration for the option, Meridian has issued Shell one million shares of Meridian Common Stock. If Meridian exercises the option, Shell will remain Meridian's largest shareholder, with approximately 7.1 million shares of Common Stock. The agreement is intended to benefit all shareholders, both by potentially reducing the number of outstanding shares and by eliminating the uncertainty resulting from the unknown amount of dilution related to the "make whole" provision of the Preferred Stock. We believe that exercise of the option will simplify our capital structure.

If the option is exercised, we would expect to finance the transaction using cash on hand, internal cash flow, proceeds from previously announced property sales, and, if necessary, borrowings under the Company's bank facility or other capital market transactions, including the sale of Common Stock. To provide maximum flexibility in financing the stock buyback option, we have filed a shelf registration with the Securities and Exchange Commission. The shelf registration permits issuance of equity or debt securities. We do not expect that exercising this option will impact the 2000 capital spending budget of $85 million, which was established at the beginning of this year, nor our capital spending plans for 2001.

DIVIDENDS. It is Meridian's policy to retain its existing cash for reinvestment in its business, and therefore, we do not anticipate paying dividends with respect to the Common Stock in the foreseeable future. The Preferred Stock accrues an annual cash dividend of 4% of its stated value with the dividend ceasing to accrue incrementally on one-third of the shares of Preferred Stock on June 30, 2001, 2002 and 2003, so that no dividends will accrue on any shares of Preferred Stock after June 30, 2003. Dividends on the Preferred Stock aggregating $2.7 million were accrued for the first six months of 2000, of which none had been paid as of June 30, 2000.

FORWARD-LOOKING INFORMATION

From time to time, we may make certain statements that contain "forward-looking" information as defined in the Private Securities Litigation Reform Act of 1995 and that involve risk and uncertainty. These forward- looking statements may include, but are not limited to exploration and seismic acquisition plans; anticipated results from current and future exploration prospects; future capital expenditure plans; anticipated results from third party disputes and litigation; expectations regarding compliance with our credit facility; the ability to raise sufficient public and/or private capital and terms thereof; the anticipated results of wells based on logging data and production tests; future sales of production; earnings, margins, production levels and costs; market trends in the oil and natural gas industry and the exploration and development sector thereof; environmental and other expenditures; and various business trends. Forward-looking statements may be made by management orally or in writing including, but not limited to, the Management's Discussion and Analysis of Financial Condition and Results of Operations section and other sections of our filings with the Securities and Exchange Commission under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended.

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

Operating Risks. The occurrence of a significant event against which we are not fully insured could have a material adverse effect on our financial position and results of operations. Our operations are subject to all of the risks normally incident to the exploration for and the production of oil and natural gas, including uncontrollable flows of oil, natural gas, brine or well fluids into the environment (including groundwater and shoreline contamination), blowouts, cratering, mechanical difficulties, fires, explosions, unusual or unexpected formation pressures, pollution and environmental hazards, each of which could result in damage to or destruction of oil and natural gas wells, production facilities or other property, or injury to persons. In addition, we are subject to other operating and production risks such as title problems, weather conditions, compliance with government permitting requirements, shortages of or delays in obtaining equipment, reductions in product prices, limitations in the market for products, litigation and disputes in the ordinary course of business. Although we maintain insurance coverage considered to be customary in the industry, we are self insured against risks for which either insurance is not available or not cost effective. We cannot predict if or when any such risks could affect our operations. The occurrence of a significant event for which we are not adequately insured could cause our actual results to differ from those reflected in our forward- looking statements.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is from time to time exposed to market risk from changes in interest rates and hedging contracts. A discussion of the market risk exposure in financial instruments follows.

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

HEDGING CONTRACTS

Meridian addresses market risk by selecting instruments whose value fluctuations correlate strongly with the underlying commodity being hedged. From time to time, we enter into swaps and other derivative contracts to hedge the price risks associated with a portion of anticipated future oil and gas production. While the use of hedging arrangements limits the downside risk of adverse price movements, it may also limit future gains from favorable movements. Under these agreements, payments are received or made based on the differential between a fixed and a variable product price. These agreements are settled in cash at or prior to expiration or exchanged for physical delivery contracts. Meridian does not obtain collateral to support the agreements, but monitors the financial viability of counter-parties and believes its credit risk is minimal on these transactions. In the event of nonperformance, we would be exposed to price risk. Meridian has some risk of accounting loss since the price received for the product at the actual physical delivery point may differ from the prevailing price at the delivery point required for settlement of the hedging transaction.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the annual meeting of shareholders held on June 27, 2000, the Company's shareholders (including preferred stockholders) elected Class I Directors. The following summarizes the number of votes for and against each nominee.


                                                                   Broker
        Nominee            For         Against      Abstain       Non-Vote
        -------            ---         -------      -------       --------
     James T. Bond      49,017,501          0       147,273           0
     Jack A. Prizzi     49,017,501          0       147,273           0

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits.

        27.1   Financial Data Schedule.

(b) The Company filed no reports on Form 8-K during the second quarter of 2000.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
             -------------------------------------------------------
                                  (Registrant)


Date:   August 14, 2000                     By:    P. RICHARD GESSINGER
                                                   ---------------------------
                                                   P. Richard Gessinger
                                                   Executive Vice President and
                                                   Chief Financial Officer


                                            By:    LLOYD V. DELANO
                                                   ----------------------
                                                   Lloyd V. DeLano
                                                   Vice President
                                                   Chief Accounting Officer

                                 EXHIBIT INDEX

    EXHIBITS                      DESCRIPTION
    --------                      -----------
      27.1              --   Financial Data Schedule.