Form 10-Q
period 2000-09-30
MERIDIAN RESOURCE CORP
filed 2000-11-14
CIK 869369

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended: September 30, 2000

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

Number of shares of common stock outstanding at November 13, 2000  53,739,730

                       THE MERIDIAN RESOURCE CORPORATION
                         QUARTERLY REPORT ON FORM 10-Q

                                     INDEX

                                                                         Page
                                                                        Number
                                                                        ------
PART I  -  FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Consolidated Statements of Operations (unaudited) for the
            Three Months and Nine Months Ended September 30, 2000
             and 1999                                                       3

           Consolidated Balance Sheets as of September 30, 2000 (unaudited)
            and December 31, 1999                                           4

           Consolidated Statements of Cash Flows (unaudited) for the
            Nine Months Ended September 30, 2000 and 1999                   6

           Notes to Consolidated Financial Statements (unaudited)           7

  Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            11

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk      22

PART II  -  OTHER INFORMATION

  Item 1.  Legal Proceedings                                               23

  Item 6.  Exhibits and Reports on Form 8-K                                23

SIGNATURES                                                                 24

                        PART I  -  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (thousands of dollars, except per share information)
                                  (unaudited)

                                                THREE MONTHS ENDED      NINE MONTHS ENDED
                                                  SEPTEMBER 30,           SEPTEMBER 30,
                                               --------------------    -------------------
REVENUES:                                         2000       1999         2000       1999
                                               --------    --------    ---------   -------
   Oil and natural gas                          $61,953    $38,678     $161,427    $92,587
   Interest and other                               828        269        1,305        635
                                                -------    -------     --------    -------
                                                 62,781     38,947      162,732     93,222
                                                -------    -------     --------    -------
OPERATING COSTS AND EXPENSES:
   Oil and natural gas operating                  4,355      3,880       13,069     12,096
   Severance and ad valorem taxes                 4,066      3,267       11,959      8,248
   Depletion and depreciation                    16,845     13,665       52,477     39,080
   General and administrative                     4,320      4,129       12,348     10,033
   Litigation expenses and loss provision         -----       (454)       -----       (454)
                                                -------    -------     --------    -------
                                                 29,586     24,487       89,853     69,003
                                                -------    -------     --------    -------
EARNINGS BEFORE INTEREST
   AND INCOME TAXES                              33,195     14,460       72,879     24,219
OTHER EXPENSES:
   Interest expense                               6,472      6,121       19,256     16,729
   Taxes on income                                -----        600        -----        600
                                                -------    -------     --------    -------
NET EARNINGS (LOSS)                              26,723      7,739       53,623      6,890
DIVIDENDS ON PREFERRED STOCK                      1,350      1,350        4,050      4,050
                                                -------    -------     --------    -------
NET EARNINGS (LOSS) APPLICABLE
   TO COMMON STOCKHOLDERS                       $25,373    $ 6,389     $ 49,573    $ 2,840
                                                =======    =======     ========    =======
NET EARNINGS (LOSS) PER SHARE:
   Basic                                          $0.53      $0.14        $1.06      $0.06
                                                =======    =======     ========    =======
   Diluted                                        $0.41      $0.13        $0.83      $0.06
                                                =======    =======     ========    =======
WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
   Basic                                         47,664     46,044       46,932     45,909
                                                =======    =======     ========    =======
   Diluted                                       66,959     61,241       65,430     47,964
                                                =======    =======     ========    =======


                See notes to consolidated financial statements.

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (thousands of dollars)
                                  (unaudited)


                                                            SEPTEMBER 30,   DECEMBER 31,
                                                                2000           1999
                                                            -------------   ------------
ASSETS
------

CURRENT ASSETS:
   Cash and cash equivalents                                  $ 45,346       $  6,617
   Accounts receivable, less allowance for doubtful
     accounts $891 [2000] and $1,003 [1999]                     72,878         28,478
   Due from affiliates                                           2,138            165
   Prepaid expenses and other                                      811          1,234
                                                              --------       --------
      Total current assets                                     121,173         36,494
                                                              --------       --------
PROPERTY AND EQUIPMENT:
   Oil and natural gas properties, full cost method
      (including $43,572 [2000] and
      $62,686 [1999] not subject to depletion)                 948,151        916,495
   Land                                                            478            478
   Equipment                                                    10,412          8,737
                                                              --------       --------
                                                               959,041        925,710
   Accumulated depletion and depreciation                      541,680        489,203
                                                              --------       --------
                                                               417,361        436,507
                                                              --------       --------
OTHER ASSETS                                                     3,699          4,718
                                                              --------       --------
                                                              $542,233       $477,719
                                                              ========       ========


                See notes to consolidated financial statements.

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (continued)
                             (thousands of dollars)
                                  (unaudited)

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  2000            1999
                                                              -------------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------
CURRENT LIABILITIES:
  Accounts payable                                                $   9,732       $  21,359
  Revenues and royalties payable                                      4,138           4,728
  Accrued liabilities                                                23,647          17,772
                                                                  ---------       ---------
    Total current liabilities                                        37,517          43,859
                                                                  ---------       ---------
LONG-TERM DEBT                                                      230,500         250,000
                                                                  ---------       ---------
9 1/2% CONVERTIBLE SUBORDINATED NOTES                                20,000          20,000
                                                                  ---------       ---------
STOCKHOLDERS' EQUITY:
  Preferred stock, $1.00 par value (25,000,000 shares
     authorized, 3,982,906 [2000 and
     1999] shares of Series A Cumulative
     Convertible Preferred Stock issued at stated value)            135,000         135,000
  Common stock, $0.01 par value (200,000,000 shares
     authorized, 53,728,730 [2000] and
     46,409,980 [1999] issued)                                          549             472
  Additional paid-in capital                                        314,998         274,298
  Accumulated deficit                                              (195,774)       (245,347)
  Unrealized loss on securities held for resale                        (185)           (185)
  Unamortized deferred compensation                                    (372)           (378)
                                                                  ---------       ---------
Total stockholders' equity                                          254,216         163,860
                                                                  ---------       ---------
                                                                  $ 542,233       $ 477,719
                                                                  =========       =========

                See notes to consolidated financial statements.

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (thousands of dollars)
                                  (unaudited)

                                                           NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                         ---------------------
                                                            2000        1999
                                                         --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                             $ 53,623    $  6,890
Adjustments to reconcile net earnings to net cash
 provided by operating activities:
 Depletion and depreciation                                52,477      39,080
 Amortization of other assets                                 961         816
 Non-cash compensation                                      2,205       1,217
Changes in assets and liabilities:
 Accounts receivable                                      (44,400)       (995)
 Due from affiliates                                       (1,973)      5,072
 Prepaid expenses and other                                   423      (1,727)
 Accounts payable                                         (11,627)      5,516
 Revenues and royalties payable                              (590)     (3,088)
 Accrued liabilities and other                              4,525     (13,804)
                                                         --------    --------
Net cash provided by operating activities                  55,624      38,977
                                                         --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property and equipment                      (70,670)    (78,895)
 Sale of property and equipment                            37,339       9,747
                                                         --------    --------
Net cash used in investing activities                     (33,331)    (69,148)
                                                         --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from long-term debt                               2,000      40,000
 Reductions in long-term debt                             (21,500)    (10,084)
 Preferred dividends                                       (2,700)     (4,050)
 Issuance of stock/exercise of stock options               38,579       2,355
 Additions to deferred loan costs                              57        (600)
                                                         --------    --------
Net cash provided by (used in) financing activities        16,436      27,621
                                                         --------    --------
NET CHANGE IN CASH AND CASH EQUIVALENTS                    38,729      (2,550)
 Cash and cash equivalents at beginning of period           6,617       9,478
                                                         --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $ 45,346    $  6,928
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

The financial statements included herein as of September 30, 2000, and for the three and nine month periods ended September 30, 2000 and 1999, are unaudited, and, in the opinion of management, the information furnished reflects all material adjustments, including normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented. Certain minor reclassifications of prior period statements have been made to conform to current reporting practices.

2.  DEBT

LONG-TERM DEBT

In May 1998, the Company amended and restated its credit facility with The Chase Manhattan Bank as Administrative Agent (the "Credit Facility") to provide for maximum borrowings, subject to borrowing base limitations, of up to $250 million. Due to the property sales of $10.6 million during the third quarter of 2000, $8.5 million was applied to the Company's Credit Facility; correspondingly, the borrowing base was reduced to $230.5 million. The Company is currently in the process of it's scheduled borrowing base redetermination.

3.  COMMITMENTS AND CONTINGENCIES

LITIGATION

There are no material legal proceedings to which Meridian or any of its subsidiaries or partnerships is a party or by which any of its property is subject, other than ordinary and routine litigation incidental to the business of producing and exploring for crude oil and natural gas.

4.  SALE OF PROPERTIES

To reduce bank debt and increase liquidity, the Company announced on January 14, 2000, the initiation of a formal process to pursue the sale of certain non-strategic oil and gas properties located in south Louisiana, the Texas Gulf Coast and offshore in the Gulf of Mexico. The selected properties represented about 88 Bcfe, or approximately 24% of the Company's 365 Bcfe in reserves. As of September 30, 2000, seven transactions have been closed, covering a net total of
29.8 Bcfe for a total of $37 million, or an average price of $1.22 per Mcfe. $19.5 million of the property sale proceeds were used to reduce bank debt. While additional non-strategic properties may be sold, the Company may elect to retain the properties if the expected revenue generated from continued operations exceeds the value of the offer. There is no assurance that additional sales will take place or that the prices realized on any such sales will be comparable to previous property sales.

5. EARNINGS PER SHARE
   (in thousands, except per share)

The following tables set forth the computation of basic and diluted net earnings per share:

                                                          THREE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                        ----------------------
                                                          2000           1999
                                                        -------        -------
Numerator:
 Net earnings                                           $26,723        $ 7,739
 Less: Preferred dividend requirement                     1,350          1,350
                                                        -------        -------
 Net earnings used in per share calculation             $25,373        $ 6,389
Denominator:
 Denominator for basic net earnings per
  share - weighted-average shares outstanding            47,664         46,044
Effect of potentially dilutive common shares:
 Convertible preferred stock                             12,837         12,837
 Convertible subordinated notes                           2,857          -----
 Employee and director stock options                      1,424            830
 Warrants                                                 2,176          1,530
                                                        -------        -------
Denominator for diluted net earnings per
 share - weighted-average shares outstanding
 and assumed conversions                                 66,959         61,241
                                                        =======        =======
Basic net earnings per share                            $  0.53        $  0.14
                                                        =======        =======
Diluted net earnings per share                          $  0.41        $  0.13
                                                        =======        =======

                                                       NINE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                       ---------------------
                                                        2000           1999
                                                      -------        -------
Numerator:
 Net earnings                                         $53,623        $ 6,890
 Less: Preferred dividend requirement                   4,050          4,050
                                                      -------        -------
 Net earnings used in per share calculation           $49,573        $ 2,840
Denominator:
 Denominator for basic net earnings per
  share - weighted-average shares outstanding          46,932         45,909
Effect of potentially dilutive common shares:
 Convertible preferred stock                           12,837          -----
 Convertible subordinated notes                         2,857          -----
 Employee and director stock options                      866            658
 Warrants                                               1,938          1,397
                                                      -------        -------
Denominator for diluted net earnings per
 share - weighted-average shares outstanding
 and assumed conversions                               65,430         47,964
                                                      =======        =======
Basic net earnings per share                          $  1.06        $  0.06
                                                      =======        =======
Diluted net earnings per share                        $  0.83        $  0.06
                                                      =======        =======

6. SHELL TRANSACTIONS

Meridian and Shell Louisiana Onshore Properties, Inc. ("Shell"), an affiliate of Shell Exploration and Production Company, on July 18, 2000, announced a definitive agreement granting Meridian an option to repurchase all of the outstanding shares of Meridian Preferred Stock (convertible into 12.8 million shares of Common Stock), plus six million shares of Meridian Common Stock now held by Shell, for an aggregate cash price of $114 million. The "Option and Standstill Agreement" is exercisable in a single transaction through January 31, 2001. As consideration for the option, Meridian issued Shell one million shares of Meridian Common Stock in July 2000. If Meridian exercises the option, Shell will remain Meridian's largest shareholder, with approximately 7.1 million shares of Common Stock.

7. STOCKHOLDERS' EQUITY

On September 29, 2000, the Company announced that it sold to certain investors an aggregate of 6,021,500 shares of Common Stock at a price of $6 5/8 per share under the terms of the prospectus supplement dated September 28, 2000. The shares were placed with certain investors on a best-efforts basis. In connection with the placement of the shares, the Company paid the placement agents a total fee of approximately $1.2 million, resulting in proceeds of approximately $38.7 million to the Company. The Company plans to use the proceeds from this sale to fund in part the exercise of the option to repurchase Preferred and Common Stock from Shell for $114 million prior to the expiration of this option on January 31, 2001.

8. NEW ACCOUNTING STANDARD

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 2000. Due to the Company's minimal use of derivatives, management does not anticipate the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of Meridian's financial operations for the three and nine months ended September 30, 2000 and 1999. The notes to the Company's consolidated financial statements included in this report, as well as our Annual Report on Form 10-K for the year ended December 31, 1999 (and the notes attached thereto), should be read in conjunction with this discussion.

GENERAL

BUSINESS ACTIVITIES. During the nine months ended September 30, 2000, Meridian's drilling activities were primarily focused on exploration and development at the Company's North Turtle Bayou/Ramos Field, Weeks Island Field, Thornwell Field and West Lake Verret Field. The additional production from new discoveries and workovers enabled Meridian to benefit from current high commodity prices, partially offset by natural production declines and the production sold in conjunction with the property sales. Development activities at each of these fields has contributed to the 9% increase in our net average daily production rates of 148.2 MMcfe per day for the first nine months of 2000 as compared to 136.3 MMcfe per day for the first nine months of 1999.

For the first nine months of 2000, we completed and placed on production sixteen of twenty wells drilled in a variety of fields, including North Turtle Bayou/Ramos, Weeks Island, Thornwell, and West Lake Verret, all of which contributed to the increase in daily average production rates for the first nine months of this year versus the first nine months of 1999.

During the third quarter of 2000, Meridian announced successful drilling results on the Avoca 47-1 well in North Turtle Bayou/South Ramos field. We expect to bring this well on production by the end of the fourth quarter. The North Turtle Bayou/South Ramos field was first discovered with the C.M. Thibodaux No. 1 well completed in April of 1999. Since that time, three additional producing wells have been drilled and successfully completed: the Thibodaux No. 3, the Breaux No. 1, and now the Avoca 47-1. All of these wells are producing from closures on the downthrown side of a regional Operc. growth fault. The most westerly offset closure was the Avoca 5-1 prospect, located approximately 3.5 miles southwest of the Avoca 47-1. The Avoca 5-1 well was drilled to a total depth of approximately 19,000 feet with the expected structural closures and sands confirmed by the drilling. However, commercial hydrocarbons were not found and the Company elected to plug and abandon the well as non-commercial during the beginning of the fourth quarter. This area remains one of our most promising plays and we anticipate drilling additional wells in the near future.

During the first nine months of 2000, we drilled four wells in the Weeks Island project, three of which have been successful. The Weeks Island Field consists of Pliocene and Miocene sediments trapped against a shallow piercement salt dome, the associated radial faulting, and salt overhangs. At least 50 sands have been proven productive from depths of 2,000 to 16,500 feet.

In the Thornwell Field, we have drilled six wells in the past nine months, all of which have been successful. The Marg. Idio sands in the Thornwell Field are a series of northwest-southeast trending sand-filled filuvial channels. Production is from stratigraphically controlled sand lenses that can have a thickness of over 100 feet, and initial production rates have ranged from 10 to 12 Mmcfe/d.

We have drilled three wells in the West Lake Verret Field during the first nine months of this year, all of which have been successful. This field is a large faulted anticline with east-west elongation. The producing section is mainly in the Miocene sands with producing traps either structural closures in a large central grabin or fault closures in adjacent blocks. Approximately 58 producing horizons from approximately than 1,000 feet to 16,000 feet have been identified to date.

Several other wells were drilled during the third quarter of 2000, including the Tex-Emma No.1 well in the Oakley field. The Tex-Emma No. 1 well tested an easterly offset from the main Oakley field accumulation. This prospect was syncline separated and the well we drilled confirmed our 3-D structure as mapped. However, commercial hydrocarbons were not found and the Company elected to plug and abandon the well as non-commercial during the beginning of the fourth quarter.

The three key elements in exploring for oil and gas are structure, reservoir, and hydrocarbon charge (charge determines whether hydrocarbons have migrated into the structure). We believe that the structure accounts for the great majority of the risk encountered in drilling, and that the proper interpretation of 3-D seismic data may reduce the majority of the structural risk. Many of Meridian's best discoveries have been in deeper, high-pressure wells in very complex geological areas where reservoir and charge risks cannot be easily evaluated. In these cases, Meridian's geologists and geophysicists have mitigated as much of the risk as possible by accurately defining and mapping the structures in these deep prospects. Meridian has been highly successful in its application of geology and geophysics to developing prospects. While our interpretations of the structures in the Avoca 5-1 and the Tex-Emma No. 1 wells were accurate, the wells were not deemed to be commercial.

As previously discussed, the drilling and workover activities for the first nine months of 2000 substantially replaced the reserves produced during the period. Approximately $47.9 million of the 2000 capital budget was spent on these drilling and workover activities. Of the capital expenditures made during the first nine months, approximately $10.9 million was for land, seismic, geological and geophysical development of future projects to support the Company's growth.

The Company expanded well workover activities beyond the reserve report operations (as reported on 12/31/99) to take advantage of high commodity prices. Our strategy to blend exploration drilling activities with high-confidence workover and development projects selected from our broad asset inventory added to our daily production during a period of high commodity prices. This strategy brought on production sooner than the drilling of deep, higher risk exploration wells. The workover additions came from our key producing fields, primarily West Lake Verret, Weeks Island, and Good Hope.

The balance of the capital expenditure budget will be spent primarily on three prospects, including both exploration and development wells with an emphasis on low risk exploration in the Company's North Turtle Bayou/Ramos Field and Weeks Island Field. Development wells in both North Turtle Bayou and Weeks Island are expected to be drilled during the fourth quarter of 2000.

Meridian's drilling activities, combined with strong commodity prices, have resulted in increased profitability. Earnings increased from $6.4 million during the third quarter of 1999 to $25.4 million in the third quarter of 2000. We believe we have a competitive advantage created by our dominant acreage and seismic positions in our niche region of south Louisiana. In addition, our technical team is focused and disciplined in screening drilling prospects, (which results in fewer, but larger-potential), that form the basis of our future growth. We have developed a strong asset base, generally covered by 3-D seismic, that enables us to utilize internal funding for exploration and development activities. This asset base gives Meridian financial flexibility and reduces our dependence on external funding to finance future high-potential, low-risk drilling projects.

Meridian completed the sale of certain non-strategic properties resulting in debt reduction of $8.5 million in the third quarter of 2000 and $19.5 over the first nine months of 2000. The property sales that have closed since January 2000 included a total of approximately 16 MMcfe in daily production; however, since the transactions were closed at various times during the second and third quarters, the net impact on the quarterly production rates from the second quarter 2000 to the third quarter was 12.2 MMcfe per day, with a change in production rates from 150 MMcfe per day in the second quarter of 2000 to 138 MMcfe per day in the third quarter. Year over year production rates for the third quarter of 2000 are up 2% from the third quarter of 1999.

INDUSTRY CONDITIONS. Revenues, profitability and future growth rates of Meridian are substantially dependent upon prevailing prices for oil and natural gas. Oil and natural gas prices have been extremely volatile in recent years and are affected by many factors outside of our control. In this regard, average worldwide oil and natural gas prices have increased substantially from levels in early 1999. Meridian's unhedged position allowed the Company to take full advantage of strong commodity prices during the third quarter of 2000. Our average oil price for the three months ended September 30, 2000, was $29.92 per barrel compared to $24.24 per barrel for the three months ended June 30, 2000, and $20.21 per barrel for the three months ended September 30, 1999. Our average oil price for the nine months ended September 30, 2000, was $26.01 per barrel compared to $16.00 per barrel for the nine months ended September 30, 1999. Our average natural gas price for the three months ended September 30, 2000, was $4.83 per Mcf compared to $3.57 per Mcf for the three months ended June 30, 2000, and $2.80 per Mcf for the three months ended September 30, 1999. Our average natural gas price for the nine months ended September 30, 2000, was $3.67 per Mcf compared to $2.28 per Mcf for the nine months ended September 30, 1999.

Meridian has no oil collar agreements in place and has not entered into any agreements that fix the price of natural gas, therefore the Company is poised to take advantage of any continuing strength in commodity prices. Fluctuations in prevailing prices for oil and natural gas have several important consequences to us which could impact our revenues, profitability and ability to maintain or increase our exploration and development program.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

OPERATING REVENUES. Third quarter 2000 oil and natural gas revenues increased $23.3 million as compared to third quarter 1999 revenues, primarily due to the 2% increase in production volumes and the 57% increase in average commodity prices, both on a natural gas equivalent basis. The production increase, net of reductions from property sales and natural declines, was a direct result of new wells being placed on production and an aggressive workover program during the last twelve months.

The following table summarizes the Company's operating revenues, production volumes and average sales prices for the three months ended September 30, 2000 and 1999:

                                 THREE MONTHS ENDED
                                    SEPTEMBER 30,         2000      PERCENTAGE
                                 -------------------    INCREASE     INCREASE
                                    2000       1999    (DECREASE)   (DECREASE)
                                  -------    -------   ---------    ---------
Production Volumes:
  Oil (Mbbl)                          958      1,165        (207)         (18%)
  Natural gas (MMcf)                6,899      5,412       1,487           27%
  MMcfe                            12,647     12,402         245            2%

Average Sales Prices:
  Oil (per Bbl)                   $ 29.92    $ 20.21     $  9.71           48%
  Natural gas (per Mcf)           $  4.83    $  2.80     $  2.03           73%
  MMcfe                           $  4.90    $  3.12     $  1.78           57%

Operating Revenues (000's):
  Oil                             $28,662    $23,542     $ 5,120           22%
  Natural gas                      33,291     15,136      18,155          120%
                                  -------    -------     -------
    Total Operating Revenues      $61,953    $38,678     $23,275           60%
                                  =======    =======     =======

OPERATING EXPENSES. Oil and natural gas operating expenses increased $0.5 million, to $4.4 million for the third quarter of 2000, compared to $3.9 million for the same period in 1999. This net increase was the result of several factors. To take advantage of higher commodity prices, the Company pursued an expanded well workover program to increase production during the third quarter of 2000, however these marginal wells incur higher lifting costs. The Company has implemented a cost reduction program to reduce the operating costs on properties, and this partially offset the increase in costs from the expanded workover expenses on marginal wells. Additional factors included the expense incurred in bringing new reserves on production, which was partially offset by the disposition of wells in the property sales, several of which had high operating costs. On an Mcfe basis, operating expenses were $0.34 per Mcfe for the third quarter of 2000, compared to $0.31 for the three months ended September 30, 1999.

SEVERANCE AND AD VALOREM TAXES. Severance and ad valorem taxes increased $0.8 million to $4.1 million for the third quarter of 2000, compared to $3.3 million during the same period in 1999. Meridian's oil and natural gas production is primarily from southern Louisiana, and is therefore subject to Louisiana severance tax. The severance tax rates for Louisiana are 12.5% of gross oil revenues and $0.097 per Mcf for natural gas. The tax rate for natural gas increased in July 2000 from $0.078 per Mcf. Our third quarter 2000 increase was primarily due to the 27% increase in natural gas production compared to the same period in 1999, the tax rate increase in the current quarter and the 48% increase in the average sales price of oil over 1999.

DEPLETION AND DEPRECIATION. Depletion and depreciation expense increased $3.2 million during the third quarter of 2000 to $16.8 million from $13.7 million for the same period of 1999. This was primarily a result of the increase in production volumes in 2000 over 1999 levels and an increase in the depletion rate reflecting the movement of $19 million from the unevaluated costs to the full cost pool subject to depletion.

GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense increased by $0.2 million to $4.3 million for three months ended September 30, 2000, compared to $4.1 million during the comparable period last year. This increase was primarily a result of employee benefit plans sharing in profit growth and to an increase in rental expense, partially offset by a decrease in legal expenses and other related administrative costs.

INTEREST EXPENSE. Interest expense increased $0.4 million to $6.5 million during the third quarter of 2000 compared to $6.1 million in the comparable period in 1999. The increase is primarily due to the Federal Reserve Bank's increase in overall interest rates over the last twelve months, leading to an increase in the average interest rates on the credit facility, partially offset by a decrease of $19.5 million in the amount borrowed under our credit facility.

NINE MONTHS ENDED SEPTEMBER 30, 2000, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

OPERATING REVENUES. Oil and natural gas revenues during the nine months ended September 30, 2000, increased $68.8 million as compared to revenues during the nine months ended September 30, 1999, as production volumes increased by 9% and average sales prices increased 59%, both on a natural gas equivalent basis. The production increase, net of reductions from property sales and natural declines, was a direct result of the inclusion of new wells being placed on production and an aggressive workover program during the previous twelve months.

The following table summarizes production volumes, average sales prices and gross revenues for the nine months ended September 30, 2000 and 1999.

                               NINE MONTHS ENDED                     2000
                                  SEPTEMBER 30,          2000     PERCENTAGE
                               -----------------       INCREASE   INCREASE
                                 2000      1999       (DECREASE)  (DECREASE)
                                ------    ------      ----------  ----------
Production Volumes:
  Oil (Mbbl)                     3,116      3,329         (213)       (6%)
  Natural gas (MMcf)            21,923     17,249        4,674        27%
  MMcfe                         40,618     37,223        3,396         9%

Average Sales Prices:
  Oil (Bbl)                   $  26.01    $ 16.00      $ 10.01        63%
  Natural gas (Mcf)           $   3.67    $  2.28      $  1.39        61%
  MMcfe                       $   3.97    $  2.49      $  1.48        59%

Gross Revenues (000's):
  Oil                         $ 81,046    $53,256      $27,790        52%
  Natural gas                   80,381     39,331       41,050       104%
                              --------    -------      -------
    Total                     $161,427    $92,587      $68,840        74%
                              ========   ========      =======

OPERATING EXPENSES. Oil and natural gas operating expenses increased $1.0 million, to $13.1 million for the nine months ended September 30, 2000, compared to $12.1 million for the nine months ended September 30, 1999. This net increase was the result of several factors. To take advantage of higher commodity prices, the Company pursued an expanded well workover program to increase production during the nine-month period of 2000, however these marginal wells incur higher lifting costs. The Company did implement a cost reduction program to reduce the operating costs on several properties, and this partially offset the increase in costs from the expanded workovers on marginal wells. Additional factors included the expense incurred in bringing new reserves on production, which was partially offset by the property sales which included several wells with high operating costs. The net impact of these various factors was a slight increase in operating expenses when viewed year over year; however, on an Mcfe basis, operating expenses were $0.32 per Mcfe for the first three quarters of 2000, which is equal to the comparable period in the prior year.

SEVERANCE AND AD VALOREM TAXES. Severance and ad valorem taxes increased $3.7 million to $12.0 million for the nine months ended September 30, 2000, compared to $8.2 million for the nine months ended September 30, 1999. This increase is largely attributable to the 27% increase in natural gas production over the same period in 1999 and the 63% increase in the average sales price of oil over 1999. Meridian's production is primarily from southern Louisiana, and is therefore, subject to a tax rate of 12.5% of gross oil revenues and $0.097 per Mcf for natural gas, an increase from $0.078 per Mcf effective in July 2000.

DEPLETION AND DEPRECIATION. Depletion and depreciation expense increased $13.4 million to $52.5 million during the first nine months of 2000 from $39.1 million for the same period last year. This increase was primarily a result of the 9% increase in production on an Mcfe basis over the comparable period in 1999 and an increase in the depletion rate, reflecting the movement of $19 million for the first nine months of 2000 from the unevaluated to the full cost pool subject to depletion.

GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense increased $2.3 million to $12.3 million for the first nine months of 2000 compared to $10.0 million during the first nine months of 1999. This increase was primarily a result of our expanded exploration and production activities; costs included additional salaries, wages and other compensation and related employee expenses and increased rent related expenses, partially offset by a decrease in legal expenses and other related administrative expenses.

INTEREST EXPENSE. Interest expense increased $2.5 million to $19.3 million during the first nine months of 2000 compared to $16.7 million during the comparable period of 1999. The increase is primarily a result of the issuance of the Subordinated Notes in June 1999, and due to the Federal Reserve Bank's increase in overall interest rates, leading to an increase in the average interest rate on the credit facility, partially offset by a decrease in the balance outstanding on the credit facility to $230.5 million.

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL. During the third quarter of 2000, Meridian's liquidity improved significantly. Capital expenditures were internally financed from the Company's cash flow generated from operations. Meridian's unhedged position allowed us to take full advantage of strong commodity prices during the third quarter, contributing to high levels of cash flow. In addition, Meridian continued initiatives designed to increase liquidity and provide flexibility in our corporate financial structure. We completed the sale of certain non-strategic assets resulting in cash proceeds of approximately $37 million of which only $8.5 million in the third quarter of 2000 and $19.5 over the nine month period were applied to debt reduction. The Company also sold 6,021,500 shares of Common Stock during the third quarter of 2000, for proceeds of approximately $38.7 million to the Company. As of September 30, 2000, we had a cash balance of $45.3 million and working capital of $83.7 million, reflecting the equity proceeds which were received on October 5, 2000.

This improvement in working capital demonstrates our commitment to de-levering the balance sheet by using available cash flow to reduce payables and other debt. Our strategy is to grow the Company prudently, taking advantage of the strong asset base built over the years (including seismic, acreage and the acquisitions of the Shell and Cairn properties) to add reserves through the drill bit while maintaining a disciplined approach to costs. We plan to allocate excess cash above budgeted capital expenditure levels to two key areas, debt reduction and repurchasing the Preferred and Common Stock now held by Shell (see "Stock Rights and Restrictions Agreement").

CREDIT FACILITY. We entered into an amended and restated credit facility with The Chase Manhattan Bank as Administrative Agent (the "Credit Facility") to provide for maximum borrowings, subject to borrowing base limitations, of up to $250 million. Due to the property sales during the first nine months of 2000, the borrowing base was reduced to $230.5 million. The Company is currently negotiating its scheduled borrowing base redetermination with its banks. Borrowings under the Credit Facility are secured by pledges of the outstanding capital stock of our subsidiaries and a mortgage of the offshore oil and natural gas properties and several onshore oil and natural gas properties. As a condition to maintaining the $230 borrowing base and making payments to Shell, Meridian will grant mortgages to lenders on selected oil and gas properties. The Credit Facility contains various restrictive covenants, including certain minimum financial ratios and restrictions on cash dividends. Borrowings under the Credit Facility mature on May 22, 2003.

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

SHORT-TERM CREDIT FACILITY. The Company entered into a short-term committed line of credit with a commercial bank for $5 million which will expire on January 1, 2001. The interest rate is the prime rate plus 1%, and interest payments are due on the last day of March, June, September and December. It is renewable by mutual agreement of the parties. The line of credit also provides for commitment fees of 0.5% per annum. As of September 30, 2000, the full amount was available to be drawn.

9 1/2% CONVERTIBLE SUBORDINATED NOTES. During June 1999, the Company completed private placements of an aggregate of $20 million of its 9 1/2% Convertible Subordinated Notes due June 18, 2005 (the "Notes"). The Notes are unsecured and contain customary events of default, but do not contain any maintenance or other restrictive covenants. Interest is payable on a quarterly basis.

The Notes are convertible at any time by the holders of the Notes into shares of our Common Stock utilizing a conversion price of $7.00 per share (the "Conversion Price"). The Conversion Price is subject to customary anti-dilution provisions. The holders of the Notes have been granted registration rights with respect to the shares of Common Stock that are issued upon conversion of the Notes or issuance of the warrants discussed below.

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

CAPITAL EXPENDITURES. During the first nine months of 2000, capital expenditures totaled $70.7 million. Approximately $47.9 million of the 2000 capital budget was spent on drilling and workover activities during the first nine months, which substantially replaced the reserves produced during the period. During the first nine months of 2000, approximately $10.9 million of the capital expenditures were for land, seismic, geological and geophysical development of future projects to support the Company's growth.

The Company expanded workover activities beyond the reserve report operations (as reported on 12/31/99) to take advantage of high commodity prices. Our strategy to blend exploration drilling activities with high-confidence workover and development projects selected from our broad asset inventory added to our daily production during a high commodity price environment. This strategy brought on production sooner than the drilling of deep, higher risk exploration wells. The workover additions came from our key producing fields, primarily West Lake Verret, Weeks Island, and Good Hope.

To capture the benefits of favorable commodity pricing we have accelerated our drilling program which will result in an increase in our 2000 capital expenditure budget. Capital expenditures will be spent primarily on three prospects, including both exploration and development wells with an emphasis on low risk exploration in the Company's North Turtle Bayou/Ramos Field and Weeks Island Field.

SALE OF PROPERTIES. To reduce bank debt and increase liquidity, the Company announced on January 14, 2000, the initiation of a formal process to pursue the sale of certain non-strategic oil and gas properties located in south Louisiana, the Texas Gulf Coast and offshore in the Gulf of Mexico. The selected properties represented about 88 Bcfe, or approximately 24% of the Company's 365 Bcfe in reserves. As of September 30, 2000, seven transactions have been closed, covering a net total of 29.8 Bcfe for a total of $37 million, or an average price of $1.22 Mcfe. $19.5 million of the property sale proceeds were used to reduce bank debt. While additional non-strategic properties may be sold, the Company may elect to retain the properties if the expected revenue generated from continued operations exceeds the value of the offer. There is no assurance that additional sales will take place or that the prices realized on any such sales will be comparable to previous property sales.

STOCK RIGHTS AND RESTRICTIONS AGREEMENT. In June of 1998, Meridian acquired substantially all of Shell's onshore south Louisiana oil and gas properties. In consideration of the purchase, Meridian issued to Shell Louisiana Onshore Properties, Inc. ("SLOPI"), 12.1 million shares of Common Stock plus Preferred Stock with a stated value of $135 million. The terms of the original Stock Rights and Restrictions Agreement allowed for the conversion of the Preferred Stock into Common Stock at any time and beginning July 1, 2000, and the potential for 25% of Shell's Common Stock holdings to be sold per year, each subsequent year.

Meridian and SLOPI, on July 18, 2000, announced a definitive agreement granting Meridian an option to repurchase all of the outstanding shares of Meridian Preferred Stock (convertible into 12.8 million shares of Common Stock), plus six million shares of Meridian Common Stock held by Shell, for an aggregate cash price of $114 million. The "Option and Standstill Agreement" is exercisable in a single transaction through January 31, 2001. As consideration for the option, Meridian issued Shell one million shares of Meridian Common Stock. If Meridian exercises the option, Shell will remain Meridian's largest shareholder, with approximately 7.1 million shares of Common Stock. The agreement is intended to benefit all shareholders, both by potentially reducing the number of outstanding shares and by eliminating the uncertainty resulting from the unknown amount of dilution related to the "make whole" provision of the Preferred Stock. We believe that exercise of the option will simplify our capital structure.

If the option is exercised, we would expect to finance the transaction using cash on hand, internal cash flow, proceeds from the sale of Common Stock and the property sales discussed above, subordinated note proceeds and, if necessary, other capital market transactions.

DIVIDENDS. It is Meridian's policy to retain its existing cash for reinvestment in its business, and therefore, we do not anticipate paying dividends with respect to the Common Stock in the foreseeable future. The Preferred Stock accrues an annual cash dividend of 4% of its stated value with the dividend ceasing to accrue incrementally on one-third of the shares of Preferred Stock on June 30, 2001, 2002 and 2003, so that no dividends will accrue on any shares of Preferred Stock after June 30, 2003. Dividends on the Preferred Stock aggregating $4.05 million were accrued for the first nine months of 2000, of which none had been paid as of September 30, 2000. If the option to purchase the Preferred Stock held by Shell is exercised, dividends will be paid on a pro-rata basis up until the exercise date.

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

INTEREST RATES

We are subject to interest rate risk on our long-term fixed interest rate debt and variable interest rate borrowings. Our long-term borrowings primarily consist of borrowings under the Credit Facility and the $20 million principal of 9 1/2% Convertible Subordinated Notes due June 18, 2005. Since borrowings under the Credit Facility float with prevailing interest rates (except for the applicable interest period for Eurodollar loans), the carrying value of borrowings under the Credit Facility should approximate the fair market value of such debt. Changes in interest rates, however, will change the cost of borrowing. Assuming $230.5 million remains borrowed under the Credit Facility, we estimate our annual interest expense will change by $2.4 million for each 100 basis point change in the applicable interest rates utilized under the Credit Facility. Changes in interest rates would, assuming all other things being equal, cause the fair market value of debt with a fixed interest rate, such as the Notes, to increase or decrease, and thus increase or decrease the amount required to refinance the debt. The fair value of the Notes is dependent on prevailing interest rates and our current stock price as it relates to the conversion price of $7.00 per share of our Common Stock.

HEDGING CONTRACTS

Meridian addresses market risk by selecting instruments whose value fluctuations correlate strongly with the underlying commodity being hedged. From time to time, we may enter into swaps and other derivative contracts to hedge the price risks associated with a portion of anticipated future oil and gas production. While the use of hedging arrangements limits the downside risk of adverse price movements, it may also limit future gains from favorable movements. Under these agreements, payments are received or made based on the differential between a fixed and a variable product price. These agreements are settled in cash at or prior to expiration or exchanged for physical delivery contracts. Meridian does not obtain collateral to support the agreements, but monitors the financial viability of counter-parties and believes its credit risk is minimal on these transactions. In the event of nonperformance, we would be exposed to price risk. Meridian has some risk of accounting loss since the price received for the product at the actual physical delivery point may differ from the prevailing price at the delivery point required for settlement of the hedging transaction.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

     27.1 Financial Data Schedule.

(b) On July 20, 2000, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K, dated July 17, 2000, regarding the agreement entered into by the Company and Shell granting the Company an option to repurchase all of the outstanding shares of the Company's Preferred Stock and six million shares of the Company's Common Stock held by Shell.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                       THE MERIDIAN RESOURCE CORPORATION
                                  (Registrant)



Date:  November 14, 2000      By: P. RICHARD GESSINGER
                                 -------------------------------
                                    P. Richard Gessinger
                                    Executive Vice President and
                                    Chief Financial Officer


                              By: LLOYD V. DELANO
                                 -------------------------------
                                    Lloyd V. DeLano
                                    Vice President
                                    Chief Accounting Officer