Form 10-K
period 2000-12-31
MERIDIAN RESOURCE CORP
filed 2001-04-02
CIK 869369

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                                    ---------

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: DECEMBER 31, 2000    Commission file number:  1-10671

                        THE MERIDIAN RESOURCE CORPORATION
             (Exact name of registrant as specified in its charter)

             TEXAS                                    76-0319553
   (State of incorporation)                 (I.R.S. Employer Identification No.)

1401 ENCLAVE PARKWAY, SUITE 300, HOUSTON, TEXAS                        77077
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

                                   ----------

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

Aggregate market value of shares of common stock held by non-affiliates
of the Registrant at March 9, 2001:                                 $322,614,971

Number of shares of common stock outstanding at March 9, 2001:        47,858,545

                       DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Form (Items 10, 11, 12 and 13) is incorporated by reference from the registrant's Proxy Statement to be filed on or before April 30, 2001.

                                  Page 1 of 62
                       THE MERIDIAN RESOURCE CORPORATION

                               INDEX TO FORM 10-K

                                                 PART I                                                Page
                                                                                                       ----
Item 1.      Business                                                                                    3

Item 2.      Properties                                                                                 16

Item 3.      Legal Proceedings                                                                          16

Item 4.      Submission of Matters to a Vote of Security Holders                                        16

                                                 PART II

Item 5.      Market for Registrant's Common Equity and Related
                 Shareholder Matters                                                                    17

Item 6.      Selected Financial Data                                                                    18

Item 7.      Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                                    19

Item 7.a.    Quantitative and Qualitative Disclosures about Market Risk                                 29

Item 8.      Financial Statements and Supplementary Data                                                31

Item 9.      Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure                                                    57

                                                 PART III

Item 10.     Directors and Executive Officers of the Registrant                                         57

Item 11.     Executive Compensation                                                                     57

Item 12.     Security Ownership of Certain Beneficial Owners
                 and Management                                                                         57

Item 13.     Certain Relationships and Related Transactions                                             57

                                                 PART IV

Item 14.     Exhibits, Financial Statement Schedules and
                 Reports on Form 8-K                                                                    58

             Signatures                                                                                 62

                                     PART I


ITEM 1.  BUSINESS

GENERAL

The Meridian Resource Corporation ("Meridian" or the "Company") is an independent oil and natural gas company that explores for, acquires and develops oil and natural gas properties utilizing 3-D seismic technology. Our operations are focused on the onshore oil and gas regions in south Louisiana, the Texas Gulf Coast and offshore in the Gulf of Mexico. As of December 31, 2000, we had proved reserves of approximately 306 Bcfe with a present value of future net cash flows before income taxes of approximately $1.3 billion. Approximately 56% of our proved reserves were natural gas and approximately 72% were classified as proved developed.

We believe we are among the leaders in the use of 3-D seismic technology by independent oil and natural gas companies. We also believe we have a competitive advantage in the areas where we operate because of our large inventory of lease acreage, seismic data coverage and experienced geotechnical, land and operational staff.

During 1998, we acquired substantially all of Shell Oil Company's and its affiliates' (collectively, "Shell") onshore south Louisiana oil and gas property interests in two separate transactions (the "Shell Transactions"). The Shell Transactions were consummated on June 30, 1998, and positioned us as one of the leading operators and producers in south Louisiana. Additionally, the property interests acquired in the Shell Transactions allow us to blend lower risk exploration and development projects with pursuing higher risk, higher potential exploration projects. As a result of the Shell Transactions, Shell beneficially owned 39.9% of our Common Stock on a fully-diluted basis, assuming the exercise of all outstanding stock options and warrants and conversion of all Preferred Stock. On January 29, 2001, the Company completed the repurchase of all of the outstanding Preferred Stock (convertible into 12.8 million shares of Common Stock) and six million shares of Common Stock from Shell for $114 million resulting in Shell's ownership being reduced to approximately 15% of our Common Stock outstanding.

We believe that Meridian is now best positioned for organic growth from internally generated projects. We currently have interests in over 302,044 gross acres in Louisiana, Texas and the Gulf of Mexico. We also have rights or access to approximately 4,200 square miles of 3-D seismic data, which we believe to be one of the largest positions held by a company of our size operating in our core areas of operation.

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

The process of developing, reviewing and analyzing a prospect from the time we first identify it to the time that we drill it is generally a 12 to 36 month process in which we reject many potential prospects at various levels of the review. Although the cost of designing, acquiring, processing and interpreting 3-D seismic data and acquiring options and leases on prospects that we do not ultimately drill requires greater up-front costs per prospect than traditional exploration techniques, we believe that the elimination of prospects that are unlikely to be successful and that might otherwise have been drilled at a substantial cost results in significantly lower finding costs. We also believe that our use of 3-D seismic technology minimizes development costs by allowing for the better placement of the initial and, if necessary, development wells.

We attempt to match our exploration risks with expected results by retaining working interests that historically have been between 50% and 75% in the Company's onshore wells. Our working interests may vary in certain prospects depending on participation structure, assessed risk, capital availability and other factors. In addition, working interests in offshore properties we acquired in a 1997 acquisition averages between 3% and 50% in each well. Our offshore properties generally involve higher drilling costs and risks commonly associated with offshore exploration, including costs of constructing exploration and production platforms and pipeline interconnections, as well as weather delays and other matters.

3-D SEISMIC TECHNOLOGY

An integral part of Meridian's exploration strategy is the disciplined application of 3-D seismic technology to every exploration and development prospect that we drill. We begin with the geological idea, develop subsurface maps based on analogous wells in the region and use 2-D seismic data, where available, to define our prospect areas. If the prospect meets our standards of risk and opportunity, we will acquire a 3-D seismic survey over the prospect area as a last method to further define the objectives, reduce the risks of drilling a dry hole and/or improve our opportunity for success. The entire process from the geological concept to the final interpretation is controlled by Meridian's management and professional staff. People are our most important ingredient in this formula. Meridian has put together a high quality professional and technical staff that has successfully explored for oil and gas in its region of focus-south Louisiana, southeast Texas and offshore Gulf of Mexico. Meridian designs its 3-D seismic surveys in conjunction with its geological and geophysical staff, manages the field acquisition efforts with its geophysical staff, processes the 3-D data in house using Western Geophysical's Omega software system, in conjunction with the geological and geophysical technicians, and interprets the 3-D data utilizing Schlumberger's GeoQuest interpretative software, where all of the respective disciplines interact to develop the final product.

In addition, almost all of Meridian's producing properties have 3-D seismic surveys covering its fields, which we believe gives Meridian an advantage to develop and exploit the proved undeveloped and proved developed non-producing reserves from those fields.

As a result of our disciplined method of exploration we believe that we are able to develop a more accurate definition of the risk profile of exploration prospects than was previously available using traditional exploration techniques or than is used by our competition in our areas of focus. We therefore believe that our method of exploration utilizing the 3-D technology increases our chances for success rates and reduces our dry-hole costs compared to companies that do not engage in a similar process.

OIL AND GAS PROPERTIES

The following table sets forth production and reserve information by region with respect to our proved oil and natural gas reserves as of December 31, 2000. The reserve volumes were reviewed by T. J. Smith & Company, Inc., independent reservoir engineers.

                                                                                       GULF OF
                                                       TEXAS         LOUISIANA         MEXICO           TOTAL
                                                     ---------     -------------     ----------       ---------
PRODUCTION FOR THE YEAR ENDED DECEMBER 31, 2000

     Oil (MBbls).................................             7             3,814             166            3,987

     Natural Gas (MMcf)..........................           598            23,261           3,813           27,672

RESERVES AS OF DECEMBER 31, 2000

     Oil (MBbls).................................            36            21,289           1,016           22,341

     Natural Gas (MMcf)..........................         4,272           149,733          18,422          172,427

ESTIMATED FUTURE NET CASH FLOWS ($000) (1).....................................................      $   2,083,988

PRESENT VALUE OF FUTURE NET CASH FLOWS BEFORE INCOME TAXES ($000)(1) ..........................      $   1,338,851

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS ($000)(1) ............................      $     992,254

(1) The Standardized Measure of Discounted Future Net Cash Flows represents the Present Value of Future Net Cash Flows after income taxes discounted at 10%. For calculating the Present Value of Future Net Cash Flows as of December 31, 2000, we used the prices at December 31, 2000, which were $26.20 per Bbl of oil and $10.20 per Mcf of natural gas.

PRODUCTIVE WELLS

At December 31, 2000, 1999 and 1998, we held interests in the following productive wells. The majority of the 34 gross (5.7 net) wells in the Gulf of Mexico as of December 31, 2000, have multiple completions.


                                         2000                         1999                          1998
                                ---------------------        ---------------------        -----------------------
                                  GROSS         NET            GROSS         NET            GROSS           NET
                                ---------     -------        ---------     --------       ---------       -------
Oil Wells.....................      118           96             116           91             117             89

Natural Gas Wells.............       96           46              95           40              94             42
                                ---------     -------        ---------     --------       ---------       --------
         Total................      214          142             211          131             211            131
                                =========     =======        =========     ========       =========       ========

OIL AND NATURAL GAS RESERVES

Presented below are our estimated quantities of proved reserves of crude oil and natural gas, Future Net Cash Flows, Present Value of Future Net Revenues and the Standardized Measure of Discounted Future Net Cash Flows as of December 31, 2000. Information set forth in the following table is based on reserve reports prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "Commission"). The reserve volumes were reviewed by T.
J. Smith & Company, Inc., independent reservoir engineers, as of December 31, 2000.

                                                             PROVED RESERVES AT DECEMBER 31, 2000
                                           -------------------------------------------------------------------
                                             DEVELOPED        DEVELOPED
                                             PRODUCING      NON-PRODUCING       UNDEVELOPED            TOTAL
                                           -------------  -----------------   ---------------        ---------
                                                                 (DOLLARS IN THOUSANDS)
Net Proved Reserves:

Oil (MBbls)................................       10,322              5,227               6,792              22,341

Natural Gas (MMcf).........................       77,132             50,610              44,685             172,427

Natural Gas Equivalent (MMcfe).............      139,061             81,973              85,437             306,471

Estimated Future Net Cash Flows(1).............................................................  $        2,083,988

Present Value of Future Net Cash Flows (before income taxes)(1)                                  $        1,338,851

Standardized Measure of Discounted Future Net Cash Flows(1)....................................  $          992,254

---------------
(1) The Standardized Measure of Discounted Future Net Cash Flows represents the Present Value of Future Net Cash Flows after income taxes discounted at 10%. For calculating the Future Net Cash Flows, the Present Value and Future Net Cash Flows and Standard Measure of Discounted Future Net Cash Flows as of December 31, 2000, we used the prices at December 31, 2000, which were $26.20 per Bbl of oil and $10.20 per Mcf of natural gas.

You can read additional reserve information in our Consolidated Financial Statements and the Supplemental Oil and Gas Information (unaudited) included elsewhere herein. We have not included estimates of total proved reserves, comparable to those disclosed herein, in any reports filed with federal authorities other than the Commission.

In general, our engineers based their estimates of economically recoverable oil and natural gas reserves and of the future net revenues therefrom on a number of variable factors and assumptions, such as historical production from the subject properties, the assumed effects of regulation by governmental agencies and assumptions concerning future oil and natural gas prices and future operating costs, all of which may vary considerably from actual results. All such estimates are to some degree speculative, and classifications of reserves, that are based on the mechanical status of the completion, may also define the degree of speculation involved. For these reasons, estimates of the economically recoverable oil and natural gas reserves attributable to any particular group of properties, classifications of such reserves based on risk of recovery and estimates of the future net revenues expected therefrom, prepared by different engineers or by the same engineers at different times, may vary substantially. Therefore, the actual production, revenues, severance and excise taxes, and development and operating expenditures with respect to reserves likely will vary from such estimates, and such variances could be material.

Estimates with respect to proved reserves that we may develop and produce in the future are often based on volumetric calculations and by analogy to similar types of reserves rather than actual production history. Estimates based on these methods are generally less reliable than those based on actual production history, and subsequent evaluation of the same reserves, based on production history, will result in variations, which may be substantial, in the estimated reserves.

In accordance with applicable requirements of the Commission, the estimated discounted future net revenues from estimated proved reserves are based on prices and costs as of the date of the estimate unless such prices or costs are contractually determined at that date. Actual future prices and costs may be materially higher or lower. Actual future net revenues also will be affected by factors such as actual production, supply and demand for oil and natural gas, curtailments or increases in consumption by natural gas purchasers, changes in governmental regulations or taxation and the impact of inflation on costs.

OIL AND NATURAL GAS DRILLING ACTIVITIES

The following table sets forth the gross and net number of productive, dry and total exploratory and development wells that we drilled and completed in 2000, 1999 and 1998.

                                                          GROSS WELLS                         NET WELLS
                                               ---------------------------------  ---------------------------------
                                                 PRODUCTIVE      DRY     TOTAL      PRODUCTIVE      DRY     TOTAL
                                               --------------  ------- ---------  --------------  ------- ---------
EXPLORATORY WELLS

Year ended December 31, 2000..................       11              5        16             7.4      3.6      11.0

Year ended December 31, 1999..................        8              7        15             3.4      4.9       8.3

Year ended December 31, 1998..................        8             12        20             2.9      6.3       9.2

DEVELOPMENT WELLS

Year ended December 31, 2000..................        7             --         7             4.2       --       4.2

Year ended December 31, 1999..................        6              1         7             3.3       .7       4.0

Year ended December 31, 1998..................        6              1         7             4.5       .2       4.7

Meridian had 5 gross (3.8 net) wells in progress at December 31, 2000.

PRODUCTION

The following table summarizes the net volumes of oil and natural gas produced and sold, and the average prices received with respect to such sales, from all properties in which Meridian held an interest during 2000, 1999 and 1998.

                                                                          YEAR ENDED DECEMBER 31,
                                                        ------------------------------------------------------------
                                                             2000                  1999                  1998
                                                        ----------------     -----------------     -----------------
PRODUCTION:

     Oil (MBbls)...............................                   3,987                 4,454                 2,365

     Natural gas (MMcf)........................                  27,672                22,711                20,603

     Natural gas equivalent (MMcfe)............                  51,596                49,438                34,793

AVERAGE PRICES:

     Oil ($/Bbl)...............................          $        27.32       $         17.61       $         12.19

     Natural Gas ($/Mcf).......................          $         4.14       $          2.38       $          2.16

     Natural gas equivalent ($/Mcfe)...........          $         4.33       $          2.68       $          2.11

PRODUCTION EXPENSES:

     Lease operating expenses
         ($/Mcfe)..............................          $         0.35       $          0.30       $          0.37

     Severance and ad valorem
         taxes ($/Mcfe)........................          $         0.30       $          0.23       $          0.12

ACREAGE

The following table sets forth the developed and undeveloped oil and natural gas acreage in which Meridian held an interest as of December 31, 2000. Undeveloped acreage is considered to be those lease acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas, regardless of whether or not such acreage contains proved reserves.

                                                                           DECEMBER 31, 2000
                                                     ---------------------------------------------------------------
                                                              DEVELOPED                        UNDEVELOPED
                                                     -----------------------------    ------------------------------
     REGION                                             GROSS             NET            GROSS             NET
     ------                                          -------------    ------------    -------------    -------------
TEXAS...........................................            1,425             856            6,145            4,815

LOUISIANA.......................................           36,572          28,959           33,859           22,821

GULF OF MEXICO..................................           54,684          12,927          169,359           78,257
                                                     -------------    -----------     -------------    -------------
     TOTAL                                                 92,681          42,742          209,363          105,893
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

GEOLOGIC AND GEOPHYSICAL EXPERTISE

Meridian employs approximately 91 full-time non-union employees and 17 contract employees. The exploration staff consists of 55 persons, representing 51% of the total personnel. This staff includes 11 full-time geologists and 10 full-time geophysicists, with 350 combined years of experience in generating onshore and offshore prospects in the Louisiana and Texas Gulf Coast region. Our geologists and geophysicists generate and review all prospects using 2-D and 3-D seismic technology and analogues to producing wells in the areas of interest. Talented geoscientists with experience in finding oil and gas in large quantities and who focus in our niche region of focus are unique and difficult to attract and retain on a long term basis. In the interest of attracting and retaining high-quality technical personnel capable of finding oil and gas reserves with the success rates we strive for, we have adopted a net profits interest incentive compensation plan for the senior geologists, geophysicists, and executives that relates each individual's compensation to the success of our exploration activities on a well by well basis. We believe that this plan provides Meridian's staff with the proper incentive to find large quantities of oil and gas on behalf of it and its shareholders at average success rates higher than our industry.

MARKETING OF PRODUCTION

We market our production to third parties in a manner consistent with industry practices. Typically, the oil production is sold at the wellhead at field-posted prices, less gathering and gravity adjustments, and the natural gas is sold at posted indices, less applicable gathering and dehydration charges, adjusted for the quality of natural gas and prevailing supply and demand conditions. The natural gas production is sold under short-term contracts or in the spot market.

The following table sets forth purchasers of our oil and natural gas that accounted for more than 10% of total revenues for 2000, 1999 and 1998.

                                                                          YEAR ENDED DECEMBER 31,
                                                           -----------------------------------------------------
     CUSTOMER                                                  2000                 1999                1998
     --------                                              ------------         ------------        ------------
Equiva Trading Company(1).............................         36%                  43%                  22%

Superior Natural Gas..................................         14%                 -----                -----

Louisiana Intrastate Gas..............................         12%                 -----                -----

Tauber Oil Company....................................        -----                 16%                  32%

Coral Energy Resources(1).............................        -----                -----                 15%

(1)  These entities are affiliates of Shell.

Other purchasers for our oil and natural gas are available; therefore, we believe that the loss of any of these purchasers would not have a material adverse effect on the results of operations.

MARKET CONDITIONS

Our revenues, profitability and future rate of growth substantially depend on prevailing prices for oil and natural gas. Oil and natural gas prices have been extremely volatile in recent years and are affected by many factors outside our control. Since 1992, prices for West Texas Intermediate crude have ranged from $8.00 to $37.20 per Bbl and the monthly average of the Gulf Coast spot market natural gas price at Henry Hub, Louisiana, has ranged from $1.08 to $8.70 per MMBtu. The average price we received during the year ended December 31, 2000, was $4.33 per Mcfe compared to $2.68 per Mcfe during the year ended December 31, 1999. The volatile nature of energy markets makes it difficult to estimate future prices of oil and natural gas;

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

COMPETITION

The oil and natural gas industry is highly competitive for prospects, acreage and capital. Our competitors include numerous major and independent oil and natural gas companies, individual proprietors, drilling and income programs and partnerships. Many of these competitors possess and employ financial and personnel resources substantially greater than ours and may, therefore, be able to define, evaluate, bid for and purchase more oil and natural gas properties. There is intense competition in marketing oil and natural gas production, and there is competition with other industries to supply the energy and fuel needs of consumers. Shell retains, and may obtain in the future, interests in producing properties and exploration prospects in Louisiana state waters and adjacent onshore areas where Shell competes with us. In addition, although Shell currently does not have any significant working interests in producing properties or exploration prospects onshore in south Louisiana, and has indicated to us that it does not currently intend to obtain any such interests, it may do so in the future.

REGULATION

The availability of a ready market for any oil and natural gas production depends on numerous factors that we do not control. These factors include regulation of oil and natural gas production, federal and state regulations governing environmental quality and pollution control, state limits on allowable rates of production by a well or proration unit, the amount of oil and natural gas available for sale, the availability of adequate pipeline and other transportation and processing facilities and the marketing of competitive fuels. For example, a productive natural gas well may be "shut-in" because of an oversupply of natural gas or lack of an available natural gas pipeline capacity in the areas in which we may conduct operations. State and federal regulations generally are intended to prevent waste of oil and natural gas, protect rights to produce oil and natural gas between multiple owners in a common reservoir, control the amount of oil and natural gas produced by assigning allowable rates of production and control contamination of the environment. Pipelines are subject to the jurisdiction of various federal, state and local agencies.

Oil and natural gas production operations are subject to various types of regulation by state and federal agencies. Legislation affecting the oil and natural gas industry is under constant review for amendment or expansion. In addition, numerous departments and agencies, both federal and state, are authorized by statute to issue rules and regulations that govern the oil and natural gas industry and its individual members, some of which carry substantial penalties for failure to comply. The regulatory burden on the oil and natural gas industry increases our cost of doing business and, consequently, affects our profitability.

All of our federal offshore oil and gas leases are granted by the federal government and are administered by the U. S. Minerals Management Service (the "MMS"). These leases require compliance with detailed federal regulations and orders that regulate, among other matters, drilling and operations and the calculation of royalty payments to the federal government. Ownership interests in these leases generally are restricted to United States citizens and domestic corporations. The MMS must approve any assignments of these leases or interests therein.

The federal authorities, as well as many state authorities, require permits for drilling operations, drilling bonds and reports concerning operations and impose other requirements relating to the exploration and production of oil and gas. Individual states also have statutes or regulations addressing conservation matters, including provisions for the unitization or pooling of oil and gas properties, the establishment of maximum rates of production from oil and gas wells and the regulation of spacing, plugging and abandonment of such wells. The statutes and regulations of the federal authorities, as well as many state authorities, limit the rates at which we can produce oil and gas on our properties.

Federal Regulation

The FERC regulates interstate natural gas pipeline transportation rates and service conditions, both of which affect the marketing of natural gas produced by us, as well as the revenues we receive for sales of such natural gas. Since the latter part of 1985, culminating in 1992 in the Order No. 636 series of orders, the FERC has endeavored to make natural gas transportation more accessible to gas buyers and sellers on an open and non-discriminatory basis. The FERC believes "open access" policies are necessary to improve the competitive structure of the interstate natural gas pipeline industry and to create a regulatory framework that will put gas sellers into more direct contractual relations with gas buyers. As a result of the Order No. 636 program, the marketing and pricing of natural gas has been significantly altered. The interstate pipelines' traditional role as wholesalers of natural gas has been terminated and replaced by regulations which require pipelines to provide transportation and storage service to others who buy and sell natural gas. In addition, on February 9, 2000, FERC issued Order No. 637 and promulgated new regulations designed to refine the Order No. 636 "open access" policies and revise the rules applicable to capacity release transactions. These new rules will, among other things, permit existing holders of firm capacity to release or "sell" their capacity to others at rates in excess of FERC's regulated rate for transportation services.

It is unclear what impact, if any, these new rules or increased competition within the natural gas transportation industry will have on us and our gas sales efforts. It is not possible to predict what, if any, effect the FERC's open access or future policies will have on us. Additional proposals and/or proceedings that might affect the natural gas industry may be considered by FERC, Congress or state regulatory bodies. It is not possible to predict when or if any of these proposals may become effective or what effect, if any, they may have on our operations. We do not believe, however, that our operations will be affected any differently than other gas producers or marketers with which we compete.

Price Controls

Our sales of natural gas, crude oil, condensate and natural gas liquids are not regulated and transactions occur at market prices.

State Regulation of Oil and Natural Gas Production

States where we conduct our oil and natural gas activities regulate the production and sale of oil and natural gas, including requirements for obtaining drilling permits, the method of developing new fields, the spacing and operation of wells and the prevention of waste of natural gas and resources. In addition, most states regulate the rate of production and may establish the maximum daily production allowables for wells on a market demand or conservation basis.

Environmental Regulation

Our operations are subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may require us to acquire a permit before we commence drilling; restrict the types, quantities and concentration of various substances that we can release into the environment in connection with drilling and production activities; limit or prohibit our drilling activities on certain lands lying within wilderness, wetlands and other protected areas; and impose substantial liabilities for pollution resulting from our operations. Moreover, the general trend toward stricter standards in environmental legislation and regulation is likely to continue. For instance, as discussed below, legislation has been proposed in Congress from time to time that would cause certain oil and gas exploration and production wastes to be classified as "hazardous wastes", which would make the wastes subject to much more stringent handling and disposal requirements. If such legislation were enacted, it could have a significant impact on our operating costs, as well as on the operating costs of the oil and natural gas industry in general. Initiatives to further regulate the disposal of oil and gas wastes have also been considered in the past by certain states, and these various initiatives could have a similar impact on us. We believe that our current operations substantially comply with applicable environmental laws and regulations and that continued compliance with existing requirements will not have a material adverse impact on us.

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

Resource Conservation and Recovery Act. The Resource Conservation and Recovery Act ("RCRA") is the principle federal statute governing the treatment, storage and disposal of hazardous wastes. RCRA imposes stringent operating requirements, and liability for failure to meet such requirements, on a person who is either a "generator" or "transporter" of hazardous waste or an "owner" or "operator" of a hazardous waste treatment, storage or disposal facility. At present, RCRA includes a statutory exemption that allows most crude oil and natural gas exploration and production waste to be classified as nonhazardous waste. A similar exemption is contained in many of the state counterparts to RCRA. As a result, we are not required to comply with a substantial portion of RCRA's requirements because our operations generate minimal quantities of hazardous wastes. At various times in the past, proposals have been made to amend RCRA to rescind the exemption that excludes crude oil and natural gas exploration and production wastes from regulation as hazardous waste. Repeal or modification of the exemption by administrative, legislative or judicial process, or modification of similar exemptions in applicable state statutes, would increase the volume of hazardous waste we are required to manage and dispose of and could cause us to incur increased operating expenses.

TITLE TO PROPERTIES

As is customary in the oil and natural gas industry, we make only a cursory review of title to undeveloped oil and natural gas leases at the time we acquire them. However, before drilling commences, we search the title, and remedy any material defects before we actually begin drilling the well. To the extent title opinions or other investigations reflect title defects, we (rather than the seller or lessor of the undeveloped property) typically are obligated to cure any such title defects at our expense. If we are unable to remedy or cure any title defects so that it would not be prudent for us to commence drilling operations on the property, we could suffer a loss of our entire investment in the property. We believe that we have good title to our oil and natural gas properties, some of which are subject to immaterial encumbrances, easements and restrictions. Under the terms of our credit facility, we may not grant liens on various properties and must grant to our lenders a mortgage on our oil and gas properties of at least 80% of our present value of proved properties. Our own oil and natural gas properties also typically are subject to royalty and other similar noncost-bearing interests customary in the industry.

We acquired substantial portions of our 3-D seismic data through licenses and other similar arrangements. Such licenses contain transfer and other restrictions customary in the industry.

ITEM 2.  PROPERTIES

PRODUCING PROPERTIES

For information regarding Meridian's properties, see "Item 1. Business" above.

ITEM 3.  LEGAL PROCEEDINGS

There are no material legal proceedings to which Meridian or any of its subsidiaries or partnerships is a party or to which any of its property is subject, other than ordinary and routine litigation incidental to the business of producing and exploring for crude oil and natural gas.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of Meridian's security holders during the fourth quarter of 2000.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK AND DIVIDEND POLICY

Our Common Stock is traded on the New York Stock Exchange under the symbol "TMR." The following table sets forth, for the periods indicated, the high and low sale prices per share for the Common Stock as reported on the New York Stock
Exchange:

                                                                                 HIGH            LOW
                                                                             ------------    -----------
2000:

First quarter..............................................................  $      4.25        $      2.75

Second quarter.............................................................         5.94               3.06

Third quarter..............................................................         7.06               4.38

Fourth quarter ............................................................         8.88               5.94


1999:

First quarter..............................................................  $      3.88        $      2.00

Second quarter.............................................................         6.44               2.94

Third quarter..............................................................         5.75               3.50

Fourth quarter ............................................................         5.19               2.56

The closing sale price of the Common Stock on March 9, 2001, as reported on the New York Stock Exchange Composite Tape, was $8.07. As of March 9, 2001, we had approximately 863 shareholders of record.

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

ITEM 6.  SELECTED FINANCIAL DATA

All financial data should be read in conjunction with our Consolidated Financial Statements and related notes thereto included throughout this report.

                                                                  YEAR ENDED DECEMBER 31,
                                                  -----------------------------------------------------
                                                  2000         1999        1998         1997       1996
                                                  ----         ----        ----         ----       ----
                                                 (In thousands, except prices and per share information)
A.    SUMMARY OF OPERATING DATA

Production:

      Oil (MBbls)                                  3,987        4,454       2,365         914         751

      Natural gas (MMcf)                          27,672       22,711      20,603      14,603      15,783

      Natural gas equivalent (MMcfe)              51,596       49,438      34,793      20,087      20,289

Average Prices:

      Oil ($/Bbl)                             $    27.32   $    17.61   $   12.19   $   19.72   $   21.92

      Natural gas ($/Mcf)                           4.14         2.38        2.16        2.70        2.44

      Natural gas equivalent ($/Mcfe)               4.33         2.68        2.11        2.86        2.71

B.    SUMMARY OF OPERATIONS

Total revenues                                $  226,246   $  133,361   $  74,026   $  58,333   $  56,733

Depletion and depreciation                        69,648       54,222      45,390      26,337      25,342

Net earnings (loss)(1)                            65,070       11,467    (230,708)    (28,541)     16,692

Net earnings (loss) per share:(1)

      Basic                                   $     1.34   $     0.25   $   (5.80)  $   (0.85)  $    0.50

      Diluted                                       1.06         0.25       (5.80)      (0.85)       0.47

Dividends per:

      Common share                                 -----        -----       -----       -----       -----

      Preferred share                         $     1.36   $     1.36   $    0.68       -----       -----

Weighted average common
      shares outstanding                          48,646       45,995      39,774      33,383      33,399

C.    SUMMARY BALANCE SHEET DATA

Total assets                                  $  570,921   $  477,719   $ 445,175   $ 292,558   $ 245,757

Long-term obligations, inclusive
      of current maturities                      250,000      270,000     240,084     107,195      42,000

Stockholders' equity                             270,322      163,860     148,808     145,102     171,432


(1)      Applicable to common stockholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Meridian Resource Corporation is an independent oil and natural gas exploration and production company with operations primarily focused in the onshore and offshore south Louisiana and southeast Texas Gulf Coast region. As an integral part of our business strategy, we take a very disciplined approach to each project incorporating 3-D seismic analysis of every prospective area prior to drilling a first well. We place emphasis on employing every technological tool available to evaluate each prospect prior to commencing drilling.

As of December 31, 2000, Meridian's reserves totaled 306 Bcfe, representing a decrease of 16% from year-end 1999, with a present value of future net cash flows before income taxes of $1,339 million, an increase of $743 million, or 125%, over year-end 1999, based on prices of $26.20 per Bbl of oil and $10.20 per Mcf of natural gas. Production volumes for the year 2000 were 51.6 Bcfe as compared to 49.4 Bcfe for 1999, a 4% increase after accounting for the sale of non-core properties, which resulted in a reduction of 28.4 Bcfe in reserves. We had discoveries and extensions that added 52.1 Bcfe during the year, partially offset by 30.1 Bcfe of revisions of prior reserve estimates. Our reserves have an average reserve life of six years and are approximately 56% natural gas with 72% being proved developed reserves and 28% proved undeveloped reserves. In addition to the proved reserves, Meridian holds 105,893 net undeveloped acres, 42,742 net developed acres, rights and licenses to over 4,200 square miles of 3-D seismic data and access to over 156,000 miles of 2-D seismic data.

We believe that we are in a strong position relative to others in our industry who compete in the south Louisiana and southeast Texas onshore transition zone region. This advantage stems primarily from (1) our technical and professional staff and its experience in exploring for and producing oil and natural gas in our focus area; (2) our large land and seismic inventories, which form the foundation of the Company's future prospects and growth; and (3) our experienced approach to the development of original prospects and the understanding of what works best technically in our region.

Because of the Shell acquisition and merger, we are now in a better position to balance the allocation of capital expenditures between our exploration activities and development/exploitation activities, which provides us with greater flexibility during the volatile price environments we have experienced in the past. The same holds true for calendar year 2001 and the projects currently scheduled for drilling.

Industry Conditions. Our revenues, profitability and future rate of growth are substantially dependent upon prevailing prices for oil and natural gas. Oil and natural gas prices have been extremely volatile in recent years and are affected by many factors outside of our control. In this regard, average worldwide oil and natural gas prices have increased substantially from levels existing during 1998. As a result of these increases, the average price we received during the year ended December 31, 2000 was $4.33 per Mcfe compared to $2.68 per Mcfe during the year ended December 31, 1999. These industry conditions, and any continuation thereof, will have several important consequences to us, including the level of cash flow received from our producing properties, the timing of exploration of certain prospects and our access to capital markets, which could impact our ability to maintain or increase our exploration and development program.

Shell Transactions. On June 30, 1998, we acquired (the "LOPI Transaction") Louisiana Onshore Properties Inc. ("LOPI"), an indirect subsidiary of Shell, pursuant to a merger of a wholly-owned subsidiary with LOPI. The consideration paid in the LOPI Transaction consisted of 12,082,030 shares of our Common Stock and a new issue of convertible Preferred Stock that was convertible into 12,837,428 shares of Common Stock, which together provided Shell Louisiana Onshore Properties Inc., an indirect subsidiary of Shell ("SLOPI"), with beneficial ownership of 39.9% of our common stock on a fully-diluted basis assuming the exercise of all outstanding stock options and warrants and conversion of all Preferred Stock. In a transaction separate from the LOPI Transaction, on June 30, 1998, we also acquired from Shell Western E&P Inc., an indirect subsidiary of Shell ("SWEPI"), various other oil and gas property interests located onshore in south Louisiana for a total cash consideration of $38.6 million (the "SWEPI Acquisition").

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

On January 29, 2001, we completed the repurchase of all of the outstanding Preferred Stock (convertible into 12.8 million shares of Common Stock) and six million shares of our Common Stock from Shell for $114 million. The repurchase of these shares resulted in an immediate reduction in the fully diluted share count of more than 25%.

The Company accumulated the $114 million required to exercise the option to buy back the Company's Preferred Stock and six million shares of Common Stock through a balanced financing structure including $38.7 million in net proceeds from the issuance and sale of Common Stock at $6 5/8 per share; $50.3 million of excess cash flow and proceeds from the sale of non-core properties; and $25 million in subordinated debt.

Ceiling Test Write-down. During 2000 and 1999, crude oil and natural gas prices were significantly improved over 1998. Therefore, we recorded no write-down of the value of our oil and natural gas properties. A significant decline in oil and natural gas prices was the primary cause of our recognition of $245.0 million of non-cash write-downs of our oil and natural gas properties under the full cost method of accounting during 1998. Due to the potential volatility in oil and gas prices and their effect on the carrying value of our proved oil and gas reserves, there can be no assurance that future write-downs will not be required as a result of factors that may negatively affect the present value of proved oil and natural gas reserves and the carrying value of oil and natural gas properties, including volatile oil and natural gas prices, downward revisions in estimated proved oil and natural gas reserve quantities and unsuccessful drilling activities.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000, COMPARED TO YEAR ENDED DECEMBER 31, 1999

Operating Revenues and Production.

Oil and natural gas revenues increased $90.8 million as a result of improved commodity prices and increased production volumes. The production increase, net of reductions from property sales and natural declines, was a direct result of the inclusion of new wells being placed on production and an aggressive workover program during the year 2000. The following table summarizes Meridian's operating revenues, production volumes and average sales prices for the years ended December 31, 2000 and 1999.

                                                             Year Ended
                                                             December 31,                    Increase
                                                           2000         1999                (Decrease)
                                                           ----         ----                ----------
Production:
  Oil (MBbls)                                              3,987         4,454                  (10%)
  Natural gas (MMcf)                                      27,672        22,711                   22%
  Natural gas equivalent (MMcfe)                          51,596        49,438                    4%

Average Sales Price:
  Oil (per Bbl)                                        $   27.32      $  17.61                   55%
  Natural gas (per Mcf)                                     4.14          2.38                   74%
  Natural gas equivalent (per Mcfe)                         4.33          2.68                   62%

Gross Revenues (000's):
  Oil                                                  $ 108,930      $ 78,447                   39%
  Natural gas                                            114,490        54,129                  112%
                                                       ---------      --------               ---------
                                  Total                $ 223,420      $132,576                   69%
                                                       =========      ========               =========

Interest and Other Income.

Interest and other income increased $2.0 million to $2.8 million in 2000, compared to $0.8 million for 1999. This increase was primarily due to invested funds from the sale of properties and the Common Stock offering. These funds were being accumulated for the amount required to exercise the option to buy back the Company's Preferred Stock and six million shares of the Company's Common Stock from Shell.

Operating Expenses.

Oil and natural gas operating expenses increased $3.6 million to $18.2 million in 2000, compared to $14.6 million in 1999. This net increase was the result of several factors. To take advantage of higher commodity prices, the Company pursued an expanded well workover program to increase production during the year 2000; however, these marginal wells incur higher lifting costs. We implemented a cost reduction program to reduce the operating costs on several properties, and this partially offset the increase in costs from the expanded workovers on marginal wells. Additional factors included the expense incurred in bringing new reserves on production, which was partially offset by the property sales which included several wells with high operating costs. The net impact of these various factors was an increase in operating expenses when viewed year over year. On an Mcfe basis, operating expenses were $0.35 per Mcfe for 2000, compared to $0.30 per Mcfe for 1999.

Severance and Ad Valorem Taxes.

Severance and ad valorem taxes increased $4.3 million to $15.6 million in 2000, compared to $11.3 million in 1999. This increase is largely attributable to the 22% increase in natural gas production over the same period in 1999 and the 55% increase in the average sales price of oil over 1999. Meridian's production is primarily from southern Louisiana, and is therefore, subject to a tax rate of 12.5% of gross oil revenues and $0.097 per Mcf for natural gas, an increase from $0.078 per Mcf effective in July 2000.

Depletion and Depreciation.

Depletion and depreciation expenses increased $15.4 million to $69.6 million in 2000, compared to $54.2 million in 1999. This increase was primarily a result of the 4% increase in production on an Mcfe basis over the comparable period in 1999 and an increase in the depletion rate, reflecting the movement of $15.7 million for the year 2000 from the unevaluated to the full cost pool subject to depletion, the sale of non-core properties and revisions of prior reserve estimates.

General and Administrative Expense.

General and administrative expenses increased $2.5 million to $16.4 million in 2000, compared to $13.9 million in 1999. This increase was primarily a result of our expanded exploration and production activities; costs included additional salaries, wages and other compensation and related employee expenses and increased rent related expenses, partially offset by a decrease in franchise taxes, legal expenses and other related administrative expenses.

Interest Expense.

Interest expense increased $2.6 million to $25.5 million in 2000 compared to $22.9 million in 1999. The increase is primarily a result of the issuance of the Subordinated Notes in June 1999, and due to the Federal Reserve Bank's increase during 2000 in overall interest rates, leading to an increase in the average interest rate on the credit facility, partially offset by a decrease in the balance outstanding on the credit facility to $230 million.

YEAR ENDED DECEMBER 31, 1999, COMPARED TO YEAR ENDED DECEMBER 31, 1998

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

                                                                 Year Ended
                                                                December 31,                  Increase
                                                             1999         1998               (Decrease)
                                                             ----         ----               ----------
Production:
  Oil (MBbls)                                                4,454        2,365                  88%
  Natural gas (MMcf)                                        22,711       20,603                  10%
  Natural gas equivalent (MMcfe)                            49,438       34,793                  42%

Average Sales Price:
  Oil (per Bbl)                                          $   17.61      $ 12.19                  44%
  Natural gas (per Mcf)                                       2.38         2.16                  10%
  Natural gas equivalent (per Mcfe)                           2.68         2.11                  27%

Gross Revenues (000's):
  Oil                                                    $  78,447      $28,911                 171%
  Natural gas                                               54,129       44,425                  22%
                                                         ---------      -------                ------
                                  Total                  $ 132,576      $73,336                  81%
                                                         =========      =======                ======

Operating Expenses.

Oil and natural gas operating expenses increased $1.8 million to $14.6 million in 1999, compared to $12.8 million in 1998. The increase was primarily due to the additional operating expenses related to increased production and the inclusion of costs and expenses from the Shell properties for the full year as well as new wells brought on production in 1999. When viewed on a per unit basis, this reflects a decrease in operating costs to $0.30 per Mcfe for 1999 compared to $0.37 per Mcfe for 1998. This reduction was due to our efforts to reduce operating costs on all of our properties, especially those purchased from Shell, which had a higher cost of operations associated with them upon assuming control on June 30, 1998.

Severance and Ad Valorem Taxes.

Severance and ad valorem taxes increased $7.2 million to $11.3 million in 1999, compared to $4.1 million in 1998. Meridian's oil and natural gas is primarily produced from south Louisiana, and, therefore, is subject to Louisiana's severance tax. Louisiana's severance tax rates were $0.078 per Mcf for natural gas and 12.5% of gross oil revenue. Our 1999 severance tax increase of $7.2 million was largely tied to the increase of oil and natural gas production over 1998 and the fact that our average oil price increased 44% over 1998.

Depletion and Depreciation.

Depletion and depreciation expenses increased $8.8 million to $54.2 million in 1999, compared to $45.4 million in 1998. The increase was primarily due to the increased production in 1999 over 1998 levels.

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

Interest Expense.

Interest expense increased $9.7 million to $22.9 million in 1999 compared to $13.2 million in 1998. The increase is primarily a result of additional borrowings under the credit facility for the full year of 1999 versus only six months of 1998, and the issuance in June 1999 of $20 million of 9 1/2% Convertible Subordinated Notes, due June 18, 2005. These additional funds were utilized in our capital expenditures program to further the exploration and development activities during a period when many in the industry were not as active in their drilling programs and drilling and service costs were lower.

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL. During 2000, Meridian's liquidity improved significantly. Capital expenditures were internally financed from the Company's cash flow generated from operations. Meridian's unhedged position since July 2000 allowed us to take full advantage of strong commodity prices during the last six months of the year, contributing to high levels of cash flow. In addition, Meridian continued initiatives designed to increase liquidity and provide flexibility in our capital structure. We completed the sale of certain non-strategic assets resulting in cash proceeds of approximately $35 million of which $20 million was applied to debt reduction. The Company also sold 6,021,500 shares of Common Stock during 2000, for net proceeds of approximately $38.7 million to the Company. As of December 31, 2000, we had a cash balance of $95.1 million and working capital of $90.2 million.

This improvement in working capital demonstrates our commitment to de-levering the balance sheet by using available cash flow to reduce payables and other debt. Our strategy is to grow the Company prudently, taking advantage of the strong asset base built over the years to add reserves through the drill bit while maintaining a disciplined approach to costs. Where appropriate, we will allocate excess cash above capital expenditures to reduce leverage.

CREDIT FACILITY. We entered into an amended and restated credit facility with The Chase Manhattan Bank as Administrative Agent (the "Credit Facility") to provide for maximum borrowings, subject to borrowing base limitations, of up to $250 million. Due to the property sales during 2000, the borrowing base was reduced to $230 million. The Company is currently negotiating its scheduled borrowing base redetermination with its banks. Borrowings under the Credit Facility are secured by pledges of the outstanding capital stock of our subsidiaries and a mortgage on the oil and natural gas properties of at least 80% of its present value of proved properties. The Credit Facility contains various restrictive covenants, including, among other items, maintenance of certain financial ratios and restrictions on cash dividends on the Common Stock. Borrowings under the Credit Facility mature on May 22, 2003.

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

SHORT-TERM NOTE AGREEMENT. We entered into a short-term subordinated credit agreement with Fortis Capital Corporation for $25 million, effective January 5, 2001. The interest rate is LIBOR plus 3.5%. The termination date is December 31, 2001.

9 1/2% CONVERTIBLE SUBORDINATED NOTES. During June 1999, we completed private placements of an aggregate of $20 million of our 9 1/2% Convertible Subordinated Notes due June 18, 2005 (the "Notes"). The Notes are unsecured and contain customary events of default, but do not contain any maintenance or other restrictive covenants. Interest is payable on a quarterly basis.

The Notes are convertible at any time by the holders of the Notes into shares of our Common Stock, utilizing a conversion price of $7.00 per share (the "Conversion Price"). The Conversion Price is subject to customary anti-dilution provisions. The holders of the Notes have been granted registration rights with respect to the shares of Common Stock that would be issued upon conversion of the Notes or issuance of the warrants discussed below.

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

CAPITAL EXPENDITURES. Capital expenditures in 2000 consisted of $102.7 million for property and equipment additions primarily related to exploration and development of various prospects, including leases, seismic data acquisitions, and drilling and workover activities. The Company expanded workover activities to take advantage of high commodity prices. Our strategy is to blend exploration drilling activities with high-confidence workover and development projects selected from our broad asset inventory added to our daily production during a high commodity price environment. This strategy brought on production and added reserves sooner than the drilling of deep, higher risk exploration wells. The workover additions came from key producing fields, primarily West Lake Verret, Weeks Island, and Good Hope.

The 2001 capital expenditures plan has been established at approximately $100 million. The final projects will be determined based on a variety of factors, including prevailing prices for oil and natural gas, our expectations as to future pricing and the level of cash flow from operations. We currently anticipate funding the 2001 plan primarily utilizing cash flow from operations. Where appropriate, we will use excess cash flow from operations as a result of increased rates or prices beyond that needed for the 2001 capital expenditures plan to be used to de-lever the Company by development of exploration discoveries or direct payment of debt.

SALE OF PROPERTIES. To reduce bank debt and increase liquidity, the Company announced on January 14, 2000, the initiation of a formal process to pursue the sale of certain non-strategic oil and gas properties located in south Louisiana, the Texas Gulf Coast and offshore in the Gulf of Mexico. As of December 31, 2000, seven transactions had been closed, covering a net total of 28.4 Bcfe for a total of approximately $35 million, or an average price of $1.24 Mcfe. Of the property sale proceeds, $20 million was used to reduce bank debt. While additional non-strategic properties may be sold, the Company may elect to retain the properties if the expected earnings generated from continued operations exceeds the value of any offer for those properties. There is no assurance that additional sales will take place or that the prices realized on any such sales will be comparable to previous property sales.

DIVIDENDS. It is our policy to retain existing cash for reinvestment in our business, and therefore, we do not anticipate that dividends will be paid with respect to the Common Stock in the foreseeable future. The Preferred Stock issued upon closing of the LOPI Transaction accrued an annual cash dividend of 4% of its stated value with the dividend ceasing to accrue incrementally on one-third of the shares of Preferred Stock on June 30, 2001, 2002 and 2003 so that no dividends would have accrued on any shares of Preferred Stock after June 30, 2003. Dividends on the Preferred Stock aggregating $5.4 million were accrued for 2000, of which $2.7 million had been paid as of December 31, 2000. Dividends were paid on a pro-rata basis up until the exercise date of the option to purchase the Preferred Stock held by Shell.

STOCK RIGHTS AND RESTRICTIONS AGREEMENT. In June 1998, Meridian acquired substantially all of Shell's onshore south Louisiana oil and gas properties. In consideration of the purchase, Meridian issued to Shell Louisiana Onshore Properties, Inc. ("SLOPI"), 12.1 million shares of Common Stock plus Preferred Stock with a stated value of $135 million. The terms of the original Stock Rights and Restrictions Agreement allowed for the conversion of the Preferred Stock into Common Stock at any time and beginning July 1, 2000, and the potential for 25% of Shell's Common Stock holdings to be sold per year, each subsequent year.

Meridian and SLOPI, on July 18, 2000, announced a definitive agreement granting Meridian an option to repurchase all of the outstanding shares of our Preferred Stock (convertible into 12.8 million shares of Common Stock), plus six million shares of our Common Stock held by Shell, for an aggregate cash price of $114 million. Further, the agreement provided that Shell would not dispose of any of its stock position until the latter part of April 2001 and any subsequent stock sales would be subject to Rule 144 of the Securities Act of 1933. As consideration for the option, we issued Shell one million shares of our Common Stock. The "Option and Standstill Agreement" was exercised in a single transaction on January 29, 2001. After Meridian exercised the option, Shell remains Meridian's largest shareholder, with approximately 7.1 million shares of Common Stock. The agreement is intended to benefit all shareholders, both by potentially reducing the number of outstanding shares and by eliminating the uncertainty resulting from the unknown amount of dilution related to the "make whole" provision of the Preferred Stock. We believe that exercise of the option has simplified our capital structure.

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

Actual results and trends in the future may differ materially depending on a variety of factors including, but not limited to the following:

Changes in the price of oil and natural gas. The prices we receive for our oil and natural gas production and the level of such production are subject to wide fluctuations and depend on numerous factors that we do not control, including seasonality, worldwide economic conditions, the condition of the United States economy (particularly the manufacturing sector), foreign imports, political conditions in other oil-producing countries, the actions of the Organization of Petroleum Exporting Countries and domestic government regulation, legislation and policies. Material declines in the prices received for oil and natural gas could make the actual results differ from those reflected in our forward-looking statements.

Operating Risks. The occurrence of a significant event against which we are not fully insured against could have a material adverse effect on our financial position and results of operations. Our operations are subject to all of the risks normally incident to the exploration for and the production of oil and natural gas, including uncontrollable flows of oil, natural gas, brine or well fluids into the environment (including groundwater and shoreline contamination), blowouts, cratering, mechanical difficulties, fires, explosions, unusual or unexpected formation pressures, pollution and environmental hazards, each of which could result in damage to or destruction of oil and natural gas wells, production facilities or other property, or injury to persons. In addition, we are subject to other operating and production risks such as title problems, weather conditions, compliance with government permitting requirements, shortages of or delays in obtaining equipment, reductions in product prices, limitations in the market for products, litigation and disputes in the ordinary course of business. Although we maintain insurance coverage considered to be customary in the industry, we are not fully insured against certain of these risks either because such insurance is not available or because of high premium costs. We cannot predict if or when any such risks could affect our operations. The occurrence of a significant event for which we are not adequately insured could cause our actual results to differ from those reflected in our forward-looking statements.

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

Uncertainties in Estimating Reserves and Future Net Cash Flows. Reserve engineering is a subjective process of estimating the recovery from underground accumulations of oil and natural gas we cannot measure in an exact manner, and the accuracy of any reserve estimate is a function of the quality of those accumulations of data and of engineering and geological interpretation and judgement. Reserve estimates are inherently imprecise and may be expected to change as additional information becomes available. There are numerous uncertainties inherent in estimating quantities and values of proved reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond our control. Because all reserve estimates are to some degree speculative, the quantities of oil and natural gas that we ultimately recover, production and operating costs, the amount and timing of future development expenditures and future oil and natural gas sales prices may differ from those assumed in these estimates. Significant downward revisions to our existing reserve estimates could cause the actual results to differ from those reflected in our forward-looking statements.

ITEM 7. A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is from time to time exposed to market risk from changes in interest rates and hedging contracts. A discussion of the market risk exposure in financial instruments follows.

INTEREST RATES

We are subject to interest rate risk on our long-term fixed interest rate debt and variable interest rate borrowings. Our long-term borrowings primarily consist of borrowings under the Credit Facility and the $20 million principal of 9 1/2% Convertible Subordinated Notes due June 18, 2005. Since interest charged borrowings under the Credit Facility floats with prevailing interest rates (except for the applicable interest period for Eurodollar loans), the carrying value of borrowings under the Credit Facility should approximate the fair market value of such debt. Changes in interest rates, however, will change the cost of borrowing. Assuming $230 million remains borrowed under the Credit Facility, we estimate our annual interest expense will change by $2.3 million for each 100 basis point change in the applicable interest rates utilized under the Credit Facility. Changes in interest rates would, assuming all other things being equal, cause the fair market value of debt with a fixed interest rate, such as the Notes, to increase or decrease, and thus increase or decrease the amount required to refinance the debt. The fair value of the Notes is dependent on prevailing interest rates and our current stock price as it relates to the conversion price of $7.00 per share of our Common Stock.

HEDGING CONTRACTS

Meridian may address market risk by selecting instruments whose value fluctuations correlate strongly with the underlying commodity being hedged. From time to time, we may enter into swaps and other derivative contracts to hedge the price risks associated with a portion of anticipated future oil and gas production. While the use of hedging arrangements limits the downside risk of adverse price movements, it may also limit future gains from favorable movements. Under these agreements, payments are received or made based on the differential between a fixed and a variable product price. These agreements are settled in cash at or prior to expiration or exchanged for physical delivery contracts. Meridian does not obtain collateral to support the agreements, but monitors the financial viability of counter-parties and believes its credit risk is minimal on these transactions. In the event of nonperformance, we would be exposed to price risk. Meridian has some risk of accounting loss since the price received for the product at the actual physical delivery point may differ from the prevailing price at the delivery point required for settlement of the hedging transaction.

                  GLOSSARY OF CERTAIN OIL AND NATURAL GAS TERMS

The definitions set forth below apply to the indicated terms commonly used in the oil and natural gas industry and in this Form 10-K. Mcfe is calculated using the ratio of six Mcf of natural gas to one barrel of oil, condensate or natural gas liquids, which approximates the relative energy content of crude oil, condensate and natural gas liquids as compared to natural gas. Prices have historically been substantially higher for crude oil than natural gas on an energy equivalent basis. Any reference to net wells or net acres was determined by multiplying gross wells or acres by our working percentage interest therein.

         "Bbl" means barrel and "Bbls" means barrels.
         "Bcf" means billion cubic feet.
         "Bcfe" means billion cubic feet of natural gas equivalent.
         "Btu" means British Thermal Unit.
         "EPA" means Environmental Protection Agency.
         "FERC" means the Federal Energy Regulatory Commission.
         "MBbls"  means thousand barrels.
         "Mcf" means thousand cubic feet.
         "Mcfe" means thousand cubic feet of natural gas equivalent.
         "MMBbls" means million barrels.
         "MMBtu" means million Btus.
         "MMcf" means million cubic feet.
         "MMcfe" means million cubic feet of natural gas equivalent.
         "NGPA" means the Natural Gas Policy Act of 1978, as amended.
         "Present Value of Future Net Cash Flows" or "Present Value of Proved Reserves" means the present value of estimated future revenues to be generated from the production of proved reserves calculated in accordance with Securities and Exchange Commission guidelines, net of estimated production and future development costs, using prices and costs as of the date of estimation without future escalation, without giving effect to non-property related expenses such as general and administrative expenses, debt service, future income tax expenses and depreciation, depletion and amortization, and discounted using an annual discount rate of 10%.
         "Tcf" means trillion cubic feet.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          Index to Financial Statements

                                                                                                              Page
                                                                                                              ----
Report of Independent Auditors                                                                                 32

Consolidated Statements of Operations
  -- For each of the three years in the period ended December 31, 2000                                         33

Consolidated Balance Sheets--December 31, 2000 and 1999                                                        34

Consolidated Statements of Cash Flows
  -- For each of the three years in the period ended December 31, 2000                                         36

Consolidated Statements of Changes in Stockholders' Equity
  -- For each of the three years in the period ended December 31, 2000                                         37

Notes to Consolidated Financial Statements                                                                     38

Consolidated Supplemental Oil and Natural Gas Information (Unaudited)                                          52

                         REPORT OF INDEPENDENT AUDITORS





Board of Directors and Stockholders
The Meridian Resource Corporation

We have audited the accompanying consolidated balance sheets of The Meridian Resource Corporation and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Meridian Resource Corporation and subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.



                                                       ERNST & YOUNG LLP


Houston, Texas
March 2, 2001

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          (thousands, except per share)

                                                                         YEAR ENDED DECEMBER 31,
                                                                    --------------------------------
                                                                    2000          1999          1998
                                                                    ----          ----          ----

REVENUES:



      Oil and natural gas                                         $ 223,420    $  132,576    $   73,336

      Interest and other                                              2,826           785           690
                                                                  ---------    ----------    ----------
                                                                    226,246       133,361        74,026
                                                                  ---------    ----------    ----------

OPERATING COSTS AND EXPENSES:

      Oil and natural gas operating                                  18,234        14,604        12,841

      Severance and ad valorem taxes                                 15,578        11,338         4,069

      Depletion and depreciation                                     69,648        54,222        45,390

      General and administrative                                     16,383        13,928         9,564

      Impairment of long-lived assets                                    --            --       245,011

      Litigation expenses and loss provision                             --          (477)           --
                                                                  ---------    ----------    ----------

                                                                    119,843        93,615       316,875
                                                                  ---------    ----------    ----------


EARNINGS (LOSS) BEFORE INTEREST
      AND INCOME TAXES                                              106,403        39,746      (242,849)
                                                                  ---------    ----------    ----------

OTHER EXPENSES:

      Interest expense                                               25,533        22,879        13,211

      Taxes on income                                                10,400            --       (28,052)
                                                                  ---------    ----------    ----------

                                                                     35,933        22,879       (14,841)
                                                                  ---------    ----------    ----------

NET EARNINGS (LOSS)                                                  70,470        16,867      (228,008)

DIVIDENDS ON PREFERRED STOCK                                          5,400         5,400         2,700
                                                                  ---------    ----------    ----------

NET EARNINGS (LOSS) APPLICABLE
      TO COMMON STOCKHOLDERS                                      $  65,070    $   11,467    $ (230,708)
                                                                  =========    ==========    ==========
NET EARNINGS (LOSS) PER SHARE:
      Basic                                                       $    1.34    $     0.25    $    (5.80)
                                                                  =========    ==========     ==========
      Diluted                                                     $    1.06    $     0.25    $    (5.80)
                                                                  =========    ==========    ==========
WEIGHTED AVERAGE NUMBER OF
      COMMON SHARES:
      Outstanding                                                    48,646        45,995        39,774
                                                                  =========    ==========    ==========
      Assuming dilution                                              67,521        45,995        39,774
                                                                  =========    ==========    ==========

                 See notes to consolidated financial statements.

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (thousands of dollars)


                                                                                              DECEMBER 31,
                                                                                         ---------------------
                                                                                         2000             1999
                                                                                         ----             ----
ASSETS


CURRENT ASSETS:

Cash and cash equivalents                                                            $      95,122   $        6,617

Accounts receivable, less allowance for doubtful accounts
      $891 [2000] and $1,003 [1999]                                                         36,073           28,478

Due from affiliates                                                                             --              165

Prepaid expenses and other                                                                   1,103            1,234
                                                                                     -------------    -------------

      Total current assets                                                                 132,298           36,494
                                                                                     -------------    -------------

PROPERTY AND EQUIPMENT:

Oil and natural gas properties, full cost method (including
      $47,027 [2000] and $62,686 [1999] not
      subject to depletion)                                                                982,566          916,495

Land                                                                                           478              478

Equipment                                                                                   10,283            8,737
                                                                                     -------------    -------------
                                                                                           993,327          925,710



Accumulated depletion and depreciation                                                     558,843          489,203
                                                                                     -------------    -------------
                                                                                           434,484          436,507
                                                                                     -------------    -------------
OTHER ASSETS, NET                                                                            4,139            4,718
                                                                                     -------------    -------------
                                                                                     $     570,921    $     477,719
                                                                                     =============    =============






                 See notes to consolidated financial statements.

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (continued)
                             (thousands of dollars)


                                                                                              DECEMBER 31,
                                                                                         ---------------------
                                                                                         2000             1999
                                                                                         ----             ----
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Accounts payable                                                                     $      18,216     $     21,359

Revenues and royalties payable                                                               1,453            4,728

Due to affiliates                                                                              756               --

Accrued liabilities                                                                         19,774           17,772

Current income taxes payable                                                                 1,900               --
                                                                                     -------------     ------------
     Total current liabilities                                                              42,099           43,859
                                                                                     -------------     ------------
LONG-TERM DEBT                                                                             230,000          250,000
                                                                                     -------------     ------------
9 1/2% CONVERTIBLE SUBORDINATED NOTES                                                       20,000           20,000
                                                                                     -------------     ------------
DEFERRED INCOME TAXES                                                                        8,500               --
                                                                                     -------------     ------------

STOCKHOLDERS' EQUITY:

Preferred stock, $1.00 par value (25,000,000 shares authorized,
     3,982,906 [2000 and 1999] shares of Series A Cumulative
     Convertible Preferred Stock issued at stated value)                                   135,000          135,000

Common stock, $0.01 par value (200,000,000 shares
     authorized, 53,763,285 [2000] and 46,409,980 [1999]
     issued)                                                                                   550              472

Additional paid-in capital                                                                 315,603          274,298

Accumulated deficit                                                                       (180,277)        (245,347)

Unrealized loss on securities held for resale                                                 (185)            (185)

Unamortized deferred compensation                                                             (369)            (378)
                                                                                     -------------     ------------

     Total stockholders' equity                                                            270,322          163,860
                                                                                     -------------     ------------

                                                                                     $     570,921    $     477,719
                                                                                     =============    =============


                 See notes to consolidated financial statements.

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (thousands of dollars)

                                                                                 YEAR ENDED DECEMBER 31,
                                                                           -----------------------------------
                                                                           2000           1999            1998
                                                                           ----           ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)                                                  $      70,470   $     16,867   $    (228,008)

  Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:

      Depletion and depreciation                                              69,648         54,222          45,390

      Amortization of other assets                                             1,276          1,244             345

      Non-cash compensation                                                    2,729          3,685           1,948

      Impairment of long-lived assets                                             --             --         245,011

      Deferred income taxes                                                    8,500             --         (28,052)

  Changes in assets and liabilities:

      Accounts receivable                                                     (7,595)         4,080         (21,638)

      Due to (from) affiliates                                                   921          4,683          (1,810)

      Prepaid expenses and other                                                 131            160            (264)

      Accounts payable                                                        (3,143)         2,221          11,403

      Revenues and royalties payable                                          (3,275)        (1,771)            509

      Accrued liabilities and other                                            3,902        (14,224)          2,760
                                                                       -------------   ------------   -------------
Net cash provided by operating activities                                    143,564         71,167          27,594
                                                                       -------------   ------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Additions to property and equipment                                       (102,679)      (108,191)       (155,989)

  Sale of property and equipment                                              35,054          8,917           2,045
                                                                       -------------   ------------   -------------
Net cash used in investing activities                                        (67,625)       (99,274)       (153,944)
                                                                       -------------   ------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from long-term debt                                                 2,000         40,000         143,000

  Reductions in long-term debt                                               (22,000)       (10,084)        (10,111)

  Preferred dividends                                                         (5,400)        (4,050)         (1,350)

  Issuance of stock/exercise of stock options                                 38,663             85           1,293

  Additions to deferred loan costs                                              (697)          (705)         (5,087)
                                                                       -------------   ------------   -------------
Net cash provided by financing activities                                     12,566         25,246         127,745
                                                                       -------------   ------------   -------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                       88,505         (2,861)          1,395

Cash and cash equivalents at beginning of year                                 6,617          9,478           8,083
                                                                       -------------   ------------   -------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                               $      95,122   $      6,617   $       9,478
                                                                       =============   ============   =============




                 See notes to consolidated financial statements.

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000 (in thousands)

                                       Preferred Stock    Common Stock  Additional  Accumulated  Unamortized  Unrealized
                                       ---------------    ------------    Paid-In     Earnings    Deferred     Loss On
                                      Shares Par Value  Shares Par Value  Capital    (Deficit)  Compensation  Securities
                                      ------ ---------  ------ ---------  -------    ---------  ------------  ----------
Balance, December 31, 1997            -----  $  -----   33,481   $  336   $172,023   $ (26,106)   $  (309)     $-----

  Exercise of stock options           -----     -----      254        3      1,290       -----      -----       -----

  Company's 401(k) plan contribution  -----     -----    -----    -----       (487)      -----      -----       -----

  Issuance of rights to common stock  -----     -----    -----        1      1,599       -----     (1,600)      -----

  Compensation expense                -----     -----    -----    -----      -----       -----      1,616       -----

  Issuance of shares - Shell                                                                                   -----
  Transaction:

     Preferred stock                  3,983   135,000    -----    -----      -----       -----      -----       -----

     Common stock                     -----     -----   12,082      121     96,052       -----      -----       -----

  Preferred dividends                 -----     -----    -----    -----      -----      (2,700)     -----       -----

  Net loss                            -----     -----    -----    -----      -----    (228,008)     -----       -----

Balance, December 31, 1998            3,983   135,000   45,817      461    270,477    (256,814)      (293)      -----

  Exercise of stock options           -----     -----       32    -----         85       -----      -----       -----

  Company's 401(k) plan contribution  -----     -----      138        2        562       -----      -----       -----

  Issuance of rights to common stock  -----     -----    -----        5      1,492       -----     (1,497)      -----

  Issuance of shares as compensation  -----     -----      423        4      1,682       -----      -----       -----

  Compensation expense                -----     -----    -----    -----      -----       -----      1,412       -----

  Realization on securities held      -----     -----    -----    -----      -----       -----      -----        (185)

  Preferred dividends                 -----     -----    -----    -----      -----      (5,400)     -----       -----

  Net earnings                        -----     -----    -----    -----      -----      16,867      -----       -----

Balance, December 31, 1999            3,983   135,000   46,410      472    274,298    (245,347)      (378)       (185)

  Issuance of rights to common stock  -----     -----    -----        4      1,596       -----     (1,600)      -----

  Company's 401(k) plan contribution  -----     -----       58        1        335       -----      -----       -----

  Issuance of shares as compensation  -----     -----      256        3       781        -----       -----       -----

  Exercise of stock options           -----     -----       18    -----        70        -----       -----       -----

  Compensation expense                -----     -----    -----    -----     -----        -----       1,609       -----

  Shares issued to SLOPI              -----     -----    1,000       10       (10)       -----       -----       -----

  Issuance of shares from stock
   offerinG                           -----     -----    6,021       60    38,533        -----       -----       -----

  Preferred dividends                 -----     -----    -----    -----     -----       (5,400)      -----       -----

  Net earnings                        -----     -----    -----    -----     -----       70,470       -----       -----
                                     ------  --------   ------   ------  --------    ---------      ------       -----
Balance, December 31, 2000            3,983  $135,000   53,763   $  550  $315,603    $(180,277)     $ (369)       (185)
                                     ======  ========   ======   ======  ========    =========      ======       =====

                                      Treasury Stock
                                      --------------
                                      Shares  Cost     Total
                                      ------  ----     -----
Balance, December 31, 1997               47  $(842)  $ 145,102

  Exercise of stock options           -----   -----      1,293

  Company's 401(k) plan contribution    (46)    819        332

  Issuance of rights to common stock  -----   -----      -----

  Compensation expense                -----   -----      1,616

  Issuance of shares - Shell
  Transaction:

     Preferred stock                  -----   -----    135,000

     Common stock                     -----   -----     96,173

  Preferred dividends                 -----   -----     (2,700

  Net loss                            -----   -----   (228,008

Balance, December 31, 1998                1     (23)   148,808

  Exercise of stock options           -----   -----         85

  Company's 401(k) plan contribution    (1)      23        587

  Issuance of rights to common stock  -----   -----      -----

  Issuance of shares as compensation  -----   -----      1,686

  Compensation expense                -----   -----      1,412

  Realization on securities held      -----   -----       (185

  Preferred dividends                 -----   -----     (5,400

  Net earnings                        -----   -----     16,867

Balance, December 31, 1999            -----   -----    163,860

  Issuance of rights to common stock  -----   -----      -----

  Company's 401(k) plan contribution  -----   -----        336

  Issuance of shares as compensation  -----   -----       784

  Exercise of stock options           -----   -----        70

  Compensation expense                -----   -----     1,609

  Shares issued to SLOPI              -----   -----     -----

  Issuance of shares from stock
   offering                           -----   -----    38,593

  Preferred dividends                 -----   -----    (5,400)

  Net earnings                        -----   -----    70,470
                                     ------  ------  --------
Balance, December 31, 2000            -----  $-----  $270,322
                                     ======  ======  ========

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

CASH AND CASH EQUIVALENTS

For purposes of the statements of cash flows, cash equivalents include time deposits, certificates of deposit and all highly liquid instruments with original maturities of three months or less. The Company made cash payments for interest of $25.3 million, $23.2 million and $12.3 million in 2000, 1999 and 1998, respectively. There were no cash payments for income taxes for 2000, 1999 or 1998.

CONCENTRATIONS OF CREDIT RISK

Substantially all of the Company's receivables are due from oil and natural gas purchasers and other oil and natural gas producing companies located in the United States. Accounts receivable are generally not collateralized. Historically, credit losses incurred on receivables of the Company are not significant.

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

ACCOUNTING PRONOUNCEMENT

In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which is effective for fiscal years beginning after June 15, 2000, with earlier adoption encouraged. FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company has determined SFAS No. 133 will not have any effect on the current results of operations and financial position. The Company will adopt this accounting standard as required by January 1, 2001.

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

3.       IMPAIRMENT OF LONG-LIVED ASSETS

A significant decline in oil and natural gas prices during 1998 resulted in the Company recognizing non-cash write-downs totaling $245.0 million of its oil and natural gas properties under the full cost method of accounting.

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

4.       DEBT

LONG-TERM DEBT

In May 1998, the Company amended and restated the Company's credit facility with The Chase Manhattan Bank as Administrative Agent (the "Credit Facility") to provide for maximum borrowings, subject to borrowing base limitations, of up to $250 million. In November 1998, the Company amended the Credit Facility to increase the then-existing borrowing base from $200 million to $250 million. The borrowing base, currently set at $230 million, is scheduled to be redetermined in March 2001. In addition to the regularly scheduled semi-annual borrowing base redeterminations, the lenders under the Credit Facility have the right to redetermine the borrowing base at any time once during each calendar year and the Company has the right to obtain a redetermination by the banks of the borrowing base once during each calendar year. Borrowings under the Credit Facility are secured by pledges of the outstanding capital stock of the Company's material subsidiaries and a mortgage on the Company's oil and natural gas properties of at least 80% of its present value of proved properties. The Credit Facility contains various restrictive covenants, including, among other items, maintenance of certain financial ratios and restrictions on cash dividends on the Common Stock. Borrowings under the Credit Facility mature on May 22, 2003.

Under the Credit Facility, as amended, the Company may secure either (i) an alternative base rate loan that bears interest at a rate per annum equal to the greatest of the administrative agent's prime rate, a certificate of deposit based rate or federal funds based rate plus 0.25% to 1.0% or (ii) a Eurodollar base rate loan that bears interest, generally, at a rate per annum equal to the London interbank offered rate plus 1.25% to 2.5%, depending on the Company's ratio of the aggregate outstanding loans and letters of credit to the borrowing base. The Credit Facility also provides for commitment fees ranging from 0.3% to 0.5% per annum. At December 31, 2000, the Company had outstanding borrowings of $230 million under the Credit Facility.

9 1/2% CONVERTIBLE SUBORDINATED NOTES

During June 1999, the Company completed private placements of an aggregate of $20 million of its 9 1/2% Convertible Subordinated Notes due June 18, 2005 (the "Notes"). The Notes are unsecured and contain customary events of default, but do not contain any maintenance or other restrictive covenants. Interest is payable on a quarterly basis.

The Notes are convertible at any time by the holders of the Notes into shares of the Company's Common Stock, $.01 par value ("Common Stock"), utilizing a conversion price of $7.00 per share (the "Conversion Price"). The Conversion Price is subject to customary anti-dilution provisions. The holders of the Notes have been granted registration rights with respect to the shares of Common Stock would be issued upon conversion of the Notes or issuance of the warrants discussed below.

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

5.       LEASE OBLIGATIONS

The Company has a seven-year operating lease for office space with a primary term expiring in September 2006. The Company also has operating leases for equipment with various terms, none exceeding three years. Rental expense amounted to approximately $1.9 million, $1.4 million and $0.7 million in 2000, 1999 and 1998, respectively. Future minimum lease payments under all non-cancelable operating leases having initial terms of one year or more are estimated to be $1.3 million for each of the years 2001 - 2003, $1.4 million for the years 2004 and 2005, and $1.3 million thereafter.

6.       COMMITMENTS AND CONTINGENCIES

LITIGATION

There are no other material legal proceedings to which Meridian or any of our subsidiaries or partnerships is a party or by which any of our property is subject, other than ordinary and routine litigation incidental to the business of producing and exploring for crude oil and natural gas.

7.       SHELL TRANSACTIONS

On June 30, 1998, the Company acquired (the "LOPI Transaction") Louisiana Onshore Properties Inc. ("LOPI"), an indirect subsidiary of Shell, pursuant to a merger of a wholly-owned subsidiary of the Company with LOPI. The consideration paid in the LOPI Transaction consisted of 12,082,030 shares of the Company's Common Stock, $.01 par value ("Common Stock"), and a new issue of convertible Preferred Stock of the Company (the "Preferred Stock") that is convertible into 12,837,428 shares of Common Stock, which together provided Shell Louisiana Onshore Properties Inc., an indirect subsidiary of Shell ("SLOPI"), with beneficial ownership of 39.9% of the outstanding shares of Common Stock as of the closing of the LOPI Transaction, assuming exercise of all outstanding options and warrants and the conversion of the Preferred Stock. In a transaction separate from the LOPI Transaction, on June 30, 1998, the Company also acquired from Shell Western E&P, Inc., an indirect subsidiary of Shell, various other oil and gas property interests located onshore in south Louisiana for a total cash consideration of $38.6 million (together with the LOPI Transaction, the "Shell Transactions"). The combined purchase price of $303.5 million, including related deferred tax liability of $28 million, was allocated to oil and gas properties, including $37 million of unevaluated costs.

8.       TAXES ON INCOME

Provisions (benefits) for federal and state income taxes are as follows (thousands of dollars):

                                                                      YEAR ENDED DECEMBER 31,
                                                                      -----------------------
                                                               2000            1999             1998
                                                               ----            ----             ----
Current:

      Federal                                              $         779           -----         $  -----

      State                                                        1,121           -----            -----

Deferred:

      Federal                                                      8,500           -----          (28,052)
                                                           -------------        --------         --------
                                                           $      10,400           -----         $(28,052)
                                                           =============        ========         ========

Income tax expense as reported is reconciled to the federal statutory rate (35%) as follows (thousands of dollars):


                                                                                 YEAR ENDED DECEMBER 31,
                                                                                 -----------------------
                                                                          2000           1999             1998
                                                                          ----           ----             ----

Income tax provision (benefit) computed at statutory rate             $     28,305    $      5,903    $     (89,621)

Nondeductible costs                                                          1,175             870            3,405

State income tax net of federal tax benefit                                    729           -----            -----

Net operating loss carryforwards not benefited
      in the income tax provision                                            -----           -----           39,836

Change in valuation allowance                                              (19,809)         (6,773)          18,328
                                                                      ------------    ------------    -------------
                                                                      $     10,400           -----    $     (28,052)
                                                                      ============    ------------    =============

Deferred income taxes reflect the net tax effects of net operating losses, depletion carryovers, and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows (thousands of dollars):

                                                                                             DECEMBER 31,
                                                                                             ------------
                                                                                           2000       1999
                                                                                           ----       ----
Deferred tax assets:

   Net operating tax loss carryforward                                                 $ 37,964    $  60,108

   Statutory depletion carryforward                                                         950          950

   Tax credits                                                                              779        -----

   Other                                                                                  2,484        2,130

   Valuation allowance                                                                     (500)     (20,309)
                                                                                       --------    ---------
Total deferred tax assets                                                                41,677       42,879
                                                                                       --------    ---------
Deferred tax liabilities:

   Book in excess of tax basis in oil and gas properties                                 50,107       42,809

   Basis differential in long-term investments                                               70           70
                                                                                       --------    ---------
Total deferred tax liabilities                                                           50,177       42,879
                                                                                       --------    ---------

Net deferred tax asset (liability)                                                     $ (8,500)       -----
                                                                                       ========    =========

As of December 31, 2000, the Company has approximately $108.5 million of tax net operating loss carryforwards which begin to expire in 2005. Some of the net operating loss carryforwards are subject to change in ownership and separate return limitations. The net operating loss carryforwards assume that certain items, primarily intangible drilling costs, have been written off in the current year. However, the Company has not made a final determination if an election will be made to capitalize all or part of these items for tax purposes.

9.       STOCKHOLDERS' EQUITY

COMMON STOCK

On September 29, 2000, the Company announced that it sold to certain investors an aggregate of 6,021,500 shares of Common Stock at a price of $6 5/8 per share under the terms of the prospectus supplement dated September 28, 2000. The shares were placed with certain investors on a best-efforts basis. In connection with the placement of the shares, the Company paid the placement agents a total fee of approximately $1.2 million, resulting in proceeds of approximately $38.7 million to the Company. The Company used the proceeds from this sale to fund in part the exercise of the option to repurchase Preferred and Common Stock from Shell for $114 million on January 29, 2001.

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

SHELL OPTION AGREEMENT

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

EXERCISE OF OPTION AND STANDSTILL AGREEMENT

On January 29, 2001, the Company completed the repurchase of all of the outstanding Preferred Stock (convertible into 12.8 million shares of Common Stock) and six million shares of Common Stock from Shell for $114 million. The $114 million stock buyback price was generated through a balanced financing structure including $38.7 million in net proceeds from the issuance of Common Stock at $6 5/8 per share; $25 million in subordinated debt; and $50.3 million of excess cash flow and proceeds from the sale of non-core properties. The repurchase of these shares resulted in an immediate reduction in the fully diluted share count of more than 25%. After the exercise of the option, Shell will remain Meridian's largest shareholder, with approximately 7.1 million shares of Common Stock.

WARRANTS

The Company had the following warrants outstanding at December 31, 2000:

                                  NUMBER OF       EXERCISE
                    WARRANTS       SHARES          PRICE      EXPIRATION DATE
                    --------       ------          -----      ---------------
   Executive Officers              1,428,000     $    5.85    *

   General Partner                 1,088,920     $    0.17    December 31, 2015

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

STOCK OPTIONS

Options to purchase the Company's Common Stock have been granted to officers, employees, nonemployee directors and certain key individuals, under various stock option plans. Options generally become exercisable in 25% cumulative annual increments beginning with the date of grant and expire at the end of ten years. At December 31, 2000, 1999 and 1998, 915,997, 810,588 and 74,425 shares, respectively, were available for grant under the plans. A summary of option transactions follows:

                                                                                                 WEIGHTED
                                                                                   NUMBER        AVERAGE
                                                                                  OF SHARES   EXERCISE PRICE
                                                                                  ---------   --------------
Outstanding at December 31, 1997                                                   2,072,187    $      8.81

   Granted                                                                         3,229,550           3.37

   Exercised                                                                        (256,804)          5.04

   Canceled                                                                         (143,940)         11.40
                                                                                 -----------    -----------
Outstanding at December 31, 1998                                                   4,900,993           5.35

   Granted                                                                             9,500           4.56

   Exercised                                                                         (31,425)          2.69

   Canceled                                                                         (200,635)          9.46
                                                                                 -----------    -----------
Outstanding at December 31, 1999                                                   4,678,433           5.19

   Granted                                                                           183,945           4.45

   Exercised                                                                         (17,750)          3.95

   Canceled                                                                         (454,233)          9.31
                                                                                 -----------    -----------
Outstanding at December 31, 2000                                                   4,390,395    $      4.74
                                                                                 ===========    ===========

Shares exercisable:

   December 31, 2000                                                               3,527,941    $      5.05

   December 31, 1999                                                               2,961,419    $      6.00

   December 31, 1998                                                               2,262,085    $      6.97

                                        OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                            -----------------------------------------    ---------------------------------------
                                                      WEIGHTED                                    WEIGHTED
       RANGE OF               OUTSTANDING AT           AVERAGE             EXERCISABLE AT         AVERAGE
    EXERCISABLE PRICES        DECEMBER 31, 2000     EXERCISE PRICE        DECEMBER 31, 2000    EXERCISE PRICE
                             -----------------      --------------        -----------------    --------------
      $2.44 - $4.94              3,434,800          $      3.43              2,604,846         $     3.45

     $5.32 - $10.00                568,545                 8.25                536,045               8.40

     $10.38 - $16.38               387,050                11.21                387,050              11.21
                             --------------         -----------              ---------         ----------
                                 4,390,395          $      4.74              3,527,941         $     5.05
                             =============          ===========              =========         ==========

The weighted average remaining contractual life of options outstanding at December 31, 2000, was approximately eight years.

Pro forma information is required by SFAS No. 123 to reflect the estimated effect on net earnings and net earnings per share as if the Company had accounted for the stock options and other awards granted using the fair value method described in that Statement. The fair value was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 4.8%, 6.48% and 5.8%; dividend yield of 0%; volatility factors of the expected market price of the Company's Common Stock of 0.84, 0.56 and 0.59 for 2000, 1999 and 1998, respectively; and a weighted-average expected life of five years. These assumptions resulted in a weighted average grant date fair value of $2.73, $ 2.90 and $1.89 for options granted in 2000, 1999 and 1998, respectively. For purposes of the pro forma disclosures, the estimated fair value is amortized to expense over the awards' vesting period. Reflecting the amortization of this hypothetical expense for 2000, 1999 and 1998 income results in pro forma net earnings (loss) of $64.9 million, $ 9.9 million and ($232.5) million, respectively, and pro forma basic net earnings (loss) per share of $1.33, $0.22 and ($5.85), respectively, and proforma diluted net earnings (loss) per share of $1.06, $0.22 and ($5.85), respectively.

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

DEFERRED COMPENSATION

In July 1996, the Company through the Compensation Committee of the board of Directors offered to Messrs. Reeves and Mayell (the Company's Chief Executive Officer and President, respectively) the option to accept in lieu of cash compensation for their respective base salaries Common Stock pursuant to the Company's Long Term Incentive Plan. Under such grants, Messrs. Reeves and Mayell each elected to defer $400,000, which is substantially all of their salaried compensation for each of the years 1998, 1999 and 2000. In exchange for and in consideration of their accepting this option to reduce the Company's cash payments to each of Messrs. Reeves and Mayell, the company granted to each officer a matching deferral equal to 100 % of that amount deferred, which is subject to a one-year vesting period. Under the terms of the grants, the employee and matching deferrals are allocated to a Common Stock account in which units are credited to the accounts of the officer based on the number of shares that could be purchased at the market price of the Common Stock at December 31, 1996, for deferrals in 1997, at December 31, 1997, for deferrals during the first half of 1998, at June 30, 1998, for deferrals during the second half of 1998, at December 31, 1998, for deferrals during the first half of 1999, at June 30, 1999, for deferrals during the second half of 1999, at December 31, 1999, for deferrals during the first half of 2000, and at June 30, 2000, for deferrals during the second half of 2000. At December 31, 2000, the plan had reserved 1,700,000 shares of Common Stock for future issuance and 1,214,564 rights have been granted. No actual shares of Common Stock have been issued and the officer has no rights with respect to any shares unless and until there is a distribution. Distributions are to be made upon the death, retirement or termination of employment of the officer.

The obligations of the Company with respect to the deferrals are unsecured obligations. The shares of common stock that may be issuable upon distribution of deferrals have been treated as a common stock equivalent in the financial statements of the Company. Although no cash has been paid, to either Mr. Reeves or Mr. Mayell for their base salaries during these periods, the compensation expense required to be reported by the Company for the equity grants was $1,609,000, $1,412,000 and $1,616,000 for 2000, 1999 and 1998 periods, respectively, relating to these grants is reflected in general and administrative expense for the years ended December 31, 2000, 1999 and 1998, respectively.

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

During 1998, the Company implemented a new net profits program that was adopted effective as of November 1997. All employees participate in this program. Pursuant to this program, the Company adopted three separate well bonus plans:
(i) The Meridian Resource Corporation Geoscientist Well Bonus Plan (the "Geoscientist Plan"); (ii) The Meridian Resource Corporation TMR Employees Trust Well Bonus Plan (the "Trust Plan") and (iii) The Meridian Resource Corporation Management Well Bonus Plan (the "Management Plan" and with the Management Plan and the Geoscientist Plan, the "Well Bonus Plans"). Payments under the plans are calculated based on revenues from production on previously discovered reserves, as realized by the Company at current commodity prices, less operating expenses. Total compensation related to these plans totaled $12.0 million, $5.3 million and $0.9 million in 2000, 1999 and 1998, respectively. A portion of these amounts has been capitalized. The Executive Committee of the Board of Directors, which is comprised of Messrs. Reeves and Mayell, administers each of the Well Bonus Plans. The participants in each of the Well Bonus Plans are designated by the Executive Committee in its sole discretion. Participants in the Management Plan are limited to executive officers of the Company and other key management personnel designated by the Executive Committee. Neither Messrs. Reeves or Mayell will participate in the Management Plan, except with respect to a small number of wells and prospects not covered by their original net profit grants described below. The participants in the Trust Plan generally will be all employees of the Company that do not participate in one of the other Well Bonus Plans.

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

11.      OIL AND NATURAL GAS HEDGING ACTIVITIES

The Company may address market risk by selecting instruments whose value fluctuations correlate strongly with the underlying commodity being hedged. The Company enters into swaps and other derivative contracts to hedge the price risks associated with a portion of anticipated future oil and gas production. While the use of hedging arrangements limits the downside risk of adverse price movements, it may also limit future gains from favorable movements. Under these agreements, payments are received or made based on the differential between a fixed and a variable product price. These agreements are settled in cash at or prior to expiration or exchanged for physical delivery contracts. The Company does not obtain collateral to support the agreements, but monitors the financial viability of counter-parties and believes its credit risk is minimal on these transactions. In the event of nonperformance, the Company would be exposed to price risk. The Company has some risk of accounting loss since the price received for the product at the actual physical delivery point may differ from the prevailing price at the delivery point required for settlement of the hedging transaction.

During the years ended December 31, 2000 and 1999, oil and natural gas revenues were reduced by $5,419,000 and $551,000, respectively, as a result of hedging transactions. During the year ended December 31, 1998, the Company had no material open hedging agreements.

12.      MAJOR CUSTOMERS

Major customers for the years ended December 31, 2000, 1999 and 1998, were as follows (based on purchases of oil and natural gas as a percent of total oil and natural gas sales):

                                                                          YEAR ENDED DECEMBER 31,
                                                            ----------------------------------------------------
         CUSTOMER                                              2000                 1999                 1998
         --------                                           ----------           ----------           ----------
Equiva Trading Company(1).............................         36%                  43%                  22%

Superior Natural Gas..................................         14%                 -----                -----

Louisiana Intrastate Gas..............................         12%                 -----                -----

Tauber Oil Company....................................        -----                 16%                  32%

Coral Energy Resources(1).............................        -----                -----                 15%

(1) Equiva Trading Company and Coral Energy Resources are both affiliates of Shell Oil Company.

13.      RELATED PARTY TRANSACTIONS

Historically since 1994, with the approval of the Board of Directors, Texas Oil Distribution and Development, Inc. ("TODD") and Sydson Energy, Inc. ("Sydson"), entities controlled by Joseph A. Reeves, Jr. and Michael J. Mayell, respectively, have each invested in all Meridian drilling locations on a promoted basis, where applicable, at a 1.5% working interest basis. The maximum percentage that either may elect to participate in any prospect is a 4% working interest. On a collective basis, TODD and Sydson invested $3,027,000, $3,974,000 and $2,126,000 for the years ended December 31, 2000, 1999 and 1998, respectively, in oil and natural gas drilling activities for which the Company was the operator. Collective amounts due (to) from such entities for such activities were approximately ($756,000) and $178,000 as of December 31, 2000 and 1999, respectively.

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

Mr. Joe Kares, a Director of Meridian, is a partner in the public accounting firm of Kares & Cihlar, which provided the Company with accounting services for the years ended December 31, 2000, 1999 and 1998 and received fees of approximately $304,000, $283,000 and $57,000, respectively. Such fees exceeded 5% of the gross revenues of Kares & Cihlar for those respective years. Management believes that such fees were equivalent to fees that would have been paid to similar firms providing such services in arm's length transactions.

Mr. Gary A. Messersmith, a Director of Meridian, is a partner in the law firm of Fouts & Moore, L.L.P. in Houston, Texas, which provided legal services for the Company for the years ended December 31, 2000, 1999 and 1998 and received fees of approximately $124,000, $49,000 and $52,000, respectively. In addition, the Company has Mr. Messersmith on personal retainer of $8,333 per month relating to services provided to the Company personally by Mr. Messersmith. Mr. Messersmith also participates in the Management Plan described in Note 10 above pursuant to which he was paid approximately $383,000 and received 11,472 shares of the Company's Common Stock during 2000, $46,000 and received 19,000 shares of the Company's Common Stock during 1999 and $22,600 during 1998.

14.      EARNINGS PER SHARE
         (in thousands, except per share)

The following table sets forth the computation of basic and diluted earnings
(loss) per share:

                                                                               YEAR ENDED DECEMBER 31,
                                                                   -------------------------------------------------
                                                                     2000              1999(1)              1998(1)
                                                                   -------             -------             ---------
Numerator:
   Net earnings (loss) applicable to common stockholders           $65,070             $11,467             $(230,708)
   Plus income impact of assumed conversions:
        Preferred stock dividends                                    5,400                --                    --
        Interest on convertible subordinated notes                   1,256                --                    --
   Net earnings (loss) applicable to common stockholders
        plus assumed conversions                                   $71,726             $11,467             $(230,708)
Denominator:
   Denominator for basic earnings (loss) per
      share - weighted-average shares outstanding                   48,646              45,995                39,774
Effect of potentially dilutive common shares:
   Convertible preferred stock                                      12,837                --                    --
   Convertible subordinated notes                                    2,857                --                    --
   Employee and director stock options                               1,103               N/A                   N/A
   Warrants                                                          2,078               N/A                   N/A
   Denominator for diluted earnings (loss) per
      share - weighted-average shares
      outstanding and assumed conversions                           67,521              45,995                39,774
                                                                   =======             =======             =========
Basic earnings (loss) per share                                    $  1.34             $  0.25             $   (5.80)
                                                                   =======             =======             =========
Diluted earnings (loss) per share                                  $  1.06             $  0.25             $   (5.80)
                                                                   =======             =======             =========

(1)      Anti-dilutive

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

15.      SUBSEQUENT EVENT

See Note 9 for information concerning the exercise of the Option and Standstill Agreement.

16.      QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Results of operations by quarter for the years ended December 31, 2000 and 1999, were (thousands of dollars, except per share):

                                                                          QUARTER ENDED
                                                ------------------------------------------------------------------
                                                MARCH 31             JUNE 30           SEPT. 30            DEC. 31
                                                --------             -------            -------            -------
            2000
Revenues                                        $ 48,061             $51,890            $62,781            $63,514
Results of operations from
   exploration and production
   activities(1)                                  21,332              26,659             37,094             36,446
Net earnings(2)                                 $  9,501             $14,699            $25,373            $15,497
Net earnings per share:(2)
   Basic                                        $   0.20             $  0.31            $  0.53            $  0.30
   Diluted                                          0.18                0.25               0.40               0.23

           1999
Revenues                                        $ 23,306             $30,969            $38,947            $40,139
Results of operations from
   exploration and production
   activities(1)                                   4,320              11,569             18,137             19,606
Net earnings (loss)(2)                          $ (4,989)            $ 1,440            $ 6,389            $ 8,627
Net earnings (loss) per share:(2)
   Basic                                        $  (0.11)            $  0.03            $  0.14            $  0.19
   Diluted(3)                                      (0.11)               0.03               0.13               0.16

(1) Results of operations from exploration and production activities, which approximates gross profit, are computed as operating revenues less lease operating expenses, severance and ad valorem taxes, depletion and impairment of oil and natural gas properties (after tax).

(2)      Applicable to common stockholders.

(3) Reflects conversion of preferred stock for third quarter 1999 and reflects conversion of preferred stock and subordinated notes for fourth quarter 1999.

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

COSTS INCURRED IN OIL AND NATURAL GAS ACQUISITION, EXPLORATION AND DEVELOPMENT ACTIVITIES
(thousands of dollars)

                                                 YEAR ENDED DECEMBER 31,
                                        ---------------------------------------
                                          2000            1999           1998
                                        --------        --------       --------
Costs incurred during the year:(1)
         Property acquisition costs
            Unproved                    $  2,665        $ 14,542       $ 16,545
            Proved                          --             3,261        259,502
         Exploration                      63,378          52,739         83,156
         Development                      35,200          34,478         51,809
                                        --------        --------       --------
                                        $101,243        $105,020       $411,012
                                        ========        ========       ========

(1) Costs incurred during the years ended December 31, 2000, 1999 and 1998 include general and administrative costs related to acquisition, exploration and development of oil and natural gas properties, net of third party reimbursements, of $14,477,000, $9,951,000 and $6,651,000, respectively.

CAPITALIZED COSTS RELATING TO OIL AND NATURAL GAS PRODUCING ACTIVITIES (thousands of dollars)

                                                 DECEMBER 31,
                                    ---------------------------------------
                                      2000                           1999
                                    --------                       --------
Capitalized costs                   $982,566                       $916,495
Accumulated depletion                553,947                        485,870
                                    --------                       --------
Net capitalized costs               $428,619                       $430,625
                                    ========                       ========

At December 31, 2000 and 1999, unevaluated costs of $47,027,000 and $62,686,000, respectively, were excluded from the depletion base. These costs are expected to be evaluated within the next three years. These costs consist primarily of acreage acquisition costs and related geological and geophysical costs.

RESULTS OF OPERATIONS FROM OIL AND NATURAL GAS PRODUCING ACTIVITIES (thousands of dollars)

                                                        YEAR ENDED DECEMBER 31,
                                             -------------------------------------------
                                               2000             1999              1998
                                             --------         --------         ---------
Oil and natural gas revenues                 $223,420         $132,576         $  73,336
Less:
   Oil and natural gas operating costs         18,234           14,604            12,841
   Severance and ad valorem taxes              15,578           11,338             4,069
   Depletion                                   68,077           53,002            44,347
   Impairment of long-lived assets               --               --             245,011
   Income tax                                  10,400             --             (28,052)
                                             --------         --------         ---------
                                              112,289           78,944           278,216
                                             --------         --------         ---------
Results of operations from oil and
   natural gas producing activities          $111,131         $ 53,632         $(204,880)
                                             ========         ========         =========
Depletion expense per Mcfe                   $   1.32         $   1.07         $    1.27
                                             ========         ========         =========

ESTIMATED QUANTITIES OF PROVED RESERVES

The following table sets forth the net proved reserves of the Company as of December 31, 2000, 1999 and 1998, and the changes therein during the years then ended. The reserve information was reviewed by T. J. Smith & Company, Inc., independent petroleum engineers, for 2000, 1999 and 1998. All of the Company's oil and natural gas producing activities are located in the United States.

                                                                   Oil              Gas
TOTAL PROVED RESERVES:                                           (MBbls)           (MMcf)
                                                                 -------          --------
BALANCE AT DECEMBER 31, 1997                                       9,731           110,785
         Production during 1998                                   (2,365)          (20,603)
         Discoveries and extensions                                6,556            37,854
         Purchase of reserves-in-place                            12,602            83,472
         Sale of reserves-in-place                                (1,059)           (8,047)
         Revisions of previous quantity estimates and other       (3,088)          (33,574)
                                                                 -------          --------
BALANCE AT DECEMBER 31, 1998                                      22,377           169,887
         Production during 1999                                   (4,454)          (22,711)
         Discoveries and extensions                                6,382            71,484
         Purchase of reserves-in-place                               335             2,379
         Sale of reserves-in-place                                   (67)           (2,633)
         Revisions of previous quantity estimates and other        2,782           (17,941)
                                                                 -------          --------
BALANCE AT DECEMBER 31, 1999                                      27,355           200,465
         Production during 2000                                   (3,987)          (27,672)
         Discoveries and extensions                                3,103            33,475
         Sale of reserves-in-place                                  (369)          (26,139)
         Revisions of previous quantity estimates and other       (3,761)           (7,702)
                                                                 -------          --------
BALANCE AT DECEMBER 31, 2000                                      22,341           172,427

PROVED DEVELOPED RESERVES:
         Balance at December 31, 2000                             15,549           127,742
         Balance at December 31, 1999                             17,695           144,552
         Balance at December 31, 1998                             14,592           120,233
         Balance at December 31, 1997                              5,305            81,500

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS

The information that follows has been developed pursuant to SFAS No. 69 and utilizes reserve and production data prepared or reviewed by independent petroleum consultants. Reserve estimates are inherently imprecise and estimates of new discoveries are less precise than those of producing oil and natural gas properties. Accordingly, these estimates are expected to change as future information becomes available.

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

(thousands of dollars)                                                     AT DECEMBER 31,
                                                                 ------------------------------------
                                                                    2000                      1999
                                                                 -----------              -----------
Future cash flows                                                $ 2,364,261              $ 1,155,570
Future production costs                                             (204,898)                (184,161)
Future development costs                                             (75,375)                 (78,717)
                                                                 -----------              -----------
Future net cash flows before income taxes                          2,083,988                  892,692
Future taxes on income                                              (607,070)                (189,304)
                                                                 -----------              -----------
Future net cash flows                                              1,476,918                  703,388
Discount to present value at 10 percent per annum                   (484,664)                (178,630)
                                                                 -----------              -----------
Standardized measure of discounted future net cash flows         $   992,254              $   524,758
                                                                 ===========              ===========

The average price for natural gas in the above computations was $10.20 and $2.48 per Mcf at December 31, 2000 and 1999, respectively. The average price used for crude oil in the above computations was $26.20 and $25.81 per Bbl at December 31, 2000 and 1999, respectively.

CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS

The following table sets forth the changes in standardized measure of discounted future net cash flows for the years ended December 31, 2000, 1999 and 1998 (thousands of dollars):

                                                                              YEAR ENDED DECEMBER 31,
                                                                  -----------------------------------------------
                                                                    2000               1999               1998
                                                                  ---------          ---------          ---------
Balance at Beginning of Period                                    $ 524,758          $ 293,377          $ 213,917
Sales of oil and gas, net of production costs                      (189,608)          (106,634)           (56,426)
Changes in sales & transfer prices, net of production costs         838,072            248,633            (90,882)
Revisions of previous quantity estimates                           (141,858)            (2,737)           (33,938)
Sales of reserves-in-place                                          (33,291)            (4,753)           (24,219)
Current year discoveries, extensions
   and improved recovery                                            232,674            165,055             63,292
Purchase of reserves-in-place                                          --                6,808            185,119
Changes in estimated future
   development costs                                                (14,341)           (25,887)           (18,139)
Development costs incurred during the period                         35,200             34,478             51,809
Accretion of discount                                                52,476             29,338             21,392
Net change in income taxes                                         (346,097)           (70,882)              --
Change in production rates (timing) and other                        34,269            (42,038)           (18,548)
                                                                  ---------          ---------          ---------
Net change                                                          467,496            231,381             79,460
                                                                  ---------          ---------          ---------
Balance at End of Period                                          $ 992,254          $ 524,758          $ 293,377
                                                                  =========          =========          =========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


                                    PART III

The information required in Items 10, 11, 12 and 13 is incorporated by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission on or before April 30, 2001.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a)     Documents filed as part of this report:

      1.   Financial Statements included in Item 8:

           (i)        Independent Auditor's Report

           (ii)       Consolidated Balance Sheets as of December 31, 2000 and
                      1999

           (iii) Consolidated Statements of Operations for each of the three years in the period ended December 31, 2000

           (iv) Consolidated Statements of Changes in Stockholders' Equity for each of the three years in the period ended December 31, 2000

           (v) Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2000

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

          *4.2 Common Stock Purchase Warrant of the Company dated October 16, 1990, issued to Joseph A. Reeves, Jr. (incorporated by reference to Exhibit 10.8 of the Company's Annual Report on Form 10-K for the year ended December 31, 1991, as amended by the Company's Form 8 filed March 4, 1993).

           *4.3 Common Stock Purchase Warrant of the Company dated October 16, 1990, issued to Michael J. Mayell (incorporated by reference to Exhibit 10.9 of the Company's Annual Report on Form 10-K for the year ended December 31, 1991, as amended by the Company's Form 8 filed March 4, 1993).

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

             4.13 Registration Rights Agreement dated January 29, 2001, by and between The Meridian Resource Corporation and Shell Louisiana Onshore Properties Inc. (incorporated by reference from the Company's Current Report on Form 8-K dated January 29, 2001).

             4.14 Termination Agreement, dated January 29, 2001, by and between the Company and Shell Louisiana Onshore Properties Inc. (incorporated by reference from the Company's Current Report on Form 8-K dated January 29, 2001).

             4.15 Amendment No. 1, dated as of January 29, 2001, to Rights Agreement, dated as of May 5, 1999, by and between the Company and American Stock Transfer & Trust Co., as rights agent (incorporated by reference from the Company's Current Report on Form 8-K dated January 29, 2001).

            10.1 See exhibits 4.2 through 4.15 for additional material contracts.

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

          **10.21 Subordinated Credit Agreement, dated January 5, 2001, between the Company and Fortis Capital Corporation.

            21.1      Subsidiaries of the Company.

          **23.1      Consent of Ernst & Young LLP.

          **23.2      Consent of T. J. Smith & Company, Inc.

    * Management contract or compensation plan.

   ** Filed herewith.


   (b)  Reports on Form 8-K.

        On October 3, 2000, the Company filed a report on Form 8-K dated September 28, 2000, relating to the offering and sale of 6,021,500 shares of the Company's Common Stock.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        THE MERIDIAN RESOURCE CORPORATION

                                BY:  /s/  JOSEPH A. REEVES, JR.
                                     -----------------------------------
                                         Chief Executive Officer
                                      (Principal Executive Officer)
                                   Director and Chairman of the Board

Date:    March 30, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                 Name                                Title                            Date
                 ----                                -----                            ----
BY:  /s/   JOSEPH A. REEVES, JR.            Chief Executive Officer                March 30, 2001
     ----------------------------        (Principal Executive Officer)
           Joseph A. Reeves, Jr.              Director and Chairman
                                                  of the Board



BY:  /s/  MICHAEL J. MAYELL           President and Director                       March 30, 2001
     ----------------------------
          Michael J. Mayell


BY: /s/   P. RICHARD GESSINGER        Chief Financial Officer                      March 30, 2001
    -----------------------------
          P. Richard Gessinger


BY: /s/    LLOYD V. DELANO            Chief Accounting Officer                     March 30, 2001
    -----------------------------
           Lloyd V. DeLano


BY: /s/     JAMES T. BOND                     Director                             March 30, 2001
    -----------------------------
            James T. Bond


BY: /s/     JOE E. KARES                      Director                             March 30, 2001
    -----------------------------
            Joe E. Kares


BY: /s/  GARY A. MESSERSMITH                  Director                             March 30, 2001
    -----------------------------
         Gary A. Messersmith

                                 EXHIBIT INDEX

        EXHIBIT NO.                        DESCRIPTION
        ----------                         -----------

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

          *4.2 Common Stock Purchase Warrant of the Company dated October 16, 1990, issued to Joseph A. Reeves, Jr. (incorporated by reference to Exhibit 10.8 of the Company's Annual Report on Form 10-K for the year ended December 31, 1991, as amended by the Company's Form 8 filed March 4, 1993).

           *4.3 Common Stock Purchase Warrant of the Company dated October 16, 1990, issued to Michael J. Mayell (incorporated by reference to Exhibit 10.9 of the Company's Annual Report on Form 10-K for the year ended December 31, 1991, as amended by the Company's Form 8 filed March 4, 1993).

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

             4.13 Registration Rights Agreement dated January 29, 2001, by and between The Meridian Resource Corporation and Shell Louisiana Onshore Properties Inc. (incorporated by reference from the Company's Current Report on Form 8-K dated January 29, 2001).

             4.14 Termination Agreement, dated January 29, 2001, by and between the Company and Shell Louisiana Onshore Properties Inc. (incorporated by reference from the Company's Current Report on Form 8-K dated January 29, 2001).

             4.15 Amendment No. 1, dated as of January 29, 2001, to Rights Agreement, dated as of May 5, 1999, by and between the Company and American Stock Transfer & Trust Co., as rights agent (incorporated by reference from the Company's Current Report on Form 8-K dated January 29, 2001).

            10.1 See exhibits 4.2 through 4.15 for additional material contracts.

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

          **10.21 Subordinated Credit Agreement, dated January 5, 2001, between the Company and Fortis Capital Corporation.

            21.1      Subsidiaries of the Company.

          **23.1      Consent of Ernst & Young LLP.

          **23.2      Consent of T. J. Smith & Company, Inc.

    * Management contract or compensation plan.

   ** Filed herewith.