Form 10-Q
period 2001-03-31
MERIDIAN RESOURCE CORP
filed 2001-05-15
CIK 869369

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended: March 31, 2001

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

        Registrant's telephone number, including area code: 281-597-7000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

Number of shares of common stock outstanding at May 4, 2001          47,867,129

                        THE MERIDIAN RESOURCE CORPORATION
                          QUARTERLY REPORT ON FORM 10-Q



                                      INDEX


                                                                                 Page
                                                                                Number
PART I  -  FINANCIAL INFORMATION                                                ------
     Item 1.  Financial Statements

                Consolidated Statements of Operations (unaudited) for the
                  Three Months Ended March 31, 2001 and 2000                       3

                Consolidated Balance Sheets as of March 31, 2001 (unaudited)
                  and December 31, 2000                                            4

                Consolidated Statements of Cash Flows (unaudited) for the
                  Three Months Ended March 31, 2001 and 2000                       6

                Notes to Consolidated Financial Statements (unaudited)             7

     Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                              9

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk          15


PART II  -  OTHER INFORMATION

     Item 1.  Legal Proceedings                                                   16

     Item 6.  Exhibits and Reports on Form 8-K                                    16

SIGNATURES                                                                        17

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (thousands of dollars, except per share information)
                                   (unaudited)



                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                               ------------------
REVENUES:                                                        2001      2000
                                                               -------   -------
      Oil and natural gas                                      $69,334   $47,930
      Interest and other                                           735       131
                                                               -------   -------
                                                                70,069    48,061
                                                               -------   -------

OPERATING COSTS AND EXPENSES:

      Oil and natural gas operating                              4,812     4,425
      Severance and ad valorem taxes                             3,675     4,240
      Depletion and depreciation                                17,186    18,300
      General and administrative                                 4,981     3,913
                                                               -------   -------
                                                                30,654    30,878
                                                               -------   -------

EARNINGS BEFORE INTEREST
      AND INCOME TAXES                                          39,415    17,183

OTHER EXPENSES:
      Interest expense                                           6,418     6,332
      Taxes on income                                           12,900        --
                                                               -------   -------

                                                                19,318     6,332
                                                               -------   -------
NET EARNINGS                                                    20,097    10,851
DIVIDENDS ON PREFERRED STOCK                                       429     1,350
                                                               -------   -------
NET EARNINGS APPLICABLE
      TO COMMON STOCKHOLDERS                                   $19,668   $ 9,501
                                                               =======   =======

NET EARNINGS PER SHARE:
      Basic                                                    $  0.40   $  0.20
                                                               =======   =======
      Diluted                                                  $  0.34   $  0.18
                                                               =======   =======

WEIGHTED AVERAGE NUMBER OF
      COMMON SHARES:
      Outstanding                                               49,699    46,456
                                                               =======   =======
      Assuming dilution                                         60,881    64,120
                                                               =======   =======


                 See notes to consolidated financial statements.

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (thousands of dollars)
                                   (unaudited)


                                                                  MARCH 31,    DECEMBER 31,
                                                                    2001           2000
                                                                 ----------    -----------
ASSETS

CURRENT ASSETS:

      Cash and cash equivalents                                  $   31,999     $   95,122
      Accounts receivable, less allowance for doubtful
          accounts $891 [2001 and 2000]                              34,453         36,073
      Prepaid expenses and other                                      1,668          1,103
                                                                 ----------     ----------
                           Total current assets                      68,120        132,298
                                                                 ----------     ----------

PROPERTY AND EQUIPMENT:

      Oil and natural gas properties, full cost method
          (including $49,717 [2001] and
          $47,027 [2000] not subject to depletion)                1,016,858        982,566
      Land                                                              478            478
      Equipment                                                      10,534         10,283
                                                                 ----------     ----------
                                                                  1,027,870        993,327
      Accumulated depletion and depreciation                        576,019        558,843
                                                                 ----------     ----------
                                                                    451,851        434,484
                                                                 ----------     ----------

OTHER ASSETS                                                          4,092          4,139
                                                                 ----------     ----------
                                                                 $  524,063     $  570,921
                                                                 ==========     ==========


                 See notes to consolidated financial statements.

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (continued)
                             (thousands of dollars)
                                   (unaudited)





                                                                      MARCH 31,     DECEMBER 31,
                                                                        2001           2000
                                                                      ---------     ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                 $  23,683      $  17,833
     Revenues and royalties payable                                       2,775          1,453
     Due to affiliates                                                      791            756
     Notes payable                                                       25,129            383
     Accrued liabilities                                                 22,305         19,774
     Current income taxes payable                                         3,425          1,900
                                                                      ---------      ---------
         Total current liabilities                                       78,108         42,099
                                                                      ---------      ---------
LONG-TERM DEBT                                                          230,000        230,000
                                                                      ---------      ---------
9 1/2% CONVERTIBLE SUBORDINATED NOTES                                    20,000         20,000
                                                                      ---------      ---------
DEFERRED INCOME TAXES                                                    19,100          8,500
                                                                      ---------      ---------
STOCKHOLDERS' EQUITY:
     Preferred stock, $1.00 par value (25,000,000 shares
         authorized, 3,982,906 [2000]
         shares of Series A Cumulative
         Convertible Preferred Stock issued at stated value)                 --        135,000
     Common stock, $0.01 par value (200,000,000 shares
         authorized, 47,858,544 [2001] and
         53,763,285 [2000] issued)                                          551            550
     Additional paid-in capital                                         385,647        315,603
     Accumulated deficit                                               (160,608)      (180,277)
     Unrealized loss on securities held for resale                         (185)          (185)
     Unamortized deferred compensation                                     (370)          (369)
                                                                      ---------      ---------
                                                                        225,035        270,322
     Less treasury stock, at cost                                       (48,180)            --
                                                                      ---------      ---------
Total stockholders' equity                                              176,855        270,322
                                                                      ---------      ---------
                                                                      $ 524,063      $ 570,921
                                                                      =========      =========


                 See notes to consolidated financial statements.

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (thousands of dollars)
                                   (unaudited)


                                                                   THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                   2001            2000
                                                                 ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                     $  20,097      $  10,851
Adjustments to reconcile net earnings to net cash
     provided by operating activities:
     Depletion and depreciation                                     17,186         18,300
     Amortization of other assets                                      515            322
     Non-cash compensation                                             402            395
     Deferred income taxes                                          10,600             --
Changes in assets and liabilities:
     Accounts receivable                                             1,620         (3,873)
     Due to/from affiliates                                             35         (1,031)
     Prepaid expenses and other                                       (565)           (21)
     Accounts payable                                                5,850         (3,140)
     Revenues and royalties payable                                  1,322            405
     Notes payable                                                  24,746            151
     Accrued liabilities and other                                   6,757         (1,923)
                                                                 ---------      ---------
Net cash provided by operating activities                           88,565         20,436
                                                                 ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and equipment                           (34,553)       (22,212)
     Sale of property and equipment                                     --            614
                                                                 ---------      ---------
Net cash used in investing activities                              (34,553)       (21,598)
                                                                 ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from long-term debt                                       --          2,000
     Reductions in long-term debt                                       --         (2,000)
     Repurchase of stock                                          (114,000)            --
     Issuance of stock/exercise of stock options                       462             --
     Preferred dividends                                            (3,129)        (1,350)
     Additions to deferred loan costs                                 (468)            47
                                                                 ---------      ---------
Net cash used in financing activities                             (117,135)        (1,303)
                                                                 ---------      ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS                            (63,123)        (2,465)
     Cash and cash equivalents at beginning of period               95,122          6,617
                                                                 ---------      ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $  31,999      $   4,152
                                                                 =========      =========


                 See notes to consolidated financial statements.

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.       BASIS OF PRESENTATION

The consolidated financial statements reflect the accounts of The Meridian Resource Corporation and its subsidiaries (the "Company") after elimination of all significant intercompany transactions and balances. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission.

The financial statements included herein as of March 31, 2001, and for the three month periods ended March 31, 2001 and 2000, are unaudited, and in the opinion of management, the information furnished reflects all material adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented. Certain minor reclassifications of prior period statements have been made to conform to current reporting practices.

2.       NOTES PAYABLE

SHORT-TERM NOTE AGREEMENT

The Company entered into a short-term subordinated credit agreement with Fortis Capital Corporation for $25 million, effective January 5, 2001. The interest rate is the London interbank offered rate ("LIBOR") plus 3.5%, with interest payments due on the last day of March, June, September and December. The note matures on December 31, 2001.

3.       DEBT

LONG-TERM DEBT

In May 1998, the Company amended and restated its credit facility with The Chase Manhattan Bank as Administrative Agent (the "Credit Facility") to provide for maximum borrowings, subject to borrowing base limitations, of up to $250 million. The borrowing base on March 31, 2001, was set at $230 million; subsequently, a $10 million payment was made reducing the borrowing base to $220 million. The next scheduled redetermination is set for September 30, 2001.

4.       COMMITMENTS AND CONTINGENCIES

LITIGATION

There are no material legal proceedings to which Meridian or any of its subsidiaries or partnerships is a party or by which any of its property is subject, other than ordinary and routine litigation incidental to the business of producing and exploring for crude oil and natural gas.

5.       EARNINGS PER SHARE
         (in thousands, except per share)

The following tables set forth the computation of basic and diluted net earnings per share:



                                                             THREE MONTHS ENDED MARCH 31,
                                                             ----------------------------
                                                                  2001         2000
                                                                 -------     -------
Numerator:
     Net earnings applicable to common stockholders              $19,668     $ 9,501
     Plus income impact of assumed conversions:
         Preferred stock dividends                                   429       1,350
         Interest on convertible subordinated notes                  309         480
     Net earnings applicable to common stockholders
         plus assumed conversions                                $20,406     $11,331
Denominator:
     Denominator for basic net earnings per
         share - weighted average shares outstanding              49,699      46,456
Effect of potentially dilutive common shares:
     Convertible preferred stock                                   3,994      12,837
     Convertible subordinated notes                                2,857       2,857
     Employee and director stock options                           1,850         225
     Warrants                                                      2,481       1,745
                                                                 -------     -------
     Denominator for diluted net earnings per
         share - weighted average shares outstanding
         and assumed conversions                                  60,881      64,120
                                                                 =======     =======
Basic net earnings per share                                     $  0.40     $  0.20
                                                                 =======     =======
Diluted net earnings per share                                   $  0.34     $  0.18
                                                                 =======     =======

6.       STOCKHOLDERS' EQUITY

Pursuant to the Option and Standstill Agreement (the "Option Agreement"), on January 29, 2001, the Company completed the repurchase of all of the outstanding Preferred Stock (convertible into 12.8 million shares of Common Stock) and six million shares of Common Stock from Shell for $114 million. Cash to complete the $114 million stock buyback was generated using a balanced financing structure including $38.7 million in net proceeds from the issuance of Common Stock at $6 5/8 per share; $25 million in subordinated debt; and $50.3 million of available cash flow and proceeds from the sale of non-core properties. Shell remains Meridian's largest common shareholder, with approximately 7.1 million shares of Common Stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of Meridian's financial operations for the three months ended March 31, 2001 and 2000. The notes to the Company's consolidated financial statements included in this report, as well as our Annual Report on Form 10-K for the year ended December 31, 2000 (and the notes attached thereto), should be read in conjunction with this discussion.

GENERAL

BUSINESS ACTIVITIES. During the first quarter of 2001, Meridian's drilling activities have been focused in the Company's East Lake Arthur, North Turtle Bayou/Ramos, Weeks Island and Thornwell Fields. We anticipate drilling activities in these areas will comprise the majority of our capital expenditure budget for 2001, currently set at $100 million.

Current drilling activities are as follows:

East Lake Arthur Prospect Area: Completion operations are approaching the testing stage at the Hughes No. 1 well in the East Lake Arthur Field, in Jefferson Davis Parish, Louisiana. The deepest Bol Mex 6 sand at 18,670 feet will be tested first, which is expected to occur in late May 2001. Installation is nearing completion for surface facilities and the sales pipeline. East Lake Arthur is a new field discovery; Meridian is the operator and owns an approximately 90% interest in the well.

North Turtle Bayou/Ramos Prospect Area: The Avoca 47-2 ST No. 1 well has been drilled to a total depth of 20,675 feet and logged, but the objective Operc 5 sand was faulted out. It is expected that the Operc 5 target will be re-tested at a nearby location at a later date after re-evaluation of the seismic and subsurface information. As a result, operations are underway to use the well bore to drill the Thibodaux No. 25-1 to test the Operc 3 sand in an adjacent fault block to the Avoca 47-1 and the Thibodaux No. 3 wells, which are currently producing from the Operc 3 sand. The North Turtle Bayou/Ramos field is in St. Mary Parish, Louisiana, where the Company has four wells producing a total of approximately 46.5 MMcfe/d gross (24.1 MMcfe/d net), with two additional wells planned. Meridian is the operator and owns an average working interest in the field of approximately 75%.

Thornwell Prospect Area: The Parker 28-2 well in the South Thornwell field, in Jefferson Davis Parish, Louisiana, was completed on April 23rd and is currently producing from the Marg Idio sands at a rate of approximately 7.9 MMcf/d plus 378 barrels of oil per day, on a 13/64ths inch choke with a flowing tubing pressure of 6,600 pounds per square inch. This is the second successful completion during 2001, which brings the total to 12 out of 14 successful wells drilled to date. The Company has scheduled a minimum of two additional wells in this area for the remainder of 2001. Meridian owns an approximately 28% interest in the Parker 28-2 well.

Thornwell/Lakeside Prospect Area: Drilling operations continue at the SL 15223 No. 1 well in the Lakeside area in Cameron Parish, Louisiana. The Company has set a drilling liner at approximately 14,700 feet and the well is currently drilling below 16,000 feet, with an expected total depth of approximately 18,000 feet. Meridian is the operator and holds a 74% working interest in the well.

REPURCHASE OF STOCK. Pursuant to the Option and Standstill Agreement (the "Option Agreement"), on January 29, 2001, the Company completed the repurchase of all of the outstanding Preferred Stock (convertible into 12.8 million shares of Common Stock) and six million shares of Common Stock from Shell for $114 million. The $114 million stock buyback price was generated through a balanced financing structure including $38.7 million in net proceeds from the issuance of Common Stock at $6 5/8 per share;

$25 million in subordinated debt; and $50.3 million of cash flow and proceeds from the sale of non-core properties. The repurchase of these shares resulted in an immediate reduction in the fully diluted share count of more than 25%. Shell remains Meridian's largest shareholder, with approximately 7.1 million shares of Common Stock.

The stock buyback benefits common stockholders in several ways. The six million shares of Common Stock were repurchased into the Company's Treasury Stock account at a value of $48.2 million (using the closing price of Meridian's Common Stock on the transaction date). In addition, the buyback of the six million common shares along with the retirement of the Preferred Stock resulted in an immediate reduction in the fully diluted share count of more than 25%. Finally, since the face value of the Preferred Stock was $135 million, the repurchase at a discounted price of $114 million provided an immediate $21.0 million benefit to the equity of all common stockholders.

The $21.0 million benefit to common stockholders, combined with the high quarterly earnings of $19.7 million, resulted in a net increase in common stockholders' equity of $41.6 million, from $135.3 at December 31, 2000, to $176.9 million at March 31, 2001.

INDUSTRY CONDITIONS. Revenues, profitability and future growth rates of Meridian are substantially dependent upon prevailing prices for oil and natural gas. Oil and natural gas prices have been extremely volatile in recent years and are affected by many factors outside of our control. In this regard, average worldwide oil and natural gas prices have increased substantially from levels in early 2000. Our average oil price for the three months ended March 31, 2001, was $28.97 per barrel compared to $32.01 per barrel for the three months ended December 31, 2000, and $24.30 per barrel for the three months ended March 31, 2000. Our average natural gas price for the three months ended March 31, 2001, was $7.78 per Mcf compared to $5.93 per Mcf for the three months ended December 31, 2000, and $2.69 per Mcf for the three months ended March 31, 2000. Fluctuations in prevailing prices for oil and natural gas have several important consequences to us, including affecting the level of cash flow received from our producing properties, the timing of exploration of certain prospects and our access to capital markets, which could impact our revenues, profitability and ability to maintain or increase our exploration and development program.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

OPERATING REVENUES. First quarter 2001 oil and natural gas revenues increased $21.4 million as compared to first quarter 2000 revenues, primarily due to average commodity prices increasing 94%, partially offset by a 25% decrease in production volumes, both on a natural gas equivalent basis. The decrease in production is a result of the property sales during the year 2000 and natural production declines, partially offset by new wells brought on.

The following table summarizes the Company's operating revenues, production volumes and average sales prices for the three months ended March 31, 2001 and 2000:


                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                            ---------            INCREASE
                                                         2001        2000       (DECREASE)
                                                       -------     -------      ----------
Production Volumes:
     Oil (Mbbl)                                            779       1,140         (32%)
     Natural gas (Mmcf)                                  6,010       7,505         (20%)
     MMCFE                                              10,684      14,347         (25%)


Average Sales Prices:
     Oil (per Bbl)                                     $ 28.97     $ 24.30          19%
     Natural gas (per Mcf)                             $  7.78     $  2.69         189%
     MMCFE                                             $  6.49     $  3.34          94%


Operating Revenues (000's):
     Oil                                               $22,568     $27,711         (19%)
     Natural gas                                        46,766      20,219         131%
                                                       -------     -------
     Total Operating Revenues                          $69,334     $47,930          45%
                                                       =======     =======

OPERATING EXPENSES. Oil and natural gas operating expenses increased $0.4 million to $4.8 million for the three months ended March 31, 2001, compared to $4.4 million for the same period in 2000. This increase was primarily due to the non-recurring expenses from an expanded well workover program, higher lifting costs on marginal wells and completion delays from scheduled operations on new wells, partially offset by a decrease in the number of wells from the sale of non-core properties.

SEVERANCE AND AD VALOREM TAXES. Severance and ad valorem taxes decreased $0.5 million to $3.7 million for the first quarter of 2001, compared to $4.2 million during the same period in 2000. Meridian's oil and natural gas production is primarily from southern Louisiana, and is therefore subject to Louisiana severance tax. The severance tax rates for Louisiana are 12.5% of gross oil revenues and $0.097 per Mcf for natural gas, an increase from $0.078 per Mcf effective in July 2000. Our first quarter decrease was primarily due to the decrease in oil and natural gas production over the same period in 2000 partially offset by the 19% increase in the average sales price of oil over 2000 and the increase in the natural gas tax rate.

DEPLETION AND DEPRECIATION. Depletion and depreciation expense decreased $1.1 million during the first quarter of 2001 to $17.2 million from $18.3 million for the same period of 2000. This was primarily a result of the decrease in production volumes in 2001 from 2000 levels partially offset by an increase in the depletion rate, reflecting the sale of non-core properties and completion delays of new wells for which reserves have not yet been booked.

GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense increased by $1.1 million to $5.0 million for three months ended March 31, 2001, compared to $3.9 million during the comparable period last year. The increase was primarily a result of increases in salaries, wages, and other compensation related to the provisions of the 1998 net profits and well bonus plans. The plans provide for bonus payments to employees, which are calculated using a formula derived from the actual net profits on each well in the plan for the previous year. The formula has remained unchanged, however, increased payouts have resulted due to increased commodity prices and profitability of the Company.

INTEREST EXPENSE. Interest expense increased $0.1 million to $6.4 million during the first quarter of 2001 compared to $6.3 million in the comparable period in 2000. The increase is primarily a result of an increase in the average interest rate charged on the revolving credit as compared to the first quarter of 2000 and the issuance of the short-term notes payable issued in January 2001, partially offset by a decrease in the balance outstanding for the revolving credit line.

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL. During the first quarter of 2001, Meridian's capital expenditures were internally financed with cash from operations. As of March 31, 2001, we had a cash balance of $32.0 million and a working capital deficit of $10 million, including the $25 million short-term note payable.

CREDIT FACILITY. We entered into an amended and restated credit facility with The Chase Manhattan Bank as Administrative Agent (the "Credit Facility") to provide for maximum borrowings, subject to borrowing base limitations, of up to $250 million. The borrowing base on March 31, 2001, was $230 million; subsequently, a $10 million payment has been made and the borrowing base has been reduced to $220 million. The next scheduled redetermination is set for September 30, 2001.

Under the Credit Facility, as amended, the Company may secure either (i) an alternative base rate loan that bears interest at a rate per annum equal to the greater of the administrative agent's prime rate, a certificate of deposit-based rate or a federal funds-based rate plus 0.25% to 1.0% or (ii) a Eurodollar base rate loan that bears interest, generally, at a rate per annum equal to the London interbank offered rate ("LIBOR") plus 1.25% to 2.5%, depending on the ratio of the aggregate outstanding loans and letters of credit to the borrowing base. The Credit Facility also provides for commitment fees ranging from 0.3% to 0.5% per annum.

SHORT-TERM NOTE AGREEMENT. The Company entered into a short-term subordinated credit agreement with Fortis Capital Corporation for $25 million, effective January 5, 2001. The interest rate is LIBOR plus 3.5%, and interest payments are due on the last day of March, June, September and December. The note matures at December 31, 2001, and the Company expects that adequate cash resources will be available to meet the obligation.

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

CAPITAL EXPENDITURES. To date, Meridian's drilling activities have been focused in the Company's East Lake Arthur, North Turtle Bayou/Ramos, Weeks Island and Thornwell Fields. We anticipate drilling activities in these areas will comprise the majority of our 2001 capital expenditure budget of $100 million.

DIVIDENDS. It is Company policy to retain its existing cash for reinvestment in its business, and therefore, it does not anticipate that dividends will be paid with respect to the Common Stock in the foreseeable future. The Preferred Stock held by Shell accrued dividends on a pro-rata basis up until the exercise of the option on January 29, 2001, of $429,010. All outstanding obligations of dividends payable have been paid and no additional amounts are to be accrued on the preferred stock.

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

INTEREST RATES

We are subject to interest rate risk on our long-term fixed interest rate debt and variable interest rate borrowings. Our long-term borrowings primarily consist of borrowings under the Credit Facility and the $20 million principal of 9 1/2% Convertible Subordinated Notes due June 18, 2005. Since interest charged borrowings under the Credit Facility floats with prevailing interest rates (except for the applicable interest period for Eurodollar loans), the carrying value of borrowings under the Credit Facility should approximate the fair market value of such debt. Changes in interest rates, however, will change the cost of borrowing. Assuming $220 million remains borrowed under the Credit Facility, we estimate our annual interest expense will change by $2.2 million for each 100 basis point change in the applicable interest rates utilized under the Credit Facility. Changes in interest rates would, assuming all other things being equal, cause the fair market value of debt with a fixed interest rate, such as the Notes, to increase or decrease, and thus increase or decrease the amount required to refinance the debt. The fair value of the Notes is dependent on prevailing interest rates and our current stock price as it relates to the conversion price of $7.00 per share of our Common Stock.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

         4.1 Termination Agreement, dated January 29, 2001, by and between the Company and Shell Louisiana Onshore Properties Inc. (incorporated by reference from the Company's Current Report on Form 8-K, dated January 29, 2001).

         4.2 Registration Rights Agreement, dated January 29, 2001, by and between the Company and Shell Louisiana Onshore Properties Inc. (incorporated by reference from the Company's Current Report on Form 8-K, dated January 29, 2001).

         4.3 Amendment No. 1, dated as of January 29, 2001, to Rights Agreement, dated as of May 5, 1999, by and between the Company and American Stock Transfer & Trust Co., as rights agent (incorporated by reference from the Company's Current Report on Form 8-K, dated January 29, 2001).

(b) The Company filed a Current Report on Form 8-K, dated January 29, 2001, regarding the exercise by the Company of the option to purchase from an affiliate of Shell Oil Company all of the Company's outstanding preferred stock and six million shares of the Company's common stock.

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





               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
               --------------------------------------------------
                                  (Registrant)




Date: May 14, 2001                   By:     P. RICHARD GESSINGER
                                         --------------------------------------
                                         P. Richard Gessinger
                                         Executive Vice President and
                                         Chief Financial Officer


                                     By:     LLOYD V. DELANO
                                         --------------------------------------
                                         Lloyd V. DeLano
                                         Vice President
                                         Chief Accounting Officer