Form 10-Q
period 2001-06-30
MERIDIAN RESOURCE CORP
filed 2001-08-14
CIK 869369

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended: June 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                    to
                                        ------------------    ------------------

                         Commission file number: 1-10671



                        THE MERIDIAN RESOURCE CORPORATION
             (Exact name of registrant as specified in its charter)


            TEXAS                                       76-0319553
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

              1401 ENCLAVE PARKWAY, SUITE 300, HOUSTON, TEXAS 77077
               (Address of principal executive offices) (Zip Code)

        Registrant's telephone number, including area code: 281-597-7000




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---     ---

Number of shares of common stock outstanding at August 7, 2001        47,890,915

                        THE MERIDIAN RESOURCE CORPORATION
                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

                                                                                                            Page
                                                                                                           Number
                                                                                                           ------
PART I  -  FINANCIAL INFORMATION

     Item 1.  Financial Statements

                  Consolidated Statements of Operations (unaudited) for the
                     Three Months and Six Months Ended June 30, 2001 and 2000                                3

                  Consolidated Balance Sheets as of June 30, 2001 (unaudited)
                     and December 31, 2000                                                                   4

                  Consolidated Statements of Cash Flows (unaudited) for the
                     Six Months Ended June 30, 2001 and 2000                                                 6

                  Notes to Consolidated Financial Statements (unaudited)                                     7

     Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                                    10

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                    18


PART II  -  OTHER INFORMATION

     Item 1.  Legal Proceedings                                                                             19

     Item 4.  Submission of Matters to a Vote of Security Holders                                           19

     Item 6.  Exhibits and Reports on Form 8-K                                                              19


SIGNATURES                                                                                                  20

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (thousands of dollars, except per share information)
                                   (unaudited)

                                                             THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                  JUNE 30,                       JUNE 30,
                                                      ------------------------------   ----------------------------
REVENUES:                                                 2001             2000            2001           2000
                                                      -------------    -------------   ------------   -------------
      Oil and natural gas                             $      45,701    $      51,544   $    115,035   $      99,474
      Interest and other                                        325              346          1,060             477
                                                      -------------    -------------   ------------   -------------
                                                             46,026           51,890        116,095          99,951
                                                      -------------    -------------   ------------   -------------
OPERATING COSTS AND EXPENSES:
      Oil and natural gas operating                           4,408            4,289          9,220           8,714
      Severance and ad valorem taxes                          2,625            3,653          6,300           7,893
      Depletion and depreciation                             16,562           17,332         33,748          35,632
      General and administrative                              4,391            4,115          9,372           8,028
                                                      -------------    -------------   ------------   -------------
                                                             27,986           29,389         58,640          60,267
                                                      -------------    -------------   ------------   -------------
EARNINGS BEFORE INTEREST
      AND INCOME TAXES                                       18,040           22,501         57,455          39,684
OTHER EXPENSES:
      Interest expense                                        5,449            6,452         11,867          12,784
      Taxes on income                                         4,900               --         17,800              --
                                                      -------------    -------------   ------------   -------------
                                                             10,349            6,452         29,667          12,784
                                                      -------------    -------------   ------------   -------------
NET EARNINGS                                                  7,691           16,049         27,788          26,900
DIVIDENDS ON PREFERRED STOCK                                     --            1,350            429           2,700
                                                      -------------    -------------   ------------   -------------
NET EARNINGS APPLICABLE
      TO COMMON STOCKHOLDERS                          $       7,691    $      14,699   $     27,359   $      24,200
                                                      =============    =============   ============   =============
NET EARNINGS PER SHARE:
      Basic                                           $        0.16    $        0.31   $       0.56   $        0.52
                                                      =============    =============   ============   =============
      Diluted                                         $        0.15    $        0.25   $       0.49   $        0.43
                                                      =============    =============   ============   =============
WEIGHTED AVERAGE NUMBER OF
      COMMON SHARES:
      Basic                                                  47,872           46,668         48,781          46,562
                                                      =============    =============   ============   =============
      Diluted                                                55,038           65,204         57,943          64,662
                                                      =============    =============   ============   =============


                 See notes to consolidated financial statements.

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (thousands of dollars)
                                   (unaudited)


                                                          JUNE 30,     DECEMBER 31,
                                                           2001           2000
                                                         ----------   -------------
ASSETS

CURRENT ASSETS:
      Cash and cash equivalents                          $   20,673   $      95,122
      Accounts receivable, less allowance for doubtful
          accounts $891 [2001 and 2000]                      29,061          36,073
      Due from affiliates                                     1,086              --
      Prepaid expenses and other                              4,873           1,103
                                                         ----------   -------------
                           Total current assets              55,693         132,298
                                                         ----------   -------------

PROPERTY AND EQUIPMENT:
      Oil and natural gas properties, full cost method
          (including $37,277 [2001] and
          $47,027 [2000] not subject to depletion)        1,019,820         982,566
      Land                                                      478             478
      Equipment                                              10,505          10,283
                                                         ----------   -------------
                                                          1,030,803         993,327
      Accumulated depletion and depreciation                592,543         558,843
                                                         ----------   -------------
                                                            438,260         434,484
                                                         ----------   -------------

OTHER ASSETS                                                  3,618           4,139
                                                         ----------   -------------
                                                         $  497,571   $     570,921
                                                         ==========   =============



                 See notes to consolidated financial statements.

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (continued)
                             (thousands of dollars)
                                   (unaudited)


                                                                JUNE 30,     DECEMBER 31,
                                                                  2001           2000
                                                               ---------    -------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                          $  23,554    $      17,833
     Revenues and royalties payable                                4,125            1,453
     Due to affiliates                                                --              756
     Notes payable                                                27,231              383
     Accrued liabilities                                          22,174           19,774
     Current income taxes payable                                  2,243            1,900
                                                               ---------    -------------
         Total current liabilities                                79,327           42,099
                                                               ---------    -------------

LONG-TERM DEBT                                                   190,000          230,000
                                                               ---------    -------------

9 1/2% CONVERTIBLE SUBORDINATED NOTES                             20,000           20,000
                                                               ---------    -------------

DEFERRED INCOME TAXES                                             23,100            8,500
                                                               ---------    -------------

STOCKHOLDERS' EQUITY:
     Preferred stock, $1.00 par value (25,000,000 shares
         authorized, 3,982,906 [2000]
         shares of Series A Cumulative
         Convertible Preferred Stock issued at stated value)          --          135,000
     Common stock, $0.01 par value (200,000,000 shares
         authorized, 47,889,790 [2001] and
         53,763,285 [2000] issued)                                   551              550
     Additional paid-in capital                                  386,068          315,603
     Accumulated deficit                                        (152,918)        (180,277)
     Unrealized loss on securities held for resale                  (185)            (185)
     Unamortized deferred compensation                              (378)            (369)
                                                               ---------    -------------
                                                                 233,138          270,322
     Less treasury stock, at cost                                (47,994)              --
                                                               ---------    -------------
         Total stockholders' equity                              185,144          270,322
                                                               ---------    -------------
                                                               $ 497,571    $     570,921
                                                               =========    =============




                 See notes to consolidated financial statements.

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (thousands of dollars)
                                   (unaudited)

                                                            SIX MONTHS ENDED
                                                                 JUNE 30,
                                                        ------------------------
                                                           2001          2000
                                                        ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                            $   27,788    $   26,900
Adjustments to reconcile net earnings to net cash
     provided by operating activities:
     Depletion and depreciation                             33,748        35,632
     Amortization of other assets                            1,030           646
     Non-cash compensation                                   1,010         1,796
     Deferred income taxes                                  14,600            --
Changes in assets and liabilities:
     Accounts receivable                                     7,012        (4,075)
     Due from affiliates                                    (1,842)         (715)
     Prepaid expenses and other                             (3,770)          273
     Accounts payable                                        5,721        (5,884)
     Revenues and royalties payable                          2,672         1,353
     Notes payable                                          26,848         1,775
     Accrued liabilities and other                           5,441           165
                                                        ----------    ----------
Net cash provided by operating activities                  120,258        57,866
                                                        ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and equipment                   (67,342)      (42,315)
     Sale of property and equipment                         29,817        25,145
                                                        ----------    ----------
Net cash used in investing activities                      (37,525)      (17,170)
                                                        ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from long-term debt                               --         2,000
     Reductions in long-term debt                          (40,000)      (13,000)
     Repurchase of stock                                  (114,000)           --
     Issuance of stock/exercise of options                     455            --
     Preferred dividends                                    (3,129)       (2,700)
     Additions to deferred loan costs                         (508)           57
                                                        ----------    ----------
Net cash provided (used) in financing activities          (157,182)      (13,643)
                                                        ----------    ----------
NET CHANGE IN CASH AND CASH EQUIVALENTS                    (74,449)       27,053
     Cash and cash equivalents at beginning of period       95,122         6,617
                                                        ----------    ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $   20,673    $   33,670
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

The financial statements included herein as of June 30, 2001, and for the six month periods ended June 30, 2001 and 2000, are unaudited, and in the opinion of management, the information furnished reflects all material adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented. Certain minor reclassifications of prior period statements have been made to conform to current reporting practices.

2.       NOTES PAYABLE

SHORT-TERM NOTE AGREEMENT

The Company entered into a short-term subordinated credit agreement with Fortis Capital Corporation for $25 million, effective January 5, 2001. The interest rate is the London interbank offered rate ("LIBOR") plus 3.5%, with interest payments due on the last day of March, June, September and December. The note matures on December 31, 2001.

3.       DEBT

LONG-TERM DEBT

In May 1998, the Company amended and restated its credit facility with The Chase Manhattan Bank as Administrative Agent (the "Credit Facility") to provide for maximum borrowings, subject to borrowing base limitations, of up to $250 million. The borrowing base on March 31, 2001, was set at $230 million; subsequently, a $40 million payment was made reducing the borrowing base to $190 million. The next scheduled redetermination is set for September 30, 2001.

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

5.       EARNINGS PER SHARE
         (in thousands, except per share)

The following tables set forth the computation of basic and diluted net earnings per share:

                                                          THREE MONTHS ENDED
                                                               JUNE 30,
                                                       -----------------------
                                                         2001           2000
                                                       --------       --------
Numerator:
     Net earnings applicable to common stockholders    $  7,691       $ 14,699
     Plus income impact of assumed conversions:
         Preferred stock dividends                           --          1,350
         Interest on convertible subordinated notes         312            480
     Net earnings applicable to common stockholders
         plus assumed conversions                      $  8,003       $ 16,529
Denominator:
     Denominator for basic net earnings per
         share - weighted-average shares outstanding     47,872         46,668
Effect of potentially dilutive common shares:
     Convertible preferred stock                             --         12,837
     Convertible subordinated notes                       2,857          2,857
     Employee and director stock options                  1,817            949
     Warrants                                             2,492          1,893
                                                       --------       --------
     Denominator for diluted net earnings per
         share - weighted-average shares outstanding
         and assumed conversions                         55,038         65,204
                                                       ========       ========
Basic net earnings per share                           $   0.16       $   0.31
                                                       ========       ========
Diluted net earnings per share                         $   0.15       $   0.25
                                                       ========       ========


                                                            SIX MONTHS ENDED
                                                                JUNE 30,
                                                       ---------------------------
                                                            2001           2000
                                                       ------------   ------------
Numerator:
     Net earnings applicable to common stockholders    $     27,359   $     24,200
     Plus income impact of assumed conversions:
         Preferred stock dividends                              429          2,700
         Interest on convertible subordinated notes             621            960
     Net earnings applicable to common stockholders
         plus assumed conversions                      $     28,409   $     27,860
Denominator:
     Denominator for basic net earnings per
         share - weighted-average shares outstanding         48,781         46,562
Effect of potentially dilutive common shares:
     Convertible preferred stock                              1,986         12,837
     Convertible subordinated notes                           2,857          2,857
     Employee and director stock options                      1,833            587
     Warrants                                                 2,486          1,819
                                                       ------------   ------------
     Denominator for diluted net earnings per
         share - weighted-average shares outstanding
         and assumed conversions                             57,943         64,662
                                                       ============   ============
Basic net earnings per share                           $       0.56   $       0.52
                                                       ============   ============
Diluted net earnings per share                         $       0.49   $       0.43
                                                       ============   ============

6.       STOCKHOLDERS' EQUITY

Pursuant to the Option and Standstill Agreement, on January 29, 2001, the Company completed the repurchase of all of the outstanding Preferred Stock (convertible into 12.8 million shares of Common Stock) and six million shares of Common Stock from Shell for $114 million. Cash to complete the $114 million stock buyback was generated using a balanced financing structure including $38.7 million in net proceeds from the issuance of Common Stock at $6 5/8 per share; $25 million in subordinated debt; and $50.3 million of available cash flow and proceeds from the sale of non-core properties. Shell remains Meridian's largest common shareholder, with approximately 7.1 million shares of Common Stock.

7.            SALE OF PROPERTIES

On May 17, 2001, the Company sold certain non-strategic oil and gas properties located in south Louisiana and the Texas Gulf Coast for approximately $33 million. The sale was comprised of 25.1 Bcfe proved developed reserves and 20.5 Bcfe of undeveloped reserves.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of Meridian's financial operations for the three months and six months ended June 30, 2001 and 2000. The notes to the Company's consolidated financial statements included in this report, as well as our Annual Report on Form 10-K for the year ended December 31, 2000 (and the notes attached thereto), should be read in conjunction with this discussion.

GENERAL

BUSINESS ACTIVITIES. During the second quarter of 2001, Meridian's drilling activities have been focused in the Company's East Lake Arthur, North Turtle Bayou/Ramos, Weeks Island and Thornwell Fields. We anticipate drilling activities in these areas will comprise the majority of our capital expenditure budget for 2001, currently set at $100 million.

Current drilling activities are as follows:

East Lake Arthur Prospect Area: The Hughes No. 1 well in the East Lake Arthur Field, in Jefferson Davis Parish, Louisiana, has completion operations presently underway. Initially, the well was perforated in the lower of Bol Mex 6 sand interval and tested at 2.5 Mmcfe/d with a flowing tubing pressure of 6,500 pounds per square inch for approximately six hours until the well experienced an obstruction in the tubing. Workover operations were delayed for approximately six weeks awaiting a rig and are now underway to correct the obstruction and place the well back on test. The well's production facilities have been constructed and the well is expected to be placed on production as soon as the work is completed. Meridian and its partners control approximately 2,300 acres in this newly discovered area and have scheduled a second well in the field, depending on test results, for late fourth quarter this year or early first quarter of 2002. Meridian is the operator and owns approximately 90% of the working interest in the well.

Thornwell/Lakeside Prospect Area: The SL 15223 No. 1 well in the Lakeside area in Cameron Parish, Louisiana, was completed on July 14, 2001, and is currently producing from the Camerina sands at a rate of approximately 4.4 MMcf/d plus 185 barrels of oil per day on a 10/64th inch choke with a flowing tubing pressure of 9,800 pounds per square inch. Meridian operates the well and has a net revenue interest of 43%. A second well, the SL 15223 No. 2, has been spudded and is currently drilling below 10,600 feet measured depth.

Thornwell Prospect: The Petitjean 17-2 well, in the South Thornwell Field, in Jefferson Davis Parish, Louisiana, was completed on July 10, 2001, and is currently producing from the Marg Idio sands at a rate of approximately 5.0 MMcf/d plus 65 barrels of oil per day on a 24/64th inch choke with a flowing tubing pressure of 1,825 pounds per square inch. Meridian owns approximately 20% of the net revenue interest in this well. The Addison 28 No. 1 well is currently drilling below 9,800 feet with a target depth of 10,800 feet to test the Marg Idio sands.

Southwest Donner Prospect: The Williams Land Company No. 1 well, in Assumption Parish, Louisiana, is currently drilling below 16,500 feet with a target depth of 18,200 feet to test multiple Operc sands which have been logged in its nearby Thidodaux and Breaux wells. Meridian holds approximately 90% of the working interest and a net revenue interest of approximately 62% in this well.

North Turtle Bayou/Ramos Prospect Area: The Thibodaux No. 25-2 well, in Assumption Parish, Louisiana, has reached its total depth of 19,080 feet to target the Operc sands and the Company is currently evaluating the results. Meridian holds approximately 90% of the working interest and a net revenue interest of approximately 63% in this well.

Weeks Island/Floyd Prospect: The Goodrich-Cocke No. 2 well was drilled to a depth of 8,098 feet and has been completed and tested at a gross daily flow rate of 1,099 barrels of oil per day and 394 Mcf/d on a 27/64th inch choke with a flowing tube pressure of 981 pounds per square inch. Meridian is the operator and holds a working interest of approximately 72% and a net revenue interest of approximately 58% in this well.

Dickinson Prospect: The East Hagler Unit No. 1 well in the Dickinson Prospect in Galveston County, Texas, is currently drilling below 12,890 feet with a target depth of 14,750 feet to test the Vicksburg sands. Meridian is the operator of the prospect and holds approximately 97% of the working interest through the completion and 72% thereafter.

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

SALE OF PROPERTIES. On May 17, 2001, the Company sold certain non-strategic oil and gas properties located in south Louisiana and the Texas Gulf Coast for approximately $33 million. The sale was comprised of 25.1 Bcfe proved developed reserves and 20.5 Bcfe of undeveloped reserves. Benefits of the sale include the reduction of total debt by an additional $30 million resulting in an immediate savings in interest costs on the Company's senior bank debt, the elimination of $9.5 million in future capital expenditures associated with the properties, and the elimination of over $5 million in annual Lease Operating Expenses (LOE), which represented approximately 28% of our total LOE for the year 2000.

INDUSTRY CONDITIONS. Revenues, profitability and future growth rates of Meridian are substantially dependent upon prevailing prices for oil and natural gas. Oil and natural gas prices have been extremely volatile in recent years and are affected by many factors outside of our control. In this regard, average worldwide oil and natural gas prices have increased substantially from levels in early 2000. Our average oil price for the three months ended June 30, 2001, was $27.16 per barrel compared to $28.97 per barrel for the three months ended March 31, 2001, and $24.24 per barrel for the three months ended June 30, 2000. Our average oil price for the six months ended June 30, 2001, was $28.12 per barrel compared to $24.27 per barrel for the six months ended June 30, 2000. Our average natural gas price for the three months ended June 30, 2001, was $5.12 per Mcf compared to $7.78 per Mcf for the three months ended March 31, 2001, and $3.57 per Mcf for the three months ended June 30, 2000. Our average natural gas price for the six months ended June 30, 2001, was $6.53 per Mcf compared to $3.13 per Mcf for the six months ended June 30, 2000. Fluctuations in prevailing prices for oil and natural gas have several important consequences to us, including affecting the level of cash flow received from our producing properties, the timing of exploration of certain prospects and our access to capital markets, which could impact our revenues, profitability and ability to maintain or increase our exploration and development program.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

OPERATING REVENUES. Second quarter 2001 oil and natural gas revenues decreased $5.8 million as compared to second quarter 2000 revenues, primarily due to a 31% decrease in production volumes partially offset by a 28% increase in average commodity prices, both on a natural gas equivalent basis. The decrease in production is a result of the property sales during 2000 and 2001 and natural production declines, partially offset by new wells brought on.

The following table summarizes the Company's operating revenues, production volumes and average sales prices for the three months ended June 30, 2001 and 2000:

                                   THREE MONTHS ENDED
                                        JUNE 30,
                                -------------------------        INCREASE
                                   2001           2000          (DECREASE)
                                -----------   -----------       ----------
Production Volumes:
     Oil (Mbbl)                         687         1,018          (33)%
     Natural gas (MMcf)               5,285         7,519          (30)%
     MMcfe                            9,405        13,627          (31)%

Average Sales Prices:
     Oil (per Bbl)              $     27.16   $     24.24           12%
     Natural gas (per Mcf)      $      5.12   $      3.57           43%
     MMcfe                      $      4.86   $      3.78           28%

Operating Revenues (000's):
     Oil                        $    18,656   $    24,673          (24)%
     Natural gas                     27,045        26,871            1%
                                -----------   -----------
     Total Operating Revenues   $    45,701   $    51,544          (11)%
                                ===========   ===========

OPERATING EXPENSES. Oil and natural gas operating expenses increased $0.1 million to $4.4 million for the three months ended June 30, 2001, compared to $4.3 million for the same period in 2000. This increase was primarily due to the non-recurring expenses from an expanded well workover program and higher lifting costs on marginal wells, partially offset by a decrease in the number of wells from the sale of non-core properties.

SEVERANCE AND AD VALOREM TAXES. Severance and ad valorem taxes decreased $1.0 million to $2.6 million for the second quarter of 2001, compared to $3.6 million during the same period in 2000. Meridian's oil and natural gas production is primarily from southern Louisiana, and is therefore subject to Louisiana severance tax. The severance tax rates for Louisiana are 12.5% of gross oil revenues and $0.097 per Mcf for natural gas, an increase from $0.078 per Mcf effective in July 2000. Our second quarter decrease was primarily due to the decrease in oil and natural gas production over the same period in 2000 partially offset by the 12% increase in the average sales price of oil over 2000 and the increase in the natural gas tax rate.

DEPLETION AND DEPRECIATION. Depletion and depreciation expense decreased $0.7 million during the second quarter of 2001 to $16.6 million from $17.3 million for the same period of 2000. This was primarily a result of the decrease in production volumes in 2001 from 2000 levels partially offset by an increase in the depletion rate, reflecting the sale of non-core properties and completion delays of new wells for which reserves have not yet been booked.

GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense increased by $0.3 million to $4.4 million for three months ended June 30, 2001, compared to $4.1 million during the comparable period last year. The increase was primarily a result of increases in salaries, wages, and other compensation related to the provisions of the 1998 net profits and well bonus plans. The plans provide for bonus payments to employees, which are calculated using a formula derived from the actual net profits on each well in the plan for the previous year. The formula has remained unchanged, however, increased payouts have resulted due to increased commodity prices.

INTEREST EXPENSE. Interest expense decreased $1.0 million to $5.4 million for the second quarter of 2001 in comparison to the second quarter of 2000. The decrease is primarily a result of a decrease in the average interest rate charged on the revolving credit as compared to the second quarter of 2000, and a decrease in the balance outstanding for the revolving credit line, partially offset by the issuance of the short-term notes payable issued in January 2001.

SIX MONTHS ENDED JUNE 30, 2001, COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

OPERATING REVENUES. Oil and natural gas revenues during the six months ended June 30, 2001, increased $15.6 million as compared to revenues during the six months ended June 30, 2000, due to average sales prices increasing 61% partially offset by a decrease in production volumes of 28%, both on a natural gas equivalent basis. The production decrease is primarily a result of the property sales in 2000 and 2001 and natural production declines, partially offset by new wells brought on.

The following table summarizes production volumes, average sales prices and gross revenues for the six months ended June 30, 2001 and 2000.

                                                        SIX MONTHS ENDED
                                                              JUNE 30,
                                                  ----------------------------         INCREASE
                                                       2001             2000          (DECREASE)
                                                  -------------   -------------       ----------
Production Volumes:
     Oil (Mbbl)                                           1,466           2,158         (32)%
     Natural gas (MMcf)                                  11,295          15,024         (25)%
     MMcfe                                               20,089          27,974         (28)%

Average Sales Prices:
     Oil (Bbl)                                    $       28.12   $       24.27          16%
     Natural gas (Mcf)                            $        6.53   $        3.13         108%
     MMcfe                                        $        5.73   $        3.56          61%

Gross Revenues (000's):
     Oil                                          $      41,224   $      52,384         (21)%
     Natural gas                                         73,811          47,090          57%
                                                  -------------   -------------
         Total                                    $     115,035   $      99,474          16%
                                                  =============   =============

OPERATING EXPENSES. Oil and natural gas operating expenses increased $0.5 million to $9.2 million for the six months ended June 30, 2001, compared to $8.7 million for the six months ended June 30, 2000. This increase was primarily due to the non-recurring expenses from an expanded well workover program and higher lifting costs on marginal wells, partially offset by a decrease in the number of wells from the sale of non-core properties.

SEVERANCE AND AD VALOREM TAXES. Severance and ad valorem taxes decreased $1.6 million to $6.3 million for the six months ended June 30, 2001, compared to $7.9 million for the six months ended June 30, 2000. This decrease is largely attributable to the decrease in production from the same period in 2000 partially offset by an increase in the tax rate for natural gas. Meridian's production is primarily from southern Louisiana, and, therefore, is subject to a current tax rate of 12.5% of gross oil revenues and $0.097 per Mcf for natural gas. The tax rate for natural gas for the first half of 2000 was $0.078 per Mcf.

DEPLETION AND DEPRECIATION. Depletion and depreciation expense decreased $1.9 million to $33.7 million during the first six months of 2001 from $35.6 million for the same period last year. This decrease was primarily a result of the 28% decrease in production on an Mcfe basis from the comparable period in 2000, partially offset by an increase in the depletion rate, reflecting the sale of non-core properties and completion delays of new wells for which reserves have not yet been booked.

GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense increased $1.4 million to $9.4 million for the first six months of 2001 compared to $8.0 million during the first six months of 2000. This increase was primarily a result of increases in salaries, wages, and other compensation related to the provisions of the 1998 net profits and well bonus plans. The plans provide for bonus payments to employees, which are calculated using a formula derived from the actual net profits on each well in the plan for the previous year. The formula has remained unchanged, however, increased payouts have resulted due to increased commodity prices.

INTEREST EXPENSE. Interest expense decreased $0.9 million to $11.9 million during the first six months of 2001 compared to $12.8 million during the comparable period of 2000. The decrease is primarily a result of the overall reduction in debt and the Federal Reserve Bank's decrease in overall interest rates which has lead to a decrease in the average interest rate on the credit facility.

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL. During the second quarter of 2001, Meridian's capital expenditures were internally financed with cash from operations. As of June 30, 2001, we had a cash balance of $20.7 million and a working capital deficit of $23.6 million, including the $25 million short-term note payable.

CREDIT FACILITY. We entered into an amended and restated credit facility with The Chase Manhattan Bank as Administrative Agent (the "Credit Facility") to provide for maximum borrowings, subject to borrowing base limitations, of up to $250 million. The borrowing base on June 30, 2001, was $190 million following a $40 million payment in May 2001. The next scheduled redetermination is set for September 30, 2001.

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

SHORT-TERM NOTE AGREEMENT. The Company entered into a short-term subordinated credit agreement with Fortis Capital Corporation for $25 million, effective January 5, 2001. The interest rate is LIBOR plus 3.5%, and interest payments are due on the last day of March, June, September and December. The note matures on December 31, 2001, and the Company expects that adequate cash resources will be available to meet the obligation.

9 1/2% CONVERTIBLE SUBORDINATED NOTES. During June 1999, the Company completed private placements of an aggregate of $20 million of its 9 1/2% Convertible Subordinated Notes due June 18, 2005 (the "Notes"). The Notes are unsecured and contain customary events of default, but do not contain any maintenance or other restrictive covenants. Interest is payable on a quarterly basis.

The Notes are convertible at any time by the holders of the Notes into shares of our common stock, $.01 par value ("Common Stock"), utilizing a conversion price of $7.00 per share (the "Conversion Price"). The Conversion Price is subject to customary anti-dilution provisions. The holders of the Notes have been granted registration rights with respect to the shares of Common Stock that are issued upon conversion of the Notes.

CAPITAL EXPENDITURES. To date, Meridian's drilling activities have been focused in the Company's East Lake Arthur, North Turtle Bayou/Ramos, Weeks Island and Thornwell Fields. We anticipate drilling activities in these areas will comprise the majority of our 2001 capital expenditure budget of $100 million.

DIVIDENDS. It is Company policy to retain its cash for reinvestment in its business, and therefore, it does not anticipate that dividends will be paid in the foreseeable future.

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

INTEREST RATES

We are subject to interest rate risk on our long-term fixed interest rate debt and variable interest rate borrowings. Our long-term borrowings primarily consist of borrowings under the Credit Facility and the $20 million principal of 9 1/2% Convertible Subordinated Notes due June 18, 2005. Since interest charged borrowings under the Credit Facility floats with prevailing interest rates (except for the applicable interest period for Eurodollar loans), the carrying value of borrowings under the Credit Facility should approximate the fair market value of such debt. Changes in interest rates, however, will change the cost of borrowing. Assuming $190 million remains borrowed under the Credit Facility, we estimate our annual interest expense will change by $1.9 million for each 100 basis point change in the applicable interest rates utilized under the Credit Facility. Changes in interest rates would, assuming all other things being equal, cause the fair market value of debt with a fixed interest rate, such as the Notes, to increase or decrease, and thus increase or decrease the amount required to refinance the debt. The fair value of the Notes is dependent on prevailing interest rates and our current stock price as it relates to the conversion price of $7.00 per share of our Common Stock.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the annual meeting of shareholders held on June 20, 2001, the Company's shareholders elected Class II Directors. The following summarizes the number of votes for and against each nominee.

                                                                                                       Broker
            Nominee                      For                 Against              Abstain             Non-Vote
      -------------------             ----------             -------              -------             --------
          E. L. Henry                 45,663,945             476,646                 --                  --
         Joe E. Kares                 45,663,662             476,929                 --                  --
      Gary A. Messersmith             45,661,862             478,729                 --                  --

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





                           THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                           --------------------------------------------------
                                              (Registrant)









Date:    August 14, 2001                    By:          LLOYD V. DELANO
                                                  -----------------------------
                                                   Lloyd V. DeLano
                                                   Vice President
                                                   Chief Accounting Officer