Form 10-Q
period 2001-09-30
MERIDIAN RESOURCE CORP
filed 2001-11-07
CIK 869369

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended: September 30, 2001

         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________________ to _________________


                         Commission file number: 1-10671


                        THE MERIDIAN RESOURCE CORPORATION
             (Exact name of registrant as specified in its charter)


          TEXAS                                        76-0319553
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

          1401 ENCLAVE PARKWAY, SUITE 300, HOUSTON, TEXAS     77077
            (Address of principal executive offices)        (Zip Code)


        Registrant's telephone number, including area code: 281-597-7000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---


Number of shares of common stock outstanding at November 2, 2001      47,948,770


                                  Page 1 of 20
                        THE MERIDIAN RESOURCE CORPORATION
                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

                                                                                                            Page
                                                                                                           Number
PART I  -  FINANCIAL INFORMATION

     Item 1.  Financial Statements

                  Consolidated Statements of Operations (unaudited) for the
                     Three Months and Nine Months Ended September 30, 2001 and 2000                          3

                  Consolidated Balance Sheets as of September 30, 2001 (unaudited)
                     and December 31, 2000                                                                   4

                  Consolidated Statements of Cash Flows (unaudited) for the
                     Nine Months Ended September 30, 2001 and 2000                                           6

                  Notes to Consolidated Financial Statements (unaudited)                                     7

     Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                                    10

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                    18


PART II  -  OTHER INFORMATION

     Item 1.  Legal Proceedings                                                                             19

     Item 6.  Exhibits and Reports on Form 8-K                                                              19


SIGNATURES                                                                                                  20

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (thousands of dollars, except per share information)
                                   (unaudited)


                                              THREE MONTHS ENDED        NINE MONTHS ENDED
                                                 SEPTEMBER 30,             SEPTEMBER 30,
                                            -----------------------   -----------------------
REVENUES:                                      2001         2000         2001         2000
                                            ----------   ----------   ----------   ----------
      Oil and natural gas                   $   33,582   $   61,953   $  148,617   $  161,427
      Interest and other                           176          828        1,236        1,305
                                            ----------   ----------   ----------   ----------
                                                33,758       62,781      149,853      162,732
                                            ----------   ----------   ----------   ----------
OPERATING COSTS AND EXPENSES:
      Oil and natural gas operating              3,723        4,355       12,943       13,069
      Severance and ad valorem taxes             3,022        4,066        9,322       11,959
      Depletion and depreciation                18,017       16,845       51,765       52,477
      General and administrative                 2,779        4,320       12,151       12,348
                                            ----------   ----------   ----------   ----------
                                                27,541       29,586       86,181       89,853
                                            ----------   ----------   ----------   ----------
EARNINGS BEFORE INTEREST
      AND INCOME TAXES                           6,217       33,195       63,672       72,879
OTHER EXPENSES:
      Interest expense                           4,284        6,472       16,151       19,256
      Taxes on income                              700           --       18,500           --
                                            ----------   ----------   ----------   ----------
                                                 4,984        6,472       34,651       19,256
                                            ----------   ----------   ----------   ----------
NET EARNINGS                                     1,233       26,723       29,021       53,623
DIVIDENDS ON PREFERRED STOCK                        --        1,350          429        4,050
                                            ----------   ----------   ----------   ----------
NET EARNINGS APPLICABLE
      TO COMMON STOCKHOLDERS                $    1,233   $   25,373   $   28,592   $   49,573
                                            ==========   ==========   ==========   ==========
NET EARNINGS PER SHARE:
      Basic                                 $     0.03   $     0.53   $     0.59   $     1.06
                                            ==========   ==========   ==========   ==========
      Diluted                               $     0.03   $     0.41   $     0.53   $     0.83
                                            ==========   ==========   ==========   ==========
WEIGHTED AVERAGE NUMBER OF
      COMMON SHARES:
      Basic                                     47,904       47,664       48,485       46,932
                                            ==========   ==========   ==========   ==========
      Diluted                                   54,009       66,959       56,622       65,430
                                            ==========   ==========   ==========   ==========



                 See notes to consolidated financial statements.

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (thousands of dollars)
                                   (unaudited)


                                                                    SEPTEMBER 30,    DECEMBER 31,
                                                                         2001           2000
                                                                    -------------   -------------
ASSETS

CURRENT ASSETS:
      Cash and cash equivalents                                     $      12,898   $      95,122
      Accounts receivable, less allowance for doubtful
          accounts $891 [2001 and 2000]                                    33,167          36,073
      Due from affiliates                                                   2,138              --
      Prepaid expenses and other                                            3,859           1,103
                                                                    -------------   -------------
                           Total current assets                            52,062         132,298
                                                                    -------------   -------------

PROPERTY AND EQUIPMENT:
      Oil and natural gas properties, full cost method
          (including $36,100 [2001] and
          $47,027 [2000] not subject to depletion)                      1,054,291         982,566
      Land                                                                    478             478
      Equipment                                                             9,520          10,283
                                                                    -------------   -------------
                                                                        1,064,289         993,327
      Accumulated depletion and depreciation                              609,493         558,843
                                                                    -------------   -------------
                                                                          454,796         434,484
                                                                    -------------   -------------
OTHER ASSETS                                                                3,103           4,139
                                                                    -------------   -------------
                                                                    $     509,961   $     570,921
                                                                    =============   =============



                 See notes to consolidated financial statements.

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (continued)
                             (thousands of dollars)
                                   (unaudited)


                                                                    SEPTEMBER 30,  DECEMBER 31,
                                                                        2001          2000
                                                                    -------------  ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                               $    35,752    $    17,833
     Revenues and royalties payable                                       6,838          1,453
     Due to affiliates                                                       --            756
     Notes payable                                                       26,594            383
     Accrued liabilities                                                 16,494         19,774
     Current income taxes payable                                           143          1,900
                                                                    -----------    -----------
         Total current liabilities                                       85,821         42,099
                                                                    -----------    -----------

LONG-TERM DEBT                                                          190,000        230,000
                                                                    -----------    -----------

9 1/2% CONVERTIBLE SUBORDINATED NOTES                                    20,000         20,000
                                                                    -----------    -----------

DEFERRED INCOME TAXES                                                    27,157          8,500
                                                                    -----------    -----------

STOCKHOLDERS' EQUITY:
     Preferred stock, $1.00 par value (25,000,000 shares
         authorized, 3,982,906 [2000]
         shares of Series A Cumulative
         Convertible Preferred Stock issued at stated value)                 --        135,000
     Common stock, $0.01 par value (200,000,000 shares
         authorized, 47,946,994 [2001] and
         53,763,285 [2000] issued)                                          552            550
     Additional paid-in capital                                         386,218        315,603
     Accumulated deficit                                               (151,685)      (180,277)
     Unrealized loss on securities held for resale                         (185)          (185)
     Unamortized deferred compensation                                     (382)          (369)
                                                                    -----------    -----------
                                                                        234,518        270,322
     Less treasury stock, at cost                                        47,535             --
                                                                    -----------    -----------
         Total stockholders' equity                                     186,983        270,322
                                                                    -----------    -----------
                                                                    $   509,961    $   570,921
                                                                    ===========    ===========



                 See notes to consolidated financial statements.

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (thousands of dollars)
                                   (unaudited)

                                                                         NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                    --------------------------
                                                                        2001          2000
                                                                    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                        $    29,021    $    53,623
Adjustments to reconcile net earnings to net cash
     provided by operating activities:
     Depletion and depreciation                                          51,765         52,477
     Amortization of other assets                                         1,545            961
     Non-cash compensation                                                1,493          2,205
     Deferred income taxes                                               17,400             --
Changes in assets and liabilities:
     Accounts receivable                                                  2,906        (44,400)
     Due from affiliates                                                 (2,894)        (1,973)
     Prepaid expenses and other                                          (2,756)           423
     Accounts payable                                                    17,919        (11,627)
     Revenues and royalties payable                                       5,385           (590)
     Notes payable                                                       26,210             --
     Accrued liabilities and other                                       (1,080)         4,525
                                                                    -----------    -----------
Net cash provided by operating activities                               146,914         55,624
                                                                    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and equipment                               (101,350)       (70,670)
     Sale of property and equipment                                      29,273         37,339
                                                                    -----------    -----------
Net cash used in investing activities                                   (72,077)       (33,331)
                                                                    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from long-term debt                                            --          2,000
     Reductions in long-term debt                                       (40,000)       (21,500)
     Repurchase of stock                                               (114,000)            --
     Issuance of stock/exercise of options                                  576         38,579
     Preferred dividends                                                 (3,129)        (2,700)
     Additions to deferred loan costs                                      (508)            57
                                                                    -----------    -----------
Net cash provided (used) in financing activities                       (157,061)        16,436
                                                                    -----------    -----------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                 (82,224)        38,729
     Cash and cash equivalents at beginning of period                    95,122          6,617
                                                                    -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $    12,898    $    45,346
                                                                    ===========    ===========



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

The financial statements included herein as of September 30, 2001, and for the nine month periods ended September 30, 2001 and 2000, are unaudited, and in the opinion of management, the information furnished reflects all material adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented. Certain minor reclassifications of prior period statements have been made to conform to current reporting practices.

2. NOTES PAYABLE

SHORT-TERM NOTE AGREEMENT

The Company entered into a short-term subordinated credit agreement with Fortis Capital Corporation for $25 million, effective January 5, 2001. The interest rate is the London interbank offered rate ("LIBOR") plus 3.5%, with interest payments due on the last day of March, June, September and December. The note matures on December 31, 2001.

3. DEBT

LONG-TERM DEBT

In May 1998, the Company amended and restated its credit facility with The Chase Manhattan Bank as Administrative Agent (the "Credit Facility") to provide for maximum borrowings, subject to borrowing base limitations, of up to $250 million. The borrowing base on September 30, 2001, was $190 million and is presently being renegotiated. The next scheduled redetermination is set for March 31, 2002.

4. COMMITMENTS AND CONTINGENCIES

LITIGATION

There are no material legal proceedings to which the Company or any of its subsidiaries or partnerships is a party or by which any of its property is subject, other than ordinary and routine litigation incidental to the business of producing and exploring for crude oil and natural gas.

5. EARNINGS PER SHARE

         (in thousands, except per share)

The following tables set forth the computation of basic and diluted net earnings per share:

                                                                 THREE MONTHS ENDED SEPTEMBER 30,
                                                                       2001         2000
                                                                    ----------   ----------
Numerator:
     Net earnings applicable to common stockholders                 $    1,233   $   25,373
     Plus income impact of assumed conversions:
         Preferred stock dividends                                          --        1,350
         Interest on convertible subordinated notes                        316          486
     Net earnings applicable to common stockholders
         plus assumed conversions                                   $    1,549   $   27,209
Denominator:
     Denominator for basic net earnings per
         share - weighted-average shares outstanding                    47,904       47,664
Effect of potentially dilutive common shares:
     Convertible preferred stock                                            --       12,837
     Convertible subordinated notes                                      2,857        2,857
     Employee and director stock options                                   986        1,424
     Warrants                                                            2,262        2,176
                                                                    ----------   ----------
     Denominator for diluted net earnings per
         share - weighted-average shares outstanding
         and assumed conversions                                        54,009       66,959
                                                                    ==========   ==========
Basic net earnings per share                                        $     0.03   $     0.53
                                                                    ==========   ==========
Diluted net earnings per share                                      $     0.03   $     0.41
                                                                    ==========   ==========




                                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                                       2001           2000
                                                                    -----------   -----------
Numerator:
     Net earnings applicable to common stockholders                 $    28,592   $    49,573
     Plus income impact of assumed conversions:
         Preferred stock dividends                                          429         4,050
         Interest on convertible subordinated notes                         937         1,446
     Net earnings applicable to common stockholders
         plus assumed conversions                                   $    29,958   $    55,069
Denominator:
     Denominator for basic net earnings per
         share - weighted-average shares outstanding                     48,485        46,932
Effect of potentially dilutive common shares:
     Convertible preferred stock                                          1,317        12,837
     Convertible subordinated notes                                       2,857         2,857
     Employee and director stock options                                  1,551           866
     Warrants                                                             2,412         1,938
                                                                    -----------   -----------
     Denominator for diluted net earnings per
         share - weighted-average shares outstanding
         and assumed conversions                                         56,622        65,430
                                                                    ===========   ===========
Basic net earnings per share                                        $      0.59   $      1.06
                                                                    ===========   ===========
Diluted net earnings per share                                      $      0.53   $      0.83
                                                                    ===========   ===========

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

7. SALE OF PROPERTIES

On May 17, 2001, the Company sold certain non-strategic oil and gas properties located in south Louisiana and the Texas Gulf Coast for approximately $33 million. The sale was comprised of approximately 25.1 Bcfe proved developed reserves and 20.5 Bcfe of undeveloped reserves.

8. IMPAIRMENT OF LONG-LIVED ASSETS

Unamortized costs of proved oil and natural gas properties are subject to a ceiling which limits such costs to the estimated future net cash flows from proved oil and natural gas properties, net of related income tax effects, discounted at 10 percent. If the unamortized costs are greater than this ceiling, any excess will be charged to depletion expense.

No ceiling write-down was taken during the third quarter of 2001 based on oil and natural gas equivalent prices for the Company's production increasing subsequent to September 30, 2001. Otherwise, utilizing index prices on September 30, 2001, of $1.895 per Mcf of natural gas and $23.43 per Bbl of oil, without giving effect to the subsequent price increases, the Company would have recognized an impairment charge during the third quarter of 2001 of $76.5 million ($49.3 million net after tax).

Due to the potential volatility in oil and natural gas prices and their impact on the carrying value of the Company's proved oil and natural gas reserves, there can be no assurance that future write-downs will not be required as a result of factors that may negatively affect the present value of proved oil and natural gas reserves and the carrying value of oil and natural gas properties, including volatile oil and natural gas prices, downward revisions in estimated proved oil and natural gas reserve quantities and unsuccessful drilling activities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of Meridian's financial operations for the three months and nine months ended September 30, 2001 and 2000. The notes to the Company's consolidated financial statements included in this report, as well as our Annual Report on Form 10-K for the year ended December 31, 2000 (and the notes attached thereto), should be read in conjunction with this discussion.

GENERAL

BUSINESS ACTIVITIES. During the third quarter of 2001, Meridian's drilling activities have been focused in the Company's East Lake Arthur, North Turtle Bayou/Ramos, Weeks Island and Thornwell Fields. We anticipate drilling activities in these areas will comprise the majority of our anticipated capital expenditures for 2001.

Current drilling activities are as follows:

East Lake Arthur Prospect Area: The Hughes No. 1 well in the East Lake Arthur Field, in Jefferson Davis Parish, Louisiana, has completed the sidetrack operations and is preparing the well for completion in the lower Bol Mex 5 sand package. Electric logging operations have confirmed the original reports on the discovery well. The well's production facilities have been constructed and it is anticipated that the well will be placed on production in the near future. Meridian holds leases over approximately 2,300 acres in this highly prospective area. Additional wells in this area are anticipated to be drilled to develop the Bol Mex sands beginning in 2002. Meridian is the operator and owns an approximately 90% working interest and a 65.5% net revenue interest in the well.

Southwest Donner Prospect: The Williams Land Company No. 1 well, in Assumption Parish, Louisiana, was drilled to a depth of 18,650 feet and encountered approximately 55 gross feet of oil pay (28 net feet) in a Rob-L sand at approximately 14,900 feet. The well has been completed and tested at a rate of 1,534 barrels of oil per day (BOPD) plus 887 thousand cubic feet of gas per day (Mcf/d) on a 12/64th inch choke with a flowing tubing pressure of 5,654 pounds per square inch (psi). Shut in tubing pressure was measured at 6,102 psi. The Company is presently installing surface equipment in anticipation of first sales during November 2001. Meridian is the operator of the well and owns an approximately 90% working interest in this well.

Thornwell/Lakeside Prospect Area: The SL 15223 No. 2 well in the Lakeside area in Cameron Parish, Louisiana, has been drilled to a total depth of 17,757 feet and failed to encounter the Camerina sands found productive in the Lakeside No. 1 well due to fault and stratigraphic complications associated with the well's crestal position on the structure. Restrictions on operations in the waterfowl refuge during the fall and winter seasons have resulted in the Company suspending operations on the site until March 2002. Meridian and its partners are currently evaluating two additional locations north of the No. 2 well, which are outside of the wildlife refuge area and off the crestal area, for additional exploration and development sites. Drilling operations on the first of these land locations are expected in the first quarter 2002. Targeted sands for the wells include the Marg Howeii, Camerina and Miogyp sands. Meridian holds a 65.5% working interest in the field and is the operator.

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

INDUSTRY CONDITIONS. Revenues, profitability and future growth rates of Meridian are substantially dependent upon prevailing prices for oil and natural gas. Oil and natural gas prices have been extremely volatile in recent years and are affected by many factors outside of our control. Our average oil price for the three months ended September 30, 2001, was $25.80 per barrel compared to $27.16 per barrel for the three months ended June 30, 2001, and $29.92 per barrel for the three months ended September 30, 2000. Our average oil price for the nine months ended September 30, 2001, was $27.39 per barrel compared to $26.01 per barrel for the nine months ended September 30, 2000. Our average natural gas price for the three months ended September 30, 2001, was $2.92 per Mcf compared to $5.12 per Mcf for the three months ended June 30, 2001, and $4.83 per Mcf for the three months ended September 30, 2000. Our average natural gas price for the nine months ended September 30, 2001, was $5.35 per Mcf compared to $3.67 per Mcf for the nine months ended September 30, 2000. Fluctuations in prevailing prices for oil and natural gas have several important consequences to us, including affecting the level of cash flow received from our producing properties, the timing of exploration of certain prospects and our access to capital markets, which could impact our revenues, profitability and ability to maintain or increase our exploration and development program.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

OPERATING REVENUES. Third quarter 2001 oil and natural gas revenues decreased $28.4 million as compared to third quarter 2000 revenues, primarily due to a 24% decrease in production volumes and a 28% decrease in average commodity prices, both on a natural gas equivalent basis. The decrease in production is a result of the property sales during 2000 and 2001 and natural production declines, partially offset by new wells brought on.

The following table summarizes the Company's operating revenues, production volumes and average sales prices for the three months ended September 30, 2001 and 2000:

                                        THREE MONTHS ENDED
                                           SEPTEMBER 30,
                                      -----------------------    INCREASE
                                         2001         2000      (DECREASE)
                                      ----------   ----------   ----------
Production Volumes:
     Oil (Mbbl)                              683          958          (29%)
     Natural gas (MMcf)                    5,471        6,899          (21%)
     MMcfe                                 9,569       12,647          (24%)

Average Sales Prices:
     Oil (per Bbl)                    $    25.80   $    29.92          (14%)
     Natural gas (per Mcf)            $     2.92   $     4.83          (40%)
     MMcfe                            $     3.51   $     4.90          (28%)

Operating Revenues (000's):
     Oil                              $   17,621   $   28,662          (39%)
     Natural gas                          15,961       33,291          (52%)
                                      ----------   ----------
     Total Operating Revenues         $   33,582   $   61,953          (46%)
                                      ==========   ==========


OPERATING EXPENSES. Oil and natural gas operating expenses decreased $0.7 million to $3.7 million for the three months ended September 30, 2001, compared to $4.4 million for the same period in 2000. This decrease was primarily due to the decrease in the number of wells from the sale of non-core properties, partially offset by the non-recurring expenses from an expanded well workover program and higher lifting costs on marginal wells.

SEVERANCE AND AD VALOREM TAXES. Severance and ad valorem taxes decreased $1.1 million to $3.0 million for the third quarter of 2001, compared to $4.1 million during the same period in 2000. Meridian's oil and natural gas production is primarily from southern Louisiana, and is therefore subject to Louisiana severance tax. The severance tax rates for Louisiana are 12.5% of gross oil revenues and $0.199 per Mcf for natural gas, an increase from $0.097 per Mcf effective in July 2001. Our third quarter decrease was primarily due to the decrease in oil and natural gas production over the same period in 2000 and the 14% decrease in the average sales price of oil from 2000, partially offset by the increase in the natural gas tax rate.

DEPLETION AND DEPRECIATION. Depletion and depreciation expense increased $1.2 million during the third quarter of 2001 to $18.0 million from $16.8 million for the same period of 2000. This was primarily a result of an increase in the depletion rate, reflecting the sale of non-core properties and completion delays of new wells for which reserves have not yet been booked, partially offset by a decrease in production volumes in 2001 from 2000 levels.

GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense decreased by $1.5 million to $2.8 million for three months ended September 30, 2001, compared to $4.3 million during the comparable period last year. The decrease was primarily a result of decreases in salaries, wages, and other compensation related to the provisions of the 1998 net profits and well bonus plans. The plans provide for bonus payments to employees, which are calculated using a formula derived from the actual net profits on each well in the plan for the previous year. The formula has remained unchanged, however, decreased payouts have resulted due to decreased commodity prices and decreased production volumes.

INTEREST EXPENSE. Interest expense decreased $2.2 million to $4.3 million for the third quarter of 2001 in comparison to the third quarter of 2000. The decrease is primarily a result of a decrease in the average interest rate charged on the revolving credit as compared to the third quarter of 2000, and a decrease in the balance outstanding for the revolving credit line, partially offset by the issuance of the short-term notes payable issued in January 2001.

NINE MONTHS ENDED SEPTEMBER 30, 2001, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

OPERATING REVENUES. Oil and natural gas revenues during the nine months ended September 30, 2001, decreased $12.8 million as compared to revenues during the nine months ended September 30, 2000, due to production volumes decreasing 27% partially offset by an increase in average sales prices of 26%, both on a natural gas equivalent basis. The production decrease is primarily a result of the property sales in 2000 and 2001 and natural production declines, partially offset by new wells brought on.

The following table summarizes production volumes, average sales prices and gross revenues for the nine months ended September 30, 2001 and 2000.

                                        NINE MONTHS ENDED
                                           SEPTEMBER 30,
                                      -----------------------   INCREASE
                                         2001         2000      (DECREASE)
                                      ----------   ----------   ----------
Production Volumes:
     Oil (Mbbl)                            2,149        3,116          (31%)
     Natural gas (MMcf)                   16,766       21,923          (24%)
     MMcfe                                29,658       40,618          (27%)

Average Sales Prices:
     Oil (Bbl)                        $    27.39   $    26.01            5%
     Natural gas (Mcf)                $     5.35   $     3.67           46%
     MMcfe                            $     5.01   $     3.97           26%

Gross Revenues (000's):
     Oil                              $   58,845   $   81,046          (27%)
     Natural gas                          89,772       80,381           12%
                                      ----------   ----------
         Total                        $  148,617   $  161,427           (8%)
                                      ==========   ==========


OPERATING EXPENSES. Oil and natural gas operating expenses decreased $0.2 million to $12.9 million for the nine months ended September 30, 2001, compared to $13.1 million for the nine months ended September 30, 2000. This decrease was primarily due to the decrease in the number of wells from the sale of non-core properties, partially offset by non-recurring expenses from an expanded well workover program and higher lifting costs on marginal wells.

SEVERANCE AND AD VALOREM TAXES. Severance and ad valorem taxes decreased $2.7 million to $9.3 million for the nine months ended September 30, 2001, compared to $12.0 million for the nine months ended September 30, 2000. This decrease is largely attributable to the decrease in production from the same period in 2000 partially offset by an increase in the tax rate for natural gas. Meridian's production is primarily from southern Louisiana, and, therefore, is subject to a current tax rate of 12.5% of gross oil revenues and $0.199 per Mcf for natural gas. The tax rate for natural gas for the first half of 2000 was $0.078 per Mcf and from July 2000 through June 2001 was $0.097 per mcf.

DEPLETION AND DEPRECIATION. Depletion and depreciation expense decreased $0.7 million to $51.8 million during the first nine months of 2001 from $52.5 million for the same period last year. This decrease was primarily a result of the 27% decrease in production on an Mcfe basis from the comparable period in 2000, partially offset by an increase in the depletion rate, reflecting the sale of low-priced non-core properties and completion delays of new wells for which reserves have not yet been booked.

GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense decreased $0.1 million to $12.2 million for the first nine months of 2001 compared to $12.3 million during the first nine months of 2000. This decrease was primarily a result of decreases in salaries, wages, and other compensation related to the provisions of the 1998 net profits and well bonus plans. The plans provide for bonus payments to employees, which are calculated using a formula derived from the actual net profits on each well in the plan for the previous year. The formula has remained unchanged, however, decreased payouts have resulted primarily due to decreased production volumes.

INTEREST EXPENSE. Interest expense decreased $3.1 million to $16.2 million during the first nine months of 2001 compared to $19.3 million during the comparable period of 2000. The decrease is primarily a result of the overall reduction in debt and the Federal Reserve Bank's decrease in overall interest rates which has lead to a decrease in the average interest rate on the credit facility.

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL. During the third quarter of 2001, Meridian's capital expenditures were internally financed with cash from operations. As of September 30, 2001, we had a cash balance of $12.9 million and a working capital deficit of $33.8 million, including the $25 million short-term note payable.

CREDIT FACILITY. We entered into an amended and restated credit facility with The Chase Manhattan Bank as Administrative Agent (the "Credit Facility") to provide for maximum borrowings, subject to borrowing base limitations, of up to $250 million. The borrowing base on September 30, 2001, was $190 million and is presently being renegotiated. The next scheduled redetermination is set for March 31, 2002.

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

SHORT-TERM NOTE AGREEMENT. The Company entered into a short-term subordinated credit agreement with Fortis Capital Corporation for $25 million, effective January 5, 2001. The interest rate is LIBOR plus 3.5%, and interest payments are due on the last day of March, June, September and December. The note matures on December 31, 2001, and the Company expects that adequate resources will be available to meet the obligation.

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

CAPITAL EXPENDITURES. To date, Meridian's drilling activities have been focused in the Company's East Lake Arthur, North Turtle Bayou/Ramos, Weeks Island and Thornwell Fields. We anticipate drilling activities in these areas will comprise the majority of our capital expenditures for 2001.

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





                        THE MERIDIAN RESOURCE CORPORATION
                                  (Registrant)









Date: November 6, 2001           By:          LLOYD V. DELANO
                                    ------------------------------------------
                                    Lloyd V. DeLano
                                    Vice President
                                    Chief Accounting Officer


                                 By:          JAMES H. SHONSEY
                                    --------------------------------------------
                                    James H. Shonsey
                                    Vice President - Finance and Capital Markets