Form 10-K405
period 2001-12-31
MERIDIAN RESOURCE CORP
filed 2002-04-01
CIK 869369

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: DECEMBER 31, 2001    Commission file number:  1-10671

                        THE MERIDIAN RESOURCE CORPORATION
             (Exact name of registrant as specified in its charter)

             TEXAS                                          76-0319553
     (State of incorporation)                             (I.R.S. Employer
                                                        Identification No.)

1401 ENCLAVE PARKWAY, SUITE 300, HOUSTON, TEXAS                77077
 (Address of principal executive offices)                    (Zip Code)

        Registrant's telephone number, including area code: 281-597-7000

           Securities registered pursuant to Section 12(b) of the Act:

  (Title of each class)                              (Name of each exchange on
    which registered)                                 New York Stock Exchange
Common Stock, $0.01 par value

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

Aggregate market value of shares of common stock held by non-affiliates
of the Registrant at March 22, 2002:                               $221,199,101

Number of shares of common stock outstanding at March 22, 2002:      49,915,343

                       DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Form (Items 10, 11, 12 and 13) is incorporated by reference from the registrant's Proxy Statement to be filed on or before April 30, 2002.

                        THE MERIDIAN RESOURCE CORPORATION
                               INDEX TO FORM 10-K




                               PART I
                                                                            Page
                                                                            ----
Item 1.     Business                                                          3

Item 2.     Properties                                                       14

Item 3.     Legal Proceedings                                                14

Item 4.     Submission of Matters to a Vote of Security Holders              14

                               PART II

Item 5.     Market for Registrant's Common Equity and Related
                     Shareholder Matters                                     15

Item 6.     Selected Financial Data                                          16

Item 7.     Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                     17

Item 7. a.  Quantitative and Qualitative Disclosures about Market Risk       28

Item 8.     Financial Statements and Supplementary Data                      30

Item 9.     Changes in and Disagreements with Accountants on
                     Accounting and Financial Disclosure                     56

                              PART III

Item 10.    Directors and Executive Officers of the Registrant               56

Item 11.    Executive Compensation                                           56

Item 12.    Security Ownership of Certain Beneficial Owners
                     and Management                                          56

Item 13.    Certain Relationships and Related Transactions                   56

                              PART IV

Item 14.    Exhibits, Financial Statement Schedules and
                     Reports on Form 8-K                                     57

            Signatures                                                       62

                                     PART I

ITEM 1. BUSINESS

GENERAL

The Meridian Resource Corporation ("Meridian" or the "Company") is an independent oil and natural gas company that explores for, acquires and develops oil and natural gas properties utilizing 3-D seismic technology. Our operations are focused on the onshore oil and gas regions in south Louisiana, the Texas Gulf Coast and offshore in the Gulf of Mexico. As of December 31, 2001, we had proved reserves of approximately 323 Bcfe with a present value of future net cash flows before income taxes of approximately $429 million. Approximately 55% of our proved reserves were natural gas and approximately 51% were classified as proved developed.

We believe we are among the leaders in the use of 3-D seismic technology by independent oil and natural gas companies. We also believe we have a competitive advantage in the areas where we operate because of our large inventory of lease acreage, seismic data coverage and experienced geotechnical, land and operational staff.

During 1998, we acquired substantially all of Shell Oil Company's and its affiliates' (collectively, "Shell") onshore south Louisiana oil and gas property interests in two separate transactions (the "Shell Transactions"). The Shell Transactions were consummated on June 30, 1998, and positioned us as one of the leading operators and producers in south Louisiana. Additionally, the property interests acquired in the Shell Transactions allow us to blend lower risk exploration and development projects with higher risk, higher potential exploration projects. As a result of the Shell Transactions, Shell beneficially owned 39.9% of our Common Stock on a fully diluted basis, assuming the exercise of all outstanding stock options and warrants and conversion of all Preferred Stock. On January 29, 2001, the Company completed the repurchase of all of the outstanding Preferred Stock (convertible into 12.8 million shares of Common Stock) and six million shares of Common Stock from Shell for $114 million resulting in Shell's ownership being reduced to approximately 15% of our Common Stock outstanding.

We currently have interests in leases and options to lease acreage in approximately 383,000 gross acres in Louisiana, Texas and the Gulf of Mexico. We also have rights or access to approximately 7,100 square miles of 3-D seismic data, which we believe to be one of the largest positions held by a company of our size operating in our core areas of operation.

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

OIL AND GAS PROPERTIES

The following table sets forth production and reserve information by region with respect to our proved oil and natural gas reserves as of December 31, 2001. The reserve volumes were reviewed by T. J. Smith & Company, Inc., independent reservoir engineers.

                                                                                       GULF OF
                                                       TEXAS         LOUISIANA         MEXICO           TOTAL
                                                       ----          ---------         -------          -----
PRODUCTION FOR THE YEAR ENDED DECEMBER 31, 2001
     Oil (MBbls)                                         2             2,755             161             2,918
     Natural Gas (MMcf)                                201            19,720           2,164            22,085
RESERVES AS OF DECEMBER 31, 2001
     Oil (MBbls)                                        --            23,551             795             24,346
     Natural Gas (MMcf)                                 --           161,018          15,904            176,922
ESTIMATED FUTURE NET CASH FLOWS ($000)(1)......................................................      $  669,214
PRESENT VALUE OF FUTURE NET CASH FLOWS BEFORE INCOME TAXES ($000)(1)...........................      $  429,109
STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS ($000)(1).............................      $  402,917

(1) Standardized Measure of Discounted Future Net Cash Flows represents the Present Value of Future Net Cash Flows after income taxes discounted at 10%. For calculating the Present Value of Future Net Cash Flows as of December 31, 2001, we used the prices at December 31, 2001, which were $19.41 per Bbl of oil and $2.63 per Mcf of natural gas.

PRODUCTIVE WELLS

At December 31, 2001, 2000 and 1999, we held interests in the following productive wells. The majority of the 31 gross (5.1 net) wells in the Gulf of Mexico as of December 31, 2001, have multiple completions.

                                         2001                   2000                   1999
                                  -----------------      -----------------     --------------------
                                  GROSS        NET       GROSS         NET     GROSS           NET
                                  -----      -------     -----        -----    -----         ------
Oil Wells.....................     61           41       118           96      116             91
Natural Gas Wells.............     79           34        96           46       95             40
                                  ---           --       ---          ---      ---            ---
         Total................    140           75       214          142      211            131
                                  ===           ==       ===          ===      ===            ===

OIL AND NATURAL GAS RESERVES

Presented below are our estimated quantities of proved reserves of crude oil and natural gas, Future Net Cash Flows, Present Value of Future Net Revenues and the Standardized Measure of Discounted Future Net Cash Flows as of December 31, 2001. Information set forth in the following table is based on reserve reports prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "Commission"). The reserve volumes were reviewed by T.
J. Smith & Company, Inc., independent reservoir engineers, as of December 31, 2001.


                                                             PROVED RESERVES AT DECEMBER 31, 2001
                                                 ------------------------------------------------------------------
                                                  DEVELOPED         DEVELOPED
                                                 PRODUCING       NON-PRODUCING       UNDEVELOPED            TOTAL
                                                 ----------      -------------       -----------            -----
                                                                    (DOLLARS IN THOUSANDS)
Net Proved Reserves:
Oil (MBbls)................................        7,426              3,326              13,594              24,346
Natural Gas (MMcf).........................       63,570             37,827              75,525             176,922
Natural Gas Equivalent (MMcfe).............      108,126             57,783             157,083             322,992
Estimated Future Net Cash Flows(1)............................................................       $      669,214
Present Value of Future Net Cash Flows (before income taxes)(1)...............................       $      429,109
Standardized Measure of Discounted Future Net Cash Flows(1)...................................       $      402,917

---------------
(1) The Standardized Measure of Discounted Future Net Cash Flows represents the Present Value of Future Net Cash Flows after income taxes discounted at 10%. For calculating the Estimated Future Net Cash Flows, the Present Value of Future Net Cash Flows and the Standardized Measure of Discounted Future Net Cash Flows as of December 31, 2001, we used the prices at December 31, 2001, which were $19.41 per Bbl of oil and $2.63 per Mcf of natural gas.

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

OIL AND NATURAL GAS DRILLING ACTIVITIES

The following table sets forth the gross and net number of productive and dry exploratory and development wells that we drilled and completed in 2001, 2000 and 1999.

                                                          GROSS WELLS                         NET WELLS
                                                 -------------------------------------------------------------------
                                                 PRODUCTIVE      DRY     TOTAL      PRODUCTIVE      DRY     TOTAL
                                                 ----------      ---     -----      ----------      ---     -----
EXPLORATORY WELLS
Year ended December 31, 2001..................        9           7       16            4.2         5.8      10.0
Year ended December 31, 2000..................       11           5       16            7.4         3.6      11.0
Year ended December 31, 1999..................        8           7       15            3.4         4.9       8.3
DEVELOPMENT WELLS
Year ended December 31, 2001..................        4           2        6            2.8         1.8       4.6
Year ended December 31, 2000..................        7          --        7            4.2          --       4.2
Year ended December 31, 1999..................        6           1        7            3.3          .7       4.0

Meridian had 1 gross (0.9 net) well in progress at December 31, 2001.

PRODUCTION

The following table summarizes the net volumes of oil and natural gas produced and sold, and the average prices received with respect to such sales, from all properties in which Meridian held an interest during 2001, 2000 and 1999.

                                                                          YEAR ENDED DECEMBER
                                                        ---------------------------------------------------------
                                                             2001                  2000                  1999
                                                        --------------       ------------           -------------
PRODUCTION:
     Oil (MBbls)...............................              2,918                 3,987                 4,454
     Natural gas (MMcf)........................             22,085                27,672                22,711
     Natural gas equivalent (MMcfe)............             39,594                51,596                49,438

AVERAGE PRICES:
     Oil ($/Bbl)...............................         $    25.17             $   27.32            $    17.61
     Natural Gas ($/Mcf).......................         $     4.67             $    4.14            $     2.38
     Natural gas equivalent ($/Mcfe)...........         $     4.46             $    4.33            $     2.68

PRODUCTION EXPENSES:
      Lease operating expenses($/Mcfe).........         $     0.42             $    0.35            $     0.30
      Severance and ad valorem
        taxes ($/Mcfe).........................         $     0.30             $    0.30            $     0.23

ACREAGE

The following table sets forth the developed and undeveloped oil and natural gas acreage in which Meridian held an interest as of December 31, 2001. Undeveloped acreage is considered to be those lease acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas, regardless of whether or not such acreage contains proved reserves.

                                                                           DECEMBER 31, 2001
                                                     ---------------------------------------------------------------
                                                              DEVELOPED                        UNDEVELOPED
                                                     -----------------------------    ------------------------------
     REGION                                             GROSS             NET            GROSS             NET
     ------                                          -------------    -----------     ------------     -------------
TEXAS...........................................          425              53            6,099            2,333
LOUISIANA.......................................       31,213          18,209           38,719           30,883
GULF OF MEXICO..................................       46,529           8,083           81,747           35,678
                                                     --------          ------          -------           ------
     TOTAL                                             78,167          26,345          126,565           68,894
                                                     ========          ======          =======           ======

In addition to the above acreage, we currently have options or farm-ins to acquire leases on approximately 178,430 gross (177,713 net) acres of undeveloped land located in Louisiana. Our fee holdings of 5,000 acres have been included in the undeveloped acreage and have been reduced to reflect the interest that we have leased to third parties.

GEOLOGIC AND GEOPHYSICAL EXPERTISE

Meridian employs approximately 86 full-time non-union employees and 16 contract employees. This staff includes geologists, geophysicists and consultants with over 350 combined years of experience in generating onshore and offshore prospects in the Louisiana and Texas Gulf Coast region. Our geologists and geophysicists generate and review all prospects using 2-D and 3-D seismic technology and analogues to producing wells in the areas of interest. Talented geoscientists with experience in finding oil and gas in large quantities and who focus in our niche region of focus are unique and difficult to attract and retain on a long-term basis.

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

The following table sets forth purchasers of our oil and natural gas that accounted for more than 10% of total revenues for 2001, 2000 and 1999.

                                                                          YEAR ENDED DECEMBER 31,
                                                         -----------------------------------------------------------
     CUSTOMER                                                  2001                 2000                 1999
     --------                                            ------------           ---------              --------
Equiva Trading Company(1).............................         30%                  36%                  43%
Louisiana Intrastate Gas..............................         20%                  12%                  --
Superior Natural Gas..................................         13%                  14%                  --
Tauber Oil Company....................................         --                   --                   16%

(1) This entity is an affiliate of Shell.

Other purchasers for our oil and natural gas are available; therefore, we believe that the loss of any of these purchasers would not have a material adverse effect on the results of operations.

MARKET CONDITIONS

Our revenues, profitability and future rate of growth substantially depend on prevailing prices for oil and natural gas. Oil and natural gas prices have been extremely volatile in recent years and are affected by many factors outside our control. Since 1992, prices for West Texas Intermediate crude have ranged from $8.00 to $37.20 per Bbl and the Gulf Coast spot market natural gas price at Henry Hub, Louisiana, has ranged from $1.08 to $9.98 per MMBtu. The average price we received during the year ended December 31, 2001, was $4.46 per Mcfe compared to $4.33 per Mcfe during the year ended December 31, 2000. The volatile nature of energy markets makes it difficult to estimate future prices of oil and natural gas; however, any prolonged period of depressed prices would have a material adverse effect on our results of operations and financial condition.

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

TITLE TO PROPERTIES

As is customary in the oil and natural gas industry, we make only a cursory review of title to undeveloped oil and natural gas leases at the time we acquire them. However, before drilling commences, we search the title, and remedy any material defects before we actually begin drilling the well. To the extent title opinions or other investigations reflect title defects, we (rather than the seller or lessor of the undeveloped property) typically are obligated to cure any such title defects at our expense. If we are unable to remedy or cure any title defects so that it would not be prudent for us to commence drilling operations on the property, we could suffer a loss of our entire investment in the property. We believe that we have good title to our oil and natural gas properties, some of which are subject to immaterial encumbrances, easements and restrictions. Under the terms of our credit facility, we may not grant liens on various properties and must grant to our lenders a mortgage on our oil and gas properties of at least 90% of our present value of proved properties. Our own oil and natural gas properties also typically are subject to royalty and other similar noncost-bearing interests customary in the industry.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of Meridian's security holders during the fourth quarter of 2001.

                                     PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK AND DIVIDEND POLICY

Our Common Stock is traded on the New York Stock Exchange under the symbol "TMR." The following table sets forth, for the periods indicated, the high and low sale prices per share for the Common Stock as reported on the New York Stock
Exchange:

                                                   HIGH                 LOW
                                             -----------------    --------------
2001:
First quarter............................... $     9.31           $     6.40
Second quarter..............................       7.98                 6.10
Third quarter...............................       6.93                 2.65
Fourth quarter .............................       4.30                 3.02

2000:
First quarter............................... $     4.25           $     2.75
Second quarter..............................       5.94                 3.06
Third quarter...............................       7.06                 4.38
Fourth quarter .............................       8.88                 5.94

The closing sale price of the Common Stock on March 22, 2002, as reported on the New York Stock Exchange Composite Tape, was $4.50. As of March 22, 2002, we had approximately 838 shareholders of record.

Meridian has not paid cash dividends on the Common Stock and does not intend to pay cash dividends on the Common Stock in the foreseeable future. We currently intend to retain our cash for the continued development of our business, including exploratory and development drilling activities. We also are currently restricted under our Credit Agreement from expending more than $2.0 million in the aggregate for cash dividends on the Common Stock or for purchase of shares of Common Stock without the prior consent of the lender.

ITEM 6.       SELECTED FINANCIAL DATA

All financial data should be read in conjunction with our Consolidated Financial Statements and related notes thereto included throughout this report.

                                                                    YEAR ENDED DECEMBER 31,
                                             -------------------------------------------- --------------------------
                                                 2001           2000           1999          1998          1997
                                                 ----           ----           ----          ----          ----
                                                    (In thousands, except prices and per share information)
A.    SUMMARY OF OPERATING DATA
Production:
     Oil (MBbls)                                 2,918          3,987          4,454        2,365            914
     Natural gas (MMcf)                         22,085         27,672         22,711       20,603         14,603
     Natural gas equivalent (MMcfe)             39,594         51,596         49,438       34,793         20,087
Average Prices:
     Oil ($/Bbl)                            $    25.17     $    27.32    $     17.61    $   12.19     $    19.72
     Natural gas ($/Mcf)                          4.67          4.14            2.38         2.16           2.70
     Natural gas equivalent ($/Mcfe)              4.46          4.33            2.68         2.11           2.86
B.    SUMMARY OF OPERATIONS
Total revenues                              $  178,060     $ 226,246     $   133,361    $  74,026     $   58,333
Depletion and depreciation                      67,450        69,648          54,222       45,390         26,337
Net earnings (loss)(1)                          22,551        65,070          11,467     (230,708)       (28,541)
Net earnings (loss) per share:(1)
     Basic                                   $    0.47     $    1.34     $      0.25    $   (5.80)    $    (0.85)
     Diluted                                      0.43          1.06            0.25        (5.80)         (0.85)
Dividends per:
     Common share                                   --            --              --           --             --
     Preferred share                         $    0.11     $    1.36     $      1.36    $    0.68             --
Weighted average common
     shares outstanding                         48,350        48,646          45,995       39,774         33,383
C.    SUMMARY BALANCE SHEET DATA
Total assets                                 $ 507,666     $ 570,921     $   477,719    $ 445,175     $  292,558
Long-term obligations, inclusive
     of current maturities                     190,000       250,000         270,000      240,084        107,195
Stockholders' equity                           188,221       270,322         163,860      148,808        145,102


(1)      Applicable to common stockholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Meridian is an independent oil and natural gas company that explores for, acquires and develops oil and natural gas properties utilizing 3-D seismic technology. Our operations are focused on the onshore oil and gas regions in south Louisiana, the Texas Gulf Coast and offshore in the Gulf of Mexico.

We have achieved substantial growth in reserves, production, revenues and cash flow since our inception. From the beginning of 1992 (when the Company had no proved reserves or production of oil or natural gas) through December 31, 2001, we have achieved a compound annual growth rate in production of 40% and an average annual reserve replacement rate of 297%.

Our reserves and strategic acreage position provide us with a significant presence in our areas of focus, enabling us to manage a large asset base and to add successful exploratory and development wells at relatively low incremental costs. As of December 31, 2001, we had proved reserves of 323 Bcfe, approximately 55% of which were natural gas, with a present value of future pre-tax cash flows (PV-10) of $429 million. We own interests in approximately 383,000 gross (273,000 net) acres, including 26 fields and 140 wells, and we operate approximately 75% of our total production. During 2001, we achieved 280% replacement of production and increased reserves by 6% from a year-end 2000 total of 306 Bcfe to 323 Bcfe at the end of 2001, after producing approximately 40 Bcfe, selling approximately 55 Bcfe and making adjustments and revisions of approximately 26 Bcfe. Our finding and development cost for 2001 was $1.21 per Mcfe, and was $1.61 for the four-year period from 1998 through 2001. Our lease operating expense or lifting cost averaged $0.42 per Mcfe for 2001 and $.37 per Mcfe for the fourth quarter of 2001.

We have a large, balanced inventory of exploration, exploitation and development drilling prospects in our producing region. In addition to a solid reserve base and acreage position in our area of focus, we believe we possess the technical knowledge and information necessary to sustain the successful growth we have experienced year after year. With licenses and rights to over 7,100 square miles of 3-D seismic data and 155,000 linear miles of 2-D seismic data, our technical and professional staff is in a unique position to continue to generate future prospects for our growth.

Our Strategy.  The key elements of our strategy are as follows:

o Generate reserve growth through exploration, exploitation and development drilling of a balanced portfolio of high potential prospects;
o Maintain a concise geographic focus applying professional and technical knowledge and experience to the development of a high quality project inventory;
o Apply a disciplined methodology utilizing 3-D seismic technology to reduce exploration risk, improve the probability of success, optimize well locations and reduce our finding costs;
o Maximize percentage ownership in each drilling prospect relative to probability of success, increasing the impact of discoveries on shareholder value; and
o Maintain operational control to manage quality, costs and timing of our drilling and production activities.

We use a disciplined approach in the generation of drilling projects, which forms the basis of the Company's ability to grow its reserves, production and cash flow. The Company's process of review begins with a thorough analysis of each project area using traditional geological methods of prospect development, combined with computer-aided technology to analyze all available 2-D and 3-D seismic data and other geological and geophysical data with respect to the opportunity. In addition, from time to time, we may purchase producing properties through acquisitions that have substantial additional drilling opportunities associated with them.

The Company has budgeted approximately $70 million in capital expenditures for 2002, subject to adjustment depending on drilling results, the number of wells drilled, drilling conditions and other factors. The 2002 expenditures will be spent on the development of its recently acquired Biloxi Marshlands exploration/exploitation play in south Louisiana and the extension of recently discovered fields in the Company's East Lake Arthur, Lakeside, Turtle Bayou, Weeks Island, and Thornwell fields.

Recent Developments. Meridian recently purchased a dominant acreage position in south Louisiana, referred to as the Biloxi Marshlands project, which comprises approximately 200,000 acres. Additionally, the Company has underwritten a large-scale proprietary 3-D seismic survey that will image approximately 500 square miles in three phases over the next three years. Based on 2-D and 3-D seismic data acquired over a small portion of the acreage to date, the Company's geologists have begun initial mapping of more than a dozen prospect leads. Prospects in the area are defined by attribute analysis and appear as "bright spots" on 3-D seismic data. The Biloxi Marshlands project focuses on relatively shallow, normally pressured horizons. As a result, the project is anticipated to be characterized by lower costs, reduced mechanical risks and higher probability of success than the Company's traditional deep exploration plays. The first test well is planned for the second quarter of 2002 with several additional wells expected for the year, and up to 12 wells per year for the next several years, depending on the results of 3-D seismic data.

In an effort to address the Company's liquidity and balance sheet issues and to accelerate the recently acquired Biloxi Marshlands 3-D exploitation project, the Company retained the investment banking firms of RBC Dominion and Credit Lyonnais to assist it in the placement of a private preferred stock offering of up to $75 million. As of March 28, 2002, as a result of the Company's efforts, subscriptions for approximately $25 million have been received to date. Combined with the estimated cash flow from operations for 2002, estimated expenditures for the Biloxi Marshlands project for 2002 are available. Additional funds, if any are elected to be pursued, would yield further improvements in the Company's balance sheet and working capital.

Industry Conditions. Our revenues, profitability and future rate of growth are substantially dependent upon prevailing prices for oil and natural gas. Oil and natural gas prices have been extremely volatile in recent years and are affected by many factors outside of our control. The average price we received during the year ended December 31, 2001 was $4.46 per Mcfe compared to $4.33 per Mcfe during the year ended December 31, 2000. Fluctuations in prevailing prices for oil and natural gas have several important consequences to us, including affecting the level of cash flow received from our producing properties, the timing of exploration of certain prospects and our access to capital markets, which could impact our revenues, profitability and ability to maintain or increase our exploration and development program.

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

Sale of Properties. On May 17, 2001, the Company sold certain non-strategic oil and gas properties located in south Louisiana and the Texas Gulf Coast for approximately $30 million. The sale was comprised of approximately 25 Bcfe proved developed reserves and 24 Bcfe of undeveloped reserves. Benefits of the sale include the reduction of total debt by an additional $30 million resulting in an immediate savings in interest costs on the Company's senior bank debt, the elimination of $9.5 million in future capital expenditures associated with the properties, and the elimination of over $5 million in annual Lease Operating Expenses. On December 20, 2001, we sold additional properties in south Louisiana for approximately $2.5 million.

Ceiling Test Write-down. A decline in oil and natural gas prices caused us to recognize $6.6 million of non-cash write-downs of our oil and natural gas properties under the full cost method of accounting during 2001. During 2000 and 1999, we recorded no write-down of the value of our oil and natural gas properties. Due to the potential volatility in oil and gas prices and their effect on the carrying value of our proved oil and gas reserves, there can be no assurance that future write-downs will not be required as a result of factors that may negatively affect the present value of proved oil and natural gas reserves and the carrying value of oil and natural gas properties, including volatile oil and natural gas prices, downward revisions in estimated proved oil and natural gas reserve quantities and unsuccessful drilling activities.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2001, COMPARED TO YEAR ENDED DECEMBER 31, 2000

Operating Revenues and Production.

Oil and natural gas revenues decreased $46.8 million as a result of decreased production volumes partially offset by improved commodity prices. The production decrease was primarily a result of the property sales in 2001 and 2000 and natural production declines, partially offset by the inclusion of new wells being placed on production. The following table summarizes Meridian's operating revenues, production volumes and average sales prices for the years ended December 31, 2001 and 2000.

                                                                Year Ended
                                                               December 31,                      Increase
                                                           ---------------------------------------------------
                                                           2001             2000                (Decrease)
                                                           ----             ----                ----------
Production:
  Oil (MBbls)                                                 2,918           3,987                (27%)
  Natural gas (MMcf)                                         22,085          27,672                (20%)
  Natural gas equivalent (MMcfe)                             39,594          51,596                (23%)

Average Sales Price:
  Oil (per Bbl)                                        $      25.17      $    27.32                (8%)
  Natural gas (per Mcf)                                        4.67            4.14                 13%
  Natural gas equivalent (per Mcfe)                            4.46            4.33                 3%

Gross Revenues (000's):
  Oil                                                  $     73,443      $  108,930                (33%)
  Natural gas                                               103,203         114,490                (10%)
                                                       ------------      ----------                ----
                                    Total              $    176,646      $  223,420                (21%)
                                                       ============      ==========                ====

Interest and Other Income.

Interest and other income decreased $1.4 million to $1.4 million in 2001, compared to $2.8 million for 2000. This decrease was primarily due to invested funds during 2000 from the sale of properties and the Common Stock offering that was being accumulated for the amount required to exercise the option to buy back the Company's Preferred Stock and six million shares of the Company's Common Stock from Shell in January 2001.

Operating Expenses.

Oil and natural gas operating expenses decreased $1.6 million to $16.6 million in 2001, compared to $18.2 million in 2000. This decrease was primarily due to the decrease in the number of wells from the sale of high cost, non-core properties and reorganization of field operation resulting in greater efficiencies partially offset by non-recurring expenses from an expanded well workover program and higher lifting costs on marginal wells.

Severance and Ad Valorem Taxes.

Severance and ad valorem taxes decreased $3.8 million to $11.8 million in 2001, compared to $15.6 million in 2000. This decrease is largely attributable to the decrease in production from 2000 levels partially offset by an increase in the tax rate for natural gas. Meridian's production is primarily from southern Louisiana, and, therefore, is subject to a current tax rate of 12.5% of gross oil revenues and $0.199 per Mcf for natural gas. The tax rate for natural gas for the first half of 2000 was $0.078 per Mcf and from July 2000 through June 2001 was $0.097 per Mcf.

Depletion and Depreciation.

Depletion and depreciation expense decreased $2.2 million to $67.4 million in 2001 from $69.6 million for 2000. This decrease was primarily a result of the 23% decrease in production on an Mcfe basis from 2000, partially offset by an increase in the depletion rate, reflecting the sale of non-core properties.

General and Administrative Expense.

General and administrative expense decreased $2.9 million to $13.5 million in 2001 compared to $16.4 million for the year 2000. This decrease was primarily a result of staff reductions and decreases in salaries, wages, and other compensation related to the provisions of the 1998 net profits and well bonus plans. The plans provide for bonus payments to employees, which are calculated using a formula derived from the actual net profits on each well in the plan for the previous year. Decreased payouts in 2001 have resulted primarily due to decreased production volumes and the purchase and termination of certain well bonus plans during the latter portion of the year.

Interest Expense.

Interest expense decreased $5.4 million to $20.1 million in 2001 compared to $25.5 million for 2000. The decrease is primarily a result of the overall reduction in debt and the Federal Reserve Bank's decrease in overall interest rates which has led to a decrease in the average interest rate on the credit facility.

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

                                                                Year Ended
                                                               December 31,                    Increase
                                                           ---------------------------------------------------
                                                             2000            1999              (Decrease)
                                                             ----            ----              ----------
Production:
  Oil (MBbls)                                                 3,987           4,454                (10%)
  Natural gas (MMcf)                                         27,672          22,711                 22%
  Natural gas equivalent (MMcfe)                             51,596          49,438                 4%

Average Sales Price:
  Oil (per Bbl)                                        $      27.32      $    17.61                 55%
  Natural gas (per Mcf)                                        4.14            2.38                 74%
  Natural gas equivalent (per Mcfe)                            4.33            2.68                 62%

Gross Revenues (000's):
  Oil                                                  $    108,930      $   78,447                 39%
  Natural gas                                               114,490          54,129                112%

                                    Total              $    223,420      $  132,576                 69%

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

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL. During 2001, capital expenditures were internally financed from the Company's cash flow generated from operations. We completed the sale of certain non-strategic assets resulting in cash proceeds of approximately $30 million. As of December 31, 2001, we had a cash balance of $14.3 million and a working capital deficit of $46.3 million, including the $25 million short-term note payable. The Company is evaluating a number of various alternatives of raising additional funds.

Our strategy is to grow the Company prudently, taking advantage of the strong asset base built over the years to add reserves through the drill bit while maintaining a disciplined approach to costs. Where appropriate, we will allocate excess cash above capital expenditures to reduce leverage.

CREDIT FACILITY. We entered into an amended and restated credit facility with The Chase Manhattan Bank as Administrative Agent (the "Credit Facility") to provide for maximum borrowings, subject to borrowing base limitations, of up to $250 million. During 2001, the borrowing base was reduced to $190 million. The Company is currently negotiating its scheduled borrowing base redetermination with its banks. Borrowings under the Credit Facility are secured by pledges of the outstanding capital stock of our subsidiaries and a mortgage on the oil and natural gas properties of at least 90% of its present value of proved properties. The Credit Facility contains various restrictive covenants, including, among other items, maintenance of certain financial ratios and restrictions on cash dividends on the Common Stock. Borrowings under the Credit Facility mature on May 22, 2003.

Under the Credit Facility, as amended, we may secure either (i) an alternative base rate loan that bears interest at a rate per annum equal to the greater of the administrative agent's prime rate, a certificate of deposit based rate or a federal funds based rate plus 0.25% to 1.0% or (ii) a Eurodollar base rate loan that bears interest, generally, at a rate per annum equal to the London interbank offered rate plus 1.25% to 2.75%, depending on the ratio of the aggregate outstanding loans and letters of credit to the borrowing base. The Credit Facility also provides for commitment fees ranging from 0.3% to 0.5% per annum.

SHORT-TERM NOTE AGREEMENT. The Company entered into a short-term subordinated credit agreement with Fortis Capital Corporation for $25 million, effective January 5, 2001, with a maturity date of December 31, 2001. We extended and amended the agreement on December 5, 2001. The interest rate is the London interbank offered rate ("LIBOR") plus 3.5% through March 31, 2002, LIBOR plus 4.5% from April 1, 2002, through September 30, 2002, and LIBOR plus 5.5% from October 1, 2002, through December 31, 2002. Interest payments are due on the last day of March, June, September and December. Note payments of $5 million each are due on September 1, 2002, and December 1, 2002, with the remaining $15 million payable on December 31, 2002.

9 1/2% CONVERTIBLE SUBORDINATED NOTES. During June 1999, we completed private placements of an aggregate of $20 million of our 9 1/2% Convertible Subordinated Notes due June 18, 2005 (the "Notes"). The Notes are unsecured and contain customary events of default, but do not contain any maintenance or other restrictive covenants. Interest is payable on a quarterly basis.

The Notes are convertible at any time by the holders of the Notes into shares of our Common Stock, utilizing a conversion price of $7.00 per share (the "Conversion Price"). The Conversion Price is subject to customary anti-dilution provisions. The holders of the Notes have been granted registration rights with respect to the shares of Common Stock that would be issued upon conversion of the Notes or issuance of the warrants discussed below. We may prepay the Notes at any time without penalty or premium.

CAPITAL EXPENDITURES. Capital expenditures in 2001 consisted of $134.1 million for property and equipment additions primarily related to exploration and development of various prospects, including leases, seismic data acquisitions, and drilling and workover activities. During 2001, the Company expanded workover activities to take advantage of higher commodity prices. Our strategy is to blend exploration drilling activities with high-confidence workover and development projects selected from our broad asset inventory in order to capitalize on periods of high commodity prices. This strategy brought on production and added reserves sooner than the drilling of deep, higher risk exploration wells. The workover additions came from key producing fields, primarily West Lake Verret, Weeks Island and Good Hope.

The 2002 capital expenditures plan has been established at approximately $70 million. The final projects will be determined based on a variety of factors, including prevailing prices for oil and natural gas, our expectations as to future pricing and the level of cash flow from operations. We currently anticipate funding the 2002 plan primarily utilizing cash flow from operations. Where appropriate, excess cash flow from operations as a result of increased rates or prices beyond that needed for the 2002 capital expenditures plan we will use to de-lever the Company by development of exploration discoveries or direct payment of debt.

SALE OF PROPERTIES. On May 17, 2001, the Company sold certain non-strategic oil and gas properties located in south Louisiana and the Texas Gulf Coast for approximately $30 million. The sale was comprised of approximately 25 Bcfe proved developed reserves and 24 Bcfe of undeveloped reserves. Benefits of the sale include the reduction of total debt by an additional $30 million resulting in an immediate savings in interest costs on the Company's senior bank debt, the elimination of $9.5 million in future capital expenditures associated with the properties, and the elimination of over $5 million in annual Lease Operating Expenses. On December 20, 2001, we sold additional properties in south Louisiana for approximately $2.5 million.

CASH OBLIGATIONS. The following summarizes the Company's contractual obligations at December 31, 2001 and the effect such obligations are expected to have on its liquidity and cash flow in future periods (in thousands):

                                                      LESS THAN            1-3             AFTER
                                                      ONE YEAR            YEARS           3 YEARS           TOTAL
                                                    --------------     -------------    ------------     -------------
Short and long term debt                            $      25,763      $    190,000     $    20,000      $    235,763
Non-cancelable operating leases                             1,463             4,525           1,162             7,150
                                                    --------------     -------------    ------------     -------------
Total contractual cash obligations                  $      27,226      $    194,525     $    21,162      $    242,913
                                                    ==============     =============    ============     =============


DIVIDENDS. It is our policy to retain existing cash for reinvestment in our business, and therefore, we do not anticipate that dividends will be paid with respect to the Common Stock in the foreseeable future. Dividends on the Preferred Stock aggregating $0.4 million were accrued for 2001 on a pro-rata basis up until the exercise date of the option to purchase the Preferred Stock held by Shell. Dividends of $3.1 million on that Preferred Stock were paid during 2001.

STOCK RIGHTS AND RESTRICTIONS AGREEMENT. Pursuant to the Option and Standstill Agreement (the "Option Agreement"), on January 29, 2001, the Company completed the repurchase of all of the outstanding Preferred Stock (convertible into 12.8 million shares of Common Stock) and six million shares of Common Stock from Shell for $114 million. The $114 million stock buyback price was generated through a balanced financing structure including $38.7 million in net proceeds from the issuance of Common Stock at $6 5/8 per share; $25 million in subordinated debt; and $50.3 million of cash flow and proceeds from the sale of non-core properties. The repurchase of these shares resulted in an immediate reduction in the fully diluted share count of more than 25%. Shell remains Meridian's largest shareholder, with approximately 7.1 million shares of Common Stock. The six million shares of Common Stock were repurchased into the Company's Treasury Stock account at a value of $48.2 million (using the closing price of Meridian's Common Stock on the transaction date). In addition, the buyback of the six million common shares along with the retirement of the Preferred Stock resulted in an immediate reduction in the fully diluted share count of more than 25%. Finally, since the face value of the Preferred Stock was $135 million, the repurchase at a discounted price of $114 million provided an immediate $21.0 million benefit to the equity of all common stockholders.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company's discussion and analysis of its financial condition and results of operation are based upon consolidated financial statements, which have been prepared in accordance with accounting principles generally adopted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Company analyzes its estimates, including those related to oil and gas revenues, bad debts, oil and gas properties, marketable securities, income taxes and contingencies and litigation. The Company bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

The Company follows the full cost method of accounting for its investments in oil and natural gas properties. All costs incurred with the acquisition, exploration and development of oil and natural gas properties, including unproductive wells, are capitalized. Included in capitalized costs are general and administrative costs that are directly related with acquisition, exploration and development activities. Proceeds from the sale of oil and natural gas properties are credited to the full cost pool, unless the sale involves a significant quantity of reserves, in which case a gain or loss is recognized. Under the rules of the Securities and Exchange Commission ("SEC") for the full cost method of accounting, the net carrying value of oil and natural gas properties is limited to the sum of the present value (10% discount rate) of the estimated future net cash flows from proved reserves, based on the current prices and costs, plus the lower of cost or estimated fair market value of unproved properties. Due to the potential volatility in oil and gas prices and their effect on the carrying value of our proved oil and gas reserves, there can be no assurance that write-downs in the future will not be required as a result of factors that may negatively affect the present value of proved oil and natural gas reserves and the carrying value of oil and natural gas properties, including volatile oil and natural gas prices, downward revisions in estimated proved oil and natural gas reserve quantities and unsuccessful drilling activities.

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

ITEM 7.a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          Index to Financial Statements


                                                                                   Page
                                                                                   ----
Report of Independent Auditors                                                      31

Consolidated Statements of Operations
   -- For each of the three years in the period ended December 31, 2001             32

Consolidated Balance Sheets--December 31, 2001 and 2000                             33

Consolidated Statements of Cash Flows
   -- For each of the three years in the period ended December 31, 2001             35

Consolidated Statements of Changes in Stockholders' Equity
   -- For each of the three years in the period ended December 31, 2001             36

Notes to Consolidated Financial Statements                                          37

Consolidated Supplemental Oil and Natural Gas Information (Unaudited)               51

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
The Meridian Resource Corporation

We have audited the accompanying consolidated balance sheets of The Meridian Resource Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Meridian Resource Corporation and subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.



                                       ERNST & YOUNG LLP


Houston, Texas
February 27, 2002

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (thousands, except per share)

                                                                    YEAR ENDED DECEMBER 31,
                                                            ----------------------------------------------
                                                               2001              2000             1999
                                                               ----              ----             ----
REVENUES:
      Oil and natural gas                                  $   176,646       $  223,420      $  132,576
      Interest and other                                         1,414            2,826             785
                                                           -----------       ----------      ----------
                                                               178,060          226,246         133,361
                                                           -----------       ----------      ----------
OPERATING COSTS AND EXPENSES:
      Oil and natural gas operating                             16,625           18,234          14,604
      Severance and ad valorem taxes                            11,761           15,578          11,338
      Depletion and depreciation                                67,450           69,648          54,222
      General and administrative                                13,506           16,383          13,928
      Issuance of stock grants                                   5,566               --              --
      Impairment of long-lived assets                            6,580               --              --
      Litigation expenses and loss provision                        --               --            (477)
                                                           -----------       ----------      ----------
                                                               121,488          119,843          93,615
                                                           -----------       ----------      ----------
EARNINGS BEFORE INTEREST
      AND INCOME TAXES                                          56,572          106,403          39,746
                                                           -----------       ----------      ----------
OTHER EXPENSES:
      Interest expense                                          20,092           25,533          22,879
      Taxes on income                                           13,500           10,400           -----
                                                           -----------       ----------      ----------
                                                                33,592           35,933          22,879
                                                           -----------       ----------      ----------
NET EARNINGS                                                    22,980           70,470          16,867
DIVIDENDS ON PREFERRED STOCK                                       429            5,400           5,400
                                                           -----------       ----------      ----------
NET EARNINGS APPLICABLE
      TO COMMON STOCKHOLDERS                               $   22,551        $   65,070      $   11,467
                                                           ==========        ==========      ==========
NET EARNINGS PER SHARE:
      Basic                                                $     0.47        $     1.34      $     0.25
                                                           ==========        ==========      ==========
      Diluted                                              $     0.43        $     1.06      $     0.25
                                                           ==========        ==========      ==========
WEIGHTED AVERAGE NUMBER OF
      COMMON SHARES:
      Outstanding                                              48,350            48,646          45,995
      Assuming dilution                                        55,842            67,521          45,995




                 See notes to consolidated financial statements.

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (thousands of dollars)


                                                                                   DECEMBER 31,
                                                                              ---------------------
                                                                              2001             2000
                                                                              ----             ----
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                                 $   14,340     $     95,122
Accounts receivable, less allowance for doubtful accounts
      $891 [2001 and 2000]                                                    23,875           36,073
Due from affiliates                                                              844               --
Prepaid expenses and other                                                     1,825            1,103
                                                                          ----------     ------------
      Total current assets                                                    40,884          132,298
                                                                          ----------     ------------

PROPERTY AND EQUIPMENT:
Oil and natural gas properties, full cost method (including
      $30,247 [2001] and $47,027 [2000] not
      subject to depletion)                                                1,085,656          982,566
Land                                                                             478              478
Equipment                                                                      9,578           10,283
                                                                          ----------     ------------
                                                                           1,095,712          993,327
Accumulated depletion and depreciation                                       631,758          558,843
                                                                          ----------     ------------
                                                                             463,954          434,484
                                                                          ----------     ------------
OTHER ASSETS, NET                                                              2,828            4,139
                                                                          ----------     ------------
                                                                          $  507,666     $    570,921
                                                                          ==========     ------------














                 See notes to consolidated financial statements.

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (continued)
                             (thousands of dollars)


                                                                                   DECEMBER 31,
                                                                             -----------------------------
                                                                              2001             2000
                                                                              ----             ----
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                         $    35,952       $    17,833
Revenues and royalties payable                                                 9,562             1,453
Due to affiliates                                                                 --               756
Notes payable                                                                 25,763               383
Accrued liabilities                                                           15,895            19,774
Current income taxes payable                                                     (27)            1,900
                                                                         -----------       -----------

     Total current liabilities                                                87,145            42,099
                                                                         -----------       -----------

LONG-TERM DEBT                                                               190,000           230,000
                                                                         -----------       -----------

9 1/2% CONVERTIBLE SUBORDINATED NOTES                                         20,000            20,000
                                                                         -----------       -----------

DEFERRED INCOME TAXES                                                         22,300             8,500
                                                                         -----------       -----------

STOCKHOLDERS' EQUITY:
Preferred stock, $1.00 par value (25,000,000 shares authorized,
     3,982,906 [2000] shares of Series A Cumulative
     Convertible Preferred Stock issued at stated value)                          --           135,000
Common stock, $0.01 par value (200,000,000 shares
     authorized, 53,866,694 [2001] and 53,763,285 [2000]
     issued)                                                                     553               550
Additional paid-in capital                                                   393,280           315,603
Accumulated deficit                                                         (157,726)         (180,277)
Unrealized loss on securities held for resale                                   (185)             (185)
Unamortized deferred compensation                                               (386)             (369)
                                                                         -----------       -----------
                                                                             235,536           270,322
Less treasury stock, at cost (5,892,342 shares [2001])                        47,315                --
     Total stockholders' equity                                              188,221           270,322
                                                                         -----------       -----------
                                                                         $   507,666       $   570,921
                                                                         ===========       ===========

                 See notes to consolidated financial statements.

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (thousands of dollars)

                                                                            YEAR ENDED DECEMBER 31,
                                                                   -----------------------------------------
                                                                    2001           2000            1999
                                                                    ----           ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                                $     22,980    $    70,470    $     16,867
  Adjustments to reconcile net earnings to net
      cash provided by operating activities:
      Depletion and depreciation                                    67,450         69,648          54,222
      Amortization of other assets                                   2,070          1,276           1,244
      Non-cash compensation                                          7,605          2,729           3,685
      Impairment of long-lived assets                                6,580             --              --
      Deferred income taxes                                         13,800          8,500              --
  Changes in assets and liabilities:
      Accounts receivable                                           12,198         (7,595)          4,080
      Due to (from) affiliates                                      (1,600)           921           4,683
      Prepaid expenses and other                                      (722)           131             160
      Accounts payable                                              18,119         (3,526)          2,221
      Revenues and royalties payable                                 8,109         (3,275)         (1,771)
      Notes payable                                                 25,380            383              --
      Accrued liabilities and other                                 (3,102)         3,902         (14,224)
                                                               ------------   -----------      -----------
Net cash provided by operating activities                          178,867        143,564          71,167
                                                               ------------   -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                             (134,125)      (102,679)       (108,191)
  Sale of property and equipment                                    30,624         35,054           8,917
                                                               ------------   -----------      -----------
Net cash used in investing activities                             (103,501)       (67,625)        (99,274)
                                                               ------------   -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                                          --          2,000          40,000
  Reductions in long-term debt                                     (40,000)       (22,000)        (10,084)
  Preferred dividends                                               (3,129)        (5,400)         (4,050)
  Issuance of stock/exercise of stock options                     (112,260)        38,663              85
  Additions to deferred loan costs                                    (759)          (697)           (705)
                                                               ------------   -----------      -----------
Net cash provided by financing activities                         (156,148)        12,566          25,246
                                                               ------------   -----------      -----------
NET CHANGE IN CASH AND CASH EQUIVALENTS                            (80,782)        88,505          (2,861)
Cash and cash equivalents at beginning of year                      95,122          6,617           9,478
                                                               ------------   -----------      -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                      $     14,340    $    95,122    $      6,617
                                                              ============    ===========    ============


                 See notes to consolidated financial statements.

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
                                 (in thousands)


                                              Preferred Stock             Common Stock      Additional   Accumulated
                                            -------------------       ---------------------   Paid-In      Earnings
                                            Shares    Par Value       Shares      Par Value   Capital     (Deficit)
                                            ------    ---------       ------      ---------   -------     ---------
Balance, December 31, 1998                   3,983      135,000       45,817         461      270,477      (256,814)
   Exercise of stock options                    --           --           32          --           85            --
   Company's 401(k) plan contribution           --           --          138           2          562            --
   Issuance of rights to common stock           --           --           --           5        1,492            --
   Issuance of shares as compensation           --           --          423           4        1,682            --
   Compensation expense                         --           --           --          --           --            --
   Realization on securities held               --           --           --          --           --            --
   Preferred dividends                          --           --           --          --           --        (5,400)
   Net earnings                                 --           --           --          --           --        16,867
                                            ------    ---------       ------        ----     --------     ---------
Balance, December 31, 1999                   3,983      135,000       46,410         472      274,298      (245,347)
   Issuance of rights to common stock           --           --           --           4        1,596            --
   Company's 401(k) plan contribution           --           --           58           1          335            --
   Issuance of shares as compensation           --           --          256           3          781            --
   Exercise of stock options                    --           --           18          --           70            --
   Compensation expense                         --           --           --          --           --            --
   Shares issued to SLOPI                       --           --        1,000          10          (10)           --
   Issuance of shares from stock
   offering                                     --           --        6,021          60       38,533            --
   Preferred dividends                          --           --           --          --           --        (5,400)
   Net earnings                                 --           --           --          --           --        70,470
                                            ------    ---------       ------        ----     --------     ---------
Balance, December 31, 2000                   3,983      135,000       53,763         550      315,603      (180,277)
   Repurchase of stock                      (3,983)    (135,000)      (6,000)         --       69,180            --
   Issuance of rights to common stock           --           --           --           2        1,666            --
   Company's 401(k) plan contribution           --           --           79          --         (275)           --
   Issuance of shares as compensation           --           --            4          --           34            --
   Exercise of stock options                    --           --          128           1          317            --
   Compensation expense                         --           --           --          --           --            --
   Issuance of stock grants                     --           --           --          --        6,755            --
   Preferred dividends                          --           --           --          --           --          (429)
   Net earnings                                 --           --           --          --           --        22,980
                                            ------    ---------       ------        ----     --------     ---------
Balance, December 31, 2001                      --    $      --       47,974        $553     $393,280     $(157,726)
                                            ======    =========       ======        ====     ========     =========

                                              Unamortized      Unrealized       Treasury Stock
                                               Deferred          Loss On       ----------------
                                             Compensation      Securities      Shares      Cost        Total
                                             ------------      ----------      ------      ----        -----
Balance, December 31, 1998                         (293)            --            1          (23)      148,808
   Exercise of stock options                         --             --           --           --            85
   Company's 401(k) plan contribution                --             --           (1)          23           587
   Issuance of rights to common stock            (1,497)            --           --           --            --
   Issuance of shares as compensation                --             --           --           --         1,686
   Compensation expense                           1,412             --           --           --         1,412
   Realization on securities held                    --           (185)          --           --          (185)
   Preferred dividends                               --             --           --           --        (5,400)
   Net earnings                                      --             --           --           --        16,867
                                                 ------          -----        -----     --------     ---------
Balance, December 31, 1999                         (378)          (185)          --           --       163,860
   Issuance of rights to common stock            (1,600)            --           --           --            --
   Company's 401(k) plan contribution                --             --           --           --           336
   Issuance of shares as compensation                --             --           --           --           784
   Exercise of stock options                         --             --           --           --            70
   Compensation expense                           1,609             --           --           --         1,609
   Shares issued to SLOPI                            --             --           --           --            --
   Issuance of shares from stock
   offering                                          --             --           --           --        38,593
   Preferred dividends                               --             --           --           --        (5,400)
   Net earnings                                      --             --           --           --        70,470
                                                 ------          -----        -----     --------     ---------
Balance, December 31, 2000                         (369)          (185)          --           --       270,322
   Repurchase of stock                               --             --        6,000      (48,180)     (114,000)
   Issuance of rights to common stock            (1,668)            --           --           --            --
   Company's 401(k) plan contribution                --             --          (79)         629           354
   Issuance of shares as compensation                --             --           --           --            34
   Exercise of stock options                         --             --          (29)         236           554
   Compensation expense                           1,651             --           --           --         1,651
   Issuance of stock grants                          --             --           --           --         6,755
   Preferred dividends                               --             --           --           --          (429)
   Net earnings                                      --             --           --           --        22,980
                                                 ------          -----        -----     --------     ---------
Balance, December 31, 2001                       $ (386)         $(185)       5,892     $(47,315)    $ 188,221
                                                 ======          =====        =====     ========     =========

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

CASH AND CASH EQUIVALENTS

For purposes of the statements of cash flows, cash equivalents include time deposits, certificates of deposit and all highly liquid instruments with original maturities of three months or less. The Company made cash payments for interest of $21.5 million, $25.3 million and $23.2 million in 2001, 2000 and 1999, respectively. Cash payments for income taxes (federal and state, net of receipts) were $2.27 million for 2001, and none for 2000 and 1999.

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

EARNINGS PER SHARE

Basic earnings per share amounts are calculated based on the weighted average number of shares of Common Stock outstanding during each period. Diluted earnings per share is based on the weighted average number of shares of Common Stock outstanding for the periods, including the dilutive effects of stock options, warrants granted and convertible debt. Dilutive options and warrants that are issued during a period or that expire or are canceled during a period are reflected in the computations for the time they were outstanding during the periods being reported. Options where the exercise price of the options exceeds the average price for the period are considered antidilutive, and therefore are not included in the calculation of dilutive shares.

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

ACCOUNTING PRONOUNCEMENT

In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which is effective for fiscal years beginning after June 15, 2000, with earlier adoption encouraged. FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company has determined SFAS No. 133 will not have any effect on the current results of operations and financial position. The Company adopted accounting standard as required on January 1, 2001. The Company implementation of this standard has not had significant impact on the Company's financial statements.

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

3.  IMPAIRMENT OF LONG-LIVED ASSETS

A decline in oil and natural gas prices during 2001 resulted in the Company recognizing non-cash write-downs totaling $6.6 million of its oil and natural gas properties under the full cost method of accounting.

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

4.  DEBT

LONG-TERM DEBT

In May 1998, the Company amended and restated the Company's credit facility with The Chase Manhattan Bank as Administrative Agent (the "Credit Facility") to provide for maximum borrowings, subject to borrowing base limitations, of up to $250 million. In November 1998, the Company amended the Credit Facility to increase the then-existing borrowing base from $200 million to $250 million. In December 2001, we amended the Credit Facility to maintain our borrowing base at $190 million until the March 2002 borrowing base redetermination, which will be based on the December 31, 2001, reserve report. If our lenders do not unanimously agree upon the borrowing base amount as calculated under the March 2002 redetermination, the borrowing base will be automatically redetermined to equal $180 million until a new borrowing base has been agreed upon by all of the lenders. In addition to the regularly scheduled semi-annual borrowing base redeterminations, the lenders under the Credit Facility have the right to redetermine the borrowing base at any time once during each calendar year and the Company has the right to obtain a redetermination by the banks of the borrowing base once during each calendar year. Borrowings under the Credit Facility are secured by pledges of the outstanding capital stock of the Company's material subsidiaries and a mortgage on the Company's oil and natural gas properties of at least 90% of its present value of proved properties. The Credit Facility contains various restrictive covenants, including, among other items, maintenance of certain financial ratios and restrictions on cash dividends on the Common Stock. Borrowings under the Credit Facility mature on May 22, 2003.

Under the Credit Facility, as amended, the Company may secure either (i) an alternative base rate loan that bears interest at a rate per annum equal to the greatest of the administrative agent's prime rate, a certificate of deposit based rate or federal funds based rate plus 0.25% to 1.0% or (ii) a Eurodollar base rate loan that bears interest, generally, at a rate per annum equal to the London interbank offered rate plus 1.25% to 2.75%, depending on the Company's ratio of the aggregate outstanding loans and letters of credit to the borrowing base. The Credit Facility also provides for commitment fees ranging from 0.3% to 0.5% per annum. At December 31, 2001, the Company had outstanding borrowings of $190 million under the Credit Facility.

9 1/2% CONVERTIBLE SUBORDINATED NOTES

During June 1999, the Company completed private placements of an aggregate of $20 million of its 9 1/2% Convertible Subordinated Notes due June 18, 2005 (the "Notes"). The Notes are unsecured and contain customary events of default, but do not contain any maintenance or other restrictive covenants. Interest is payable on a quarterly basis.

The Notes are convertible at any time by the holders of the Notes into shares of the Company's Common Stock, $.01 par value ("Common Stock"), utilizing a conversion price of $7.00 per share (the "Conversion Price"). The Conversion Price is subject to customary anti-dilution provisions. The holders of the Notes have been granted registration rights with respect to the shares of Common Stock would be issued upon conversion of the Notes.

SHORT-TERM NOTE AGREEMENT

The Company entered into a short-term subordinated credit agreement with Fortis Capital Corporation for $25 million, effective January 5, 2001, with a maturity date of December 31, 2001. We extended and amended the agreement on December 5, 2001. The interest rate is the London interbank offered rate ("LIBOR") plus 3.5% through March 31, 2002, LIBOR plus 4.5% from April 1, 2002, through September 30, 2002, and LIBOR plus 5.5% from October 1, 2002, through December 31, 2002. Interest payments are due on the last day of March, June, September and December. Note payments of $5 million each are due on September 1, 2002, and December 1, 2002, with the remaining $15 million payable on December 31, 2002.

5.  LEASE OBLIGATIONS

The Company has a seven-year operating lease for office space with a primary term expiring in September 2006. The Company also has operating leases for equipment with various terms, none exceeding three years. Rental expense amounted to approximately $2.1 million, $1.9 million and $1.4 million in 2001, 2000 and 1999, respectively. Future minimum lease payments under all non-cancelable operating leases having initial terms of one year or more are estimated to be $1.5 million for each of the years 2002 - 2004, $1.6 million for the year 2005, and $1.2 million thereafter.

6.       COMMITMENTS AND CONTINGENCIES

LITIGATION

There are no other material legal proceedings to which Meridian or any of our subsidiaries or partnerships is a party or by which any of our property is subject, other than ordinary and routine litigation incidental to the business of producing and exploring for crude oil and natural gas.

7.       TAXES ON INCOME

Provisions (benefits) for federal and state income taxes are as follows (thousands of dollars):

                                                 YEAR ENDED DECEMBER 31,
                                           -------------------------------------
                                           2001            2000            1999
                                           ----            ----            ----
         Current:
               Federal                   $     77         $    779          --
               State                         (377)           1,121          --
         Deferred:
               Federal                     13,800            8,500          --
                                         --------         ---------       ------
                                         $ 13,500         $ 10,400          --
                                         ========         =========       ======

Income tax expense as reported is reconciled to the federal statutory rate (35%) as follows (thousands of dollars):

                                                 YEAR ENDED DECEMBER 31,
                                           -------------------------------------
                                           2001           2000             1999
                                           ----           ----             ----
Income tax provision (benefit)
   computed at statutory rate          $  12,768     $    28,305     $     5,903
Nondeductible costs                          977           1,175             870
State income tax net of federal
   tax benefit                              (245)            729              --
Net operating loss carryforwards
   not benefited in the income tax
   provision                                  --              --              --
Change in valuation allowance                 --         (19,809)         (6,773)
                                       ---------     -----------      ----------
                                       $  13,500     $    10,400              --
                                       =========     ===========      ==========

Deferred income taxes reflect the net tax effects of net operating losses, depletion carryovers, and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows (thousands of dollars):


                                                                               DECEMBER 31,
                                                                 ------------------------------------
                                                                       2001               2000
                                                                       ----               ----
Deferred tax assets:
   Net operating tax loss carryforward                             $    60,538     $    37,964
   Statutory depletion carryforward                                        950             950
   Tax credits                                                             856             779
   Other                                                                 3,120           2,484
   Valuation allowance                                                    (500)           (500)
                                                                   -----------     -----------
Total deferred tax assets                                               64,964          41,677
                                                                   -----------     -----------

Deferred tax liabilities:
   Book in excess of tax basis in oil and gas properties                87,194          50,107
   Basis differential in long-term investments                              70              70
                                                                   -----------     -----------
Total deferred tax liabilities                                          87,264          50,177
                                                                   -----------     -----------
Net deferred tax liability                                         $    22,300     $     8,500
                                                                   ===========     ===========

As of December 31, 2001, the Company has approximately $173.0 million of tax net operating loss carryforwards which begin to expire in 2005. Some of the net operating loss carryforwards are subject to change in ownership and separate return limitations. The net operating loss carryforwards assume that certain items, primarily intangible drilling costs, have been written off in the current year. However, the Company has not made a final determination if an election will be made to capitalize all or part of these items for tax purposes.

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

PREFERRED STOCK

On June 30, 1998, the Company issued to SLOPI 3,982,906 shares of the Company's Preferred Stock. The Preferred Stock had an aggregate stated value of $135 million and ranked prior to the Common Stock as to distribution of assets and payment of dividends. The holder thereof had the right to convert the Preferred Stock into an aggregate of 12,837,428 shares of Common Stock. The Preferred Stock was entitled to receive, when and as declared by the Board of Directors, a cash dividend at the rate of 4% per annum on the stated value per share. On January 29, 2001, the Company completed the repurchase of all of the outstanding Preferred Stock. See following notes below.

SHELL OPTION AGREEMENT

Meridian and SLOPI, on July 18, 2000, announced a definitive agreement granting Meridian an option to repurchase all of the outstanding shares of Meridian Preferred Stock (convertible into 12.8 million shares of Common Stock), plus six million shares of Meridian Common Stock then held by Shell, for an aggregate cash price of $114 million. The "Option and Standstill Agreement" was exercisable in a single transaction through January 31, 2001. As consideration for the grant of the option, Meridian issued Shell one million shares of Meridian Common Stock in July 2000.

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

WARRANTS

The Company had the following warrants outstanding at December 31, 2001:

                                                      NUMBER OF          EXERCISE
                    WARRANTS                           SHARES             PRICE        EXPIRATION DATE
                    --------                          --------           --------      ---------------

   Executive Officers                                1,428,000        $    5.85       *
   General Partner                                     971,672        $    0.19       December 31, 2015

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

STOCK OPTIONS

Options to purchase the Company's Common Stock have been granted to officers, employees, nonemployee directors and certain key individuals, under various stock option plans. Options generally become exercisable in 25% cumulative annual increments beginning with the date of grant and expire at the end of ten years. At December 31, 2001, 2000 and 1999, 642,897, 915,997 and 810,588 shares, respectively, were available for grant under the plans. A summary of option transactions follows:

                                                                                WEIGHTED
                                                            NUMBER               AVERAGE
                                                           OF SHARES         EXERCISE PRICE
                                                         -----------         --------------
Outstanding at December 31, 1998                          4,900,993                5.35
   Granted                                                    9,500                4.56
   Exercised                                                (31,425)               2.69
   Canceled                                                (200,635)               9.46
                                                          ---------             -------
Outstanding at December 31, 1999                          4,678,433                5.19
   Granted                                                  183,945                4.45
   Exercised                                                (17,750)               3.95
   Canceled                                                (454,233)               9.31
                                                          ---------             -------
Outstanding at December 31, 2000                          4,390,395                4.74
   Granted                                                   73,500                6.01
   Exercised                                               (128,320)               4.31
   Canceled                                                (176,000)               9.88
                                                          ---------             -------
Outstanding at December 31, 2001                          4,159,575             $  4.56
                                                          =========             =======
Shares exercisable:
   December 31, 2001                                      4,051,075             $  4.53
   December 31, 2000                                      3,527,941             $  5.05
   December 31, 1999                                      2,961,419             $  6.00

                                       OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                           ------------------------------------------   ------------------------------------------
                                                        WEIGHTED                                     WEIGHTED
        RANGE OF               OUTSTANDING AT            AVERAGE            EXERCISABLE AT            AVERAGE
   EXERCISABLE PRICES        DECEMBER 31, 2001       EXERCISE PRICE       DECEMBER 31, 2001       EXERCISE PRICE
   ------------------        -----------------       --------------       -----------------       --------------
      $2.44 - $4.94              3,365,425           $   3.43                 3,336,425              $ 3.43
      $5.17 - $9.00                499,000               8.13                   419,500                8.48
     $10.38 - $13.25               295,150              11.35                   295,150               11.35
                             -----------------       --------------       -----------------       --------------
                                 4,159,575           $   4.56                 4,051,075              % 4.53
                             =================       ==============       =================       ==============

The weighted average remaining contractual life of options outstanding at December 31, 2001, was approximately seven years.

Pro forma information is required by SFAS No. 123 to reflect the estimated effect on net earnings and net earnings per share as if the Company had accounted for the stock options and other awards granted using the fair value method described in that Statement. The fair value was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 4.7%, 4.8% and 6.48%; dividend yield of 0%; volatility factors of the expected market price of the Company's Common Stock of 0.82, 0.84 and 0.56 for 2001, 2000 and 1999, respectively; and a weighted-average expected life of five years. These assumptions resulted in a weighted average grant date fair value of $4.08, $2.73 and $2.90 for options granted in 2001, 2000 and 1999, respectively. For purposes of the pro forma disclosures, the estimated fair value is amortized to expense over the awards' vesting period. Reflecting the amortization of this hypothetical expense for 2001, 2000 and 1999 income results in pro forma net earnings of $21.5 million, $64.9 million and $9.9 million, respectively, and pro forma basic net earnings
(loss) per share of $0.45, $1.33 and $0.22, respectively, and proforma diluted net earnings (loss) per share of $0.42, $1.06 and $0.22, respectively.

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

DEFERRED COMPENSATION

In July 1996, the Company through the Compensation Committee of the board of Directors offered to Messrs. Reeves and Mayell (the Company's Chief Executive Officer and President, respectively) the option to accept in lieu of cash compensation for their respective base salaries Common Stock pursuant to the Company's Long Term Incentive Plan. Under such grants, Messrs. Reeves and Mayell each elected to defer $400,000 for 1999 and 2000, and $417,000 for 2001, which is substantially all of their salaried compensation for each of the years. In exchange for and in consideration of their accepting this option to reduce the Company's cash payments to each of Messrs. Reeves and Mayell, the company granted to each officer a matching deferral equal to 100% of that amount deferred, which is subject to a one-year vesting period. Under the terms of the grants, the employee and matching deferrals are allocated to a Common Stock account in which units are credited to the accounts of the officer based on the number of shares that could be purchased at the market price of the Common Stock at December 31, 1996, for deferrals in 1997, at December 31, 1997, for deferrals during the first half of 1998, at June 30, 1998, for deferrals during the second half of 1998, at December 31, 1998, for deferrals during the first half of 1999, at June 30, 1999, for deferrals during the second half of 1999, at December 31, 1999, for deferrals during the first half of 2000, at June 30, 2000, for deferrals during the second half of 2000, at December 31, 2000, for deferrals during the first half of 2001, and at June 30, 2001, for deferrals during the second half of 2001. At December 31, 2001, the plan had reserved 2,000,000 shares of Common Stock for future issuance and 1,427,804 rights have been granted. No actual shares of Common Stock have been issued and the officer has no rights with respect to any shares unless and until there is a distribution. Distributions are to be made upon the death, retirement or termination of employment of the officer.

The obligations of the Company with respect to the deferrals are unsecured obligations. The shares of common stock that may be issuable upon distribution of deferrals have been treated as a common stock equivalent in the financial statements of the Company. Although no cash has been paid, to either Mr. Reeves or Mr. Mayell for their base salaries during these periods, the compensation expense required to be reported by the Company for the equity grants was $1,651,000, $1,609,000 and $1,412,000 for 2001, 2000 and 1999 periods, respectively, relating to these grants is reflected in general and administrative expense for the years ended December 31, 2001, 2000 and 1999, respectively.

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

During 1998, the Company implemented a net profits program that was adopted effective as of November 1997. All employees participate in this program. Pursuant to this program, the Company adopted three separate well bonus plans:
(i) The Meridian Resource Corporation Geoscientist Well Bonus Plan (the "Geoscientist Plan"); (ii) The Meridian Resource Corporation TMR Employees Trust Well Bonus Plan (the "Trust Plan") and (iii) The Meridian Resource Corporation Management Well Bonus Plan (the "Management Plan" and with the Management Plan and the Geoscientist Plan, the "Well Bonus Plans"). Payments under the plans are calculated based on revenues from production on previously discovered reserves, as realized by the Company at current commodity prices, less operating expenses. Total compensation related to these plans totaled $7.0 million, $12.0 million and $5.3 million in 2001, 2000 and 1999, respectively. A portion of these amounts has been capitalized. The Executive Committee of the Board of Directors, which is comprised of Messrs. Reeves and Mayell, administers each of the Well Bonus Plans. The participants in each of the Well Bonus Plans are designated by the Executive Committee in its sole discretion. Participants in the Management Plan are limited to executive officers of the Company and other key management personnel designated by the Executive Committee. Neither Messrs. Reeves or Mayell will participate in the Management Plan. The participants in the Trust Plan generally will be all employees of the Company that do not participate in one of the other Well Bonus Plans. Effective March 2001, the participants in the Geoscientist Plan were notified that no additional future wells would be placed into the plan. Additionally, certain interests in the Well Bonus Plans were repurchased and terminated from current and former employees for issuance of stock grants (see Note 10).

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

10. ISSUANCE OF STOCK GRANTS

In December 2001, an offer was made to repurchase and terminate certain interests in the Well Bonus Plans from current and former employees in exchange for the issuance of Common Stock. The offering was for a total of 1,940,991 shares of our Common Stock. The Common Stock was issued on February 4, 2002, at the last reported sales price of $3.48 per share. The Board of Directors and the individuals involved agreed to have the effective date of this transaction to be December 31, 2001.

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

During the year ended December 31, 2001, the Company had no material open hedging agreements. During the years ended December 31, 2000 and 1999, oil and natural gas revenues were reduced by $5,419,000 and $551,000, respectively, as a result of hedging transactions.

12.  MAJOR CUSTOMERS

Major customers for the years ended December 31, 2001, 2000 and 1999, were as follows (based on purchases of oil and natural gas as a percent of total oil and natural gas sales):

                                                                          YEAR ENDED DECEMBER 31,
                                                          ----------------------------------------------------------
         CUSTOMER                                              2001                 2000                 1999
         --------                                         -----------            ---------              ------
Equiva Trading Company(1).............................         30%                  36%                  43%
Louisiana Intrastate Gas..............................         20%                  12%                   --
Superior Natural Gas..................................         13%                  14%                   --
Tauber Oil Company....................................        -----                -----                 16%

(1) Equiva Trading Company is an affiliate of Shell.

13. RELATED PARTY TRANSACTIONS

Historically since 1994, with the approval of the Board of Directors, Texas Oil Distribution and Development, Inc. ("TODD") and Sydson Energy, Inc. ("Sydson"), entities controlled by Joseph A. Reeves, Jr. and Michael J. Mayell, respectively, have each invested in all Meridian drilling locations on a promoted basis, where applicable, at a 1.5% working interest basis. The maximum percentage that either may elect to participate in any prospect is a 4% working interest. On a collective basis, TODD and Sydson invested $4,846,000, $3,027,000, and $3,974,000 for the years ended December 31, 2001, 2000 and 1999, respectively, in oil and natural gas drilling activities for which the Company was the operator. Net amounts due to TODD and Mr. Reeves were approximately $202,000 and $588,000 as of December 31, 2001 and 2000, respectively. Net amounts due to (from) Sydson and Mr. Mayell were approximately ($1,046,000) and $168,000 as of December 31, 2001 and 2000, respectively.

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

Mr. Joe Kares, a Director of Meridian, is a partner in the public accounting firm of Kares & Cihlar, which provided the Company with accounting services for the years ended December 31, 2001, 2000 and 1999 and received fees of approximately $269,000, $304,000, and $283,000, respectively. Such fees exceeded 5% of the gross revenues of Kares & Cihlar for those respective years. Management believes that such fees were equivalent to fees that would have been paid to similar firms providing such services in arm's length transactions.

Mr. Gary A. Messersmith, a Director of Meridian, is currently a partner in the law firm of Looper, Reed and McGraw in Houston, Texas, which provided legal services for the Company for the year ended December 31, 2001, and received fees of approximately $58,000. He previously was a partner in the law firm of Fouts & Moore, L.L.P., in Houston, Texas, which provided legal services for the Company for the years ended December 31, 2001, 2000 and 1999 and received fees of approximately $66,000, $124,000 and $49,000, respectively. In addition, the Company has Looper, Reed and McGraw on a retainer of $8,333 per month relating to Mr. Messersmith's services provided to the Company. Prior to August 2001, Mr. Messersmith was on a personal retainer of $8,333 per month relating to his services provided to the Company. Mr. Messersmith also participated in the Management Plan described in Note 9 above pursuant to which he was paid approximately $401,000 during 2001, $383,000 and received 11,472 shares of the Company's Common Stock during 2000, and $46,000 and received 19,000 shares of the Company's Common Stock during 1999.

14.  EARNINGS PER SHARE
     (in thousands, except per share)

The following table sets forth the computation of basic and diluted earnings per share:

                                                                               YEAR ENDED DECEMBER 31,
                                                                ----------------------------------------------------
                                                                        2001            2000            1999(1)
                                                                        ----            ----            -------
Numerator:
   Net earnings applicable to common stockholders                 $   22,551      $    65,070        $  11,467
   Plus income impact of assumed conversions:
        Preferred stock dividends                                        429            5,400               --
        Interest on convertible subordinated notes                     1,211            1,256               --
   Net earnings applicable to common stockholders
        plus assumed conversions                                  $   24,191      $    71,726        $  11,467
Denominator:
   Denominator for basic earnings per
      share - weighted-average shares outstanding                     48,350           48,646           45,995
Effect of potentially dilutive common shares:
   Convertible preferred stock                                           985           12,837               --
   Convertible subordinated notes                                      2,857            2,857               --
   Employee and director stock options                                 1,263            1,103              N/A
   Warrants                                                            2,387            2,078              N/A
   Denominator for diluted earnings per
      share - weighted-average shares
      outstanding and assumed conversions                             55,842           67,521           45,995
                                                                  ==========      ===========        =========
Basic earnings per share                                          $     0.47      $      1.34        $    0.25
                                                                  ==========      ===========        =========
Diluted earnings per share                                        $     0.43      $      1.06        $    0.25
                                                                  ==========      ===========        =========


(1) Anti-dilutive

15.      QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Results of operations by quarter for the years ended December 31, 2001 and 2000, were (thousands of dollars, except per share):

                                                                               QUARTER ENDED
                                                         ----------------------------------------------------------
                                                            MARCH 31        JUNE 30      SEPT. 30       DEC. 31
                                                            --------        -------      --------       -------
                         2001
Revenues                                                  $  70,069       $  46,026      $ 33,758      $ 28,207

Results of operations from
   exploration and production
   activities(1)                                             44,073          22,486         9,174         6,545
Net earnings (loss)(2)                                    $  19,668       $   7,691      $  1,233      $ (6,041)
Net earnings (loss) per share:(2)
   Basic                                                  $    0.40       $    0.16      $   0.03      $  (0.13)
   Diluted                                                     0.34            0.15          0.03         (0.13)

                         2000
Revenues                                                  $  48,061       $  51,890      $ 62,781      $ 63,514

Results of operations from
   exploration and production
   activities(1)                                             21,332          26,659        37,094        36,446
Net earnings (loss)(2)                                    $   9,501       $  14,699      $ 25,373      $ 15,497
Net earnings (loss) per share:(2)
   Basic                                                  $    0.20       $    0.31      $   0.53      $   0.30
   Diluted                                                     0.18            0.25          0.40          0.23


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

COSTS INCURRED IN OIL AND NATURAL GAS ACQUISITION, EXPLORATION AND DEVELOPMENT ACTIVITIES
(thousands of dollars)

                                                                  YEAR ENDED DECEMBER 31,
                                                       -----------------------------------------
                                                            2001           2000            1999
                                                            ----           ----            ----
Costs incurred during the year:(1)
         Property acquisition costs
            Unproved                                    $   11,330     $   2,665       $  14,542
            Proved                                              --            --           3,261
         Exploration                                         80,168       63,378          52,739
         Development                                         42,207       35,200          34,478
                                                        -----------    ---------       ---------
                                                        $   133,705    $ 101,243       $ 105,020
                                                        ===========    =========       =========

(1) Costs incurred during the years ended December 31, 2001, 2000 and 1999 include general and administrative costs related to acquisition, exploration and development of oil and natural gas properties, net of third party reimbursements, of $13,459,000, $14,477,000 and $9,951,000, respectively.

CAPITALIZED COSTS RELATING TO OIL AND NATURAL GAS PRODUCING ACTIVITIES (thousands of dollars)

                                                        DECEMBER 31,
                                              ----------------------------------
                                                    2001             2000
                                                    ----             ----
Capitalized costs                               $ 1,085,656      $  982,566
Accumulated depletion                               626,509         553,947
                                                -----------      ----------
Net capitalized costs                           $   459,147      $  428,619
                                                ===========      ==========

At December 31, 2001 and 2000, unevaluated costs of $30,247,000 and $47,027,000, respectively, were excluded from the depletion base. These costs are expected to be evaluated within the next three years. These costs consist primarily of acreage acquisition costs and related geological and geophysical costs.

RESULTS OF OPERATIONS FROM OIL AND NATURAL GAS PRODUCING ACTIVITIES (thousands of dollars)

                                                                               YEAR ENDED DECEMBER 31,
                                                                       ---------------------------------------------
                                                                        2001              2000             1999
                                                                        ----              ----             ----
Oil and natural gas revenues                                         $ 176,646         $ 223,420       $ 132,576
Less:
   Oil and natural gas operating costs                                  16,625            18,234           14,604
   Severance and ad valorem taxes                                       11,761            15,578           11,338
   Depletion                                                            65,982            68,077           53,002
   Impairment of long-lived assets                                       6,580                --               --
   Income tax                                                           13,500            10,400               --
                                                                     ---------         ---------       ----------
                                                                       114,448           112,289           78,944
                                                                     ---------         ---------       ----------
Results of operations from oil and
   natural gas producing activities                                  $  62,198         $ 111,131       $   53,632
                                                                     =========         =========       ==========
Depletion expense per Mcfe                                           $    1.67         $    1.32       $     1.07
                                                                     =========         =========       ==========

ESTIMATED QUANTITIES OF PROVED RESERVES

The following table sets forth the net proved reserves of the Company as of December 31, 2001, 2000 and 1999, and the changes therein during the years then ended. The reserve information was reviewed by T. J. Smith & Company, Inc., independent petroleum engineers, for 2001, 2000 and 1999. All of the Company's oil and natural gas producing activities are located in the United States.







                                                                     Oil              Gas
                                                                   (MBbls)           (MMcf)
                                                                   -------           ------
TOTAL PROVED RESERVES:

BALANCE AT DECEMBER 31, 1998                                       22,377          169,887
         Production during 1999                                    (4,454)         (22,711)
         Discoveries and extensions                                 6,382           71,484
         Purchase of reserves-in-place                                335            2,379
         Sale of reserves-in-place                                    (67)          (2,633)
         Revisions of previous quantity estimates and other         2,782          (17,941)
                                                                   ------          --------

BALANCE AT DECEMBER 31, 1999                                       27,355          200,465
         Production during 2000                                    (3,987)         (27,672)
         Discoveries and extensions                                 3,103           33,475
         Sale of reserves-in-place                                   (369)         (26,139)
         Revisions of previous quantity estimates and other        (3,761)          (7,702)
                                                                   ------          --------

BALANCE AT DECEMBER 31, 2000                                       22,341          172,427
         Production during 2001                                    (2,918)         (22,085)
         Discoveries and extensions                                11,605           68,226
         Sale of reserves-in-place                                 (5,558)         (21,447)
         Revisions of previous quantity estimates and other        (1,124)         (20,199)
                                                                   ------          --------
BALANCE AT DECEMBER 31, 2001                                       24,346          176,922


PROVED DEVELOPED RESERVES:

         Balance at December 31, 2001                              10,752          101,397
         Balance at December 31, 2000                              15,549          127,742
         Balance at December 31, 1999                              17,695          144,552
         Balance at December 31, 1998                              14,592          120,233

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

(thousands of dollars)                                                                     AT DECEMBER 31,
                                                                                       ------------------------
                                                                                       2001              2000
                                                                                       ----              ----
Future cash flows                                                                   $ 892,642       $ 2,364,261
Future production costs                                                              (158,674)         (204,898)
Future development costs                                                              (64,754)          (75,375)
                                                                                    ---------       -----------
Future net cash flows before income taxes                                             669,214         2,083,988
Future taxes on income                                                               (115,031)         (607,070)
                                                                                    ---------       -----------
Future net cash flows                                                                 554,183         1,476,918
Discount to present value at 10 percent per annum                                    (151,266)         (484,664)
                                                                                    ---------       -----------
Standardized measure of discounted future net cash flows                            $ 402,917       $   992,254
                                                                                    =========       ===========

The average price for natural gas in the above computations was $2.63 and $10.20 per Mcf at December 31, 2001 and 2000, respectively. The average price used for crude oil in the above computations was $19.41 and $26.20 per Bbl at December 31, 2001 and 2000, respectively.

CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS

The following table sets forth the changes in standardized measure of discounted future net cash flows for the years ended December 31, 2001, 2000 and 1999 (thousands of dollars):

                                                                               YEAR ENDED DECEMBER 31,
                                                                        -----------------------------------------
                                                                         2001             2000             1999
                                                                         ----             ----             ----
Balance at Beginning of Period                                       $   992,254       $ 524,758       $  293,377

Sales of oil and gas, net of production costs                           (148,260)       (189,608)        (106,634)
Changes in sales & transfer prices, net of production costs             (795,374)        838,072          248,633
Revisions of previous quantity estimates                                 (38,680)       (141,858)          (2,737)
Sales of reserves-in-place                                              (199,245)        (33,291)          (4,753)
Current year discoveries, extensions
   and improved recovery                                                 190,073         232,674          165,055
Purchase of reserves-in-place                                                 --              --            6,808
Changes in estimated future
   development costs                                                     (11,366)        (14,341)         (25,887)
Development costs incurred during the period                              30,471          35,200           34,478
Accretion of discount                                                     99,225          52,476           29,338
Net change in income taxes                                               319,905        (346,097)         (70,882)
Change in production rates (timing) and other                            (36,086)         34,269          (42,038)
                                                                     -----------       ---------       ----------
Net change                                                              (589,337)        467,496          231,381
                                                                     -----------       ---------       ----------
Balance at End of Period                                             $   402,917       $ 992,254       $  524,758
                                                                     ===========       =========       ==========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

The information required in Items 10, 11, 12 and 13 is incorporated by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission on or before April 30, 2002.

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)      Documents filed as part of this report:

      1.      Financial Statements included in Item 8:

              (i)    Independent Auditor's Report

              (ii)   Consolidated Balance Sheets as of December 31, 2001 and
                     2000

              (iii) Consolidated Statements of Operations for each of the three years in the period ended December 31, 2001 (iv) Consolidated Statements of Changes in Stockholders' Equity for each of the three years in the period ended December 31, 2001

              (v) Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2001

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

              4.16 First Amendment to Subordinated Credit Agreement, dated December 5, 2001, between Meridian and Fortis Capital Corp. (incorporated by reference to Exhibit 4.17 of the Company's Registration statement on Form S-3, as amended (Reg. No. 333-75414)).

              4.17 Ninth Amendment to Amended and Restated Credit Agreement, dated as of November 28, 2001, among Meridian, JP Morgan Chase Bank as administrative agent, and the various lenders party thereto (incorporated by reference to Exhibit 4.18 of the Company's Registration statement on Form S-3, as amended (Reg. No. 333-75414)).

              10.1 See exhibits 4.2 through 4.17 for additional material contracts.

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

              10.21 Subordinated Credit Agreement, dated January 5, 2001, between the Company and Fortis Capital Corporation. (incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 2000).

              21.1   Subsidiaries of the Company.

            **23.1   Consent of Ernst & Young LLP.

           **23.2   Consent of T. J. Smith & Company, Inc.

            *Management contract or compensation plan.
          **Filed herewith.

     (b)    Reports on Form 8-K.

              None

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

Date:    March 27, 2002

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



                    Name                                           Title                                Date
                    ----                                           -----                                ----
BY:  /s/   JOSEPH A. REEVES, JR.                          Chief Executive Officer                    March 27, 2002
     ------------------------------------------        (Principal Executive Officer)
              Joseph A. Reeves, Jr.                         Director and Chairman
                                                                of the Board



BY:  /s/   MICHAEL J. MAYELL                              President and Director                     March 27, 2002
     ------------------------------------------
              Michael J. Mayell


BY: /s/    LLOYD V. DELANO                               Chief Accounting Officer                    March 27, 2002
    -------------------------------------------
              Lloyd V. DeLano


BY: /s/    JAMES H. SHONSEY                              Vice President - Finance                    March 27, 2002
    -------------------------------------------             and Capital Markets
              James H. Shonsey


BY: /s/    JAMES T. BOND                                         Director                            March 27, 2002
    -------------------------------------------
             James T. Bond


BY: /s/    JOE E. KARES                                          Director                            March 27, 2002
    -------------------------------------------
             Joe E. Kares


BY: /s/    GARY A. MESSERSMITH                                   Director                            March 27, 2002
    -------------------------------------------
              Gary A. Messersmith


                                  EXHIBIT INDEX

  Exhibits:               Description

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

   *4.4 Registration Rights Agreement dated October 16, 1990, among e Company, Joseph A. Reeves, Jr. and Michael J. Mayell (incorporated by reference to Exhibit 10.7 of the Company's Registration Statement on Form S-4, as amended (Reg. No. 33- 37488)).

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

    4.16 First Amendment to Subordinated Credit Agreement, dated December 5, 2001, between Meridian and Fortis Capital Corp. (incorporated by reference to Exhibit 4.17 of the Company's Registration statement on Form S-3, as amended (Reg. No. 333-75414)).

    4.17 Ninth Amendment to Amended and Restated Credit Agreement, dated as of November 28, 2001, among Meridian, JP Morgan Chase Bank as administrative agent, and the various lenders party thereto (incorporated by reference to Exhibit 4.18 of the Company's Registration statement on Form S-3, as amended (Reg. No. 333-75414)).

    10.1     See exhibits 4.2 through 4.17 for additional material contracts.

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

    10.21 Subordinated Credit Agreement, dated January 5, 2001, between the Company and Fortis Capital Corporation. (incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 2000).

    21.1     Subsidiaries of the Company.

  **23.1     Consent of Ernst & Young LLP.

  **23.2     Consent of T. J. Smith & Company, Inc.

            *Management contract or compensation plan.
           **Filed herewith.