Form 10-Q
period 2002-03-31
MERIDIAN RESOURCE CORP
filed 2002-05-15
CIK 869369

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended: March 31, 2002

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

        Registrant's telephone number, including area code: 281-597-7000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

Number of shares of common stock outstanding at May 3, 2002           49,915,343

                        THE MERIDIAN RESOURCE CORPORATION
                          QUARTERLY REPORT ON FORM 10-Q


                                      INDEX


                                                                              Page
                                                                             Number
                                                                             ------
PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements

             Consolidated Statements of Operations (unaudited) for the
                Three Months Ended March 31, 2002 and 2001                     3

             Consolidated Balance Sheets as of March 31, 2002 (unaudited)
                and December 31, 2001                                          4

             Consolidated Statements of Cash Flows (unaudited) for the
                Three Months Ended March 31, 2002 and 2001                     6

             Notes to Consolidated Financial Statements (unaudited)            7

     Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations                           10

     Item 3. Quantitative and Qualitative Disclosures about Market Risk       17

PART II - OTHER INFORMATION

     Item 1. Legal Proceedings                                                18

     Item 6. Exhibits and Reports on Form 8-K                                 18

SIGNATURES                                                                    19

                         PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (thousands of dollars, except per share information)
                                   (unaudited)


                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                        ------------------------
                                                          2002            2001
                                                        --------        --------
REVENUES:
      Oil and natural gas                               $ 24,609        $ 69,334
      Price risk management activities                      (805)             --
      Interest and other                                      44             735
                                                        --------        --------
                                                          23,848          70,069
                                                        --------        --------
OPERATING COSTS AND EXPENSES:
      Oil and natural gas operating                        3,089           4,812
      Severance and ad valorem taxes                       2,717           3,675
      Depletion and depreciation                          13,361          17,186
      General and administrative                           3,258           4,981
                                                        --------        --------
                                                          22,425          30,654
                                                        --------        --------
EARNINGS BEFORE INTEREST
      AND INCOME TAXES                                     1,423          39,415

OTHER EXPENSES:
      Interest expense                                     3,900           6,418
      Taxes on income                                       (900)         12,900
                                                        --------        --------
                                                           3,000          19,318
                                                        --------        --------

NET EARNINGS (LOSS)                                       (1,577)         20,097

DIVIDENDS ON PREFERRED STOCK                                  --             429
                                                        --------        --------
NET EARNINGS (LOSS) APPLICABLE
      TO COMMON STOCKHOLDERS                            $ (1,577)       $ 19,668
                                                        ========        ========
NET EARNINGS (LOSS) PER SHARE:
      Basic                                             $  (0.03)       $   0.40
                                                        ========        ========
      Diluted                                           $  (0.03)       $   0.34
                                                        ========        ========
WEIGHTED AVERAGE NUMBER OF
      COMMON SHARES:
      Basic                                               49,182          49,699
                                                        ========        ========
      Diluted                                             49,182          60,881
                                                        ========        ========


                 See notes to consolidated financial statements.

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (thousands of dollars)
                                   (unaudited)


                                                          MARCH 31,  DECEMBER 31,
                                                            2002         2001
                                                         ----------  ------------
ASSETS

CURRENT ASSETS:
      Cash and cash equivalents                          $    9,577   $   14,340
      Accounts receivable, less allowance for doubtful
          accounts $891 [2002 and 2001]                      45,339       23,875
      Due from affiliates                                     2,352          844
      Prepaid expenses and other                              1,602        1,825
                                                         ----------   ----------
                           Total current assets              58,870       40,884
                                                         ----------   ----------

PROPERTY AND EQUIPMENT:
      Oil and natural gas properties, full cost method
          (including $30,887 [2002] and
          $30,247 [2001] not subject to depletion)        1,096,976    1,085,656
      Land                                                      478          478
      Equipment                                               9,625        9,578
                                                         ----------   ----------
                                                          1,107,079    1,095,712
      Accumulated depletion and depreciation                645,120      631,758
                                                         ----------   ----------
                                                            461,959      463,954
                                                         ----------   ----------

OTHER ASSETS                                                  3,678        2,828
                                                         ----------   ----------
                                                         $  524,507   $  507,666
                                                         ==========   ==========


                 See notes to consolidated financial statements.

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (continued)
                             (thousands of dollars)
                                   (unaudited)


                                                               MARCH 31,   DECEMBER 31,
                                                                 2002         2001
                                                               ---------   ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                          $  36,095    $  35,952
     Revenues and royalties payable                                9,360        9,562
     Notes payable                                                10,255       25,763
     Accrued liabilities                                           9,866       15,895
     Oil and natural gas hedging derivatives                         805           --
     Current income taxes payable                                    173          (27)
                                                               ---------    ---------
         Total current liabilities                                66,554       87,145
                                                               ---------    ---------

LONG-TERM DEBT                                                   205,000      190,000
                                                               ---------    ---------

9 1/2% CONVERTIBLE SUBORDINATED NOTES                             20,000       20,000
                                                               ---------    ---------

DEFERRED INCOME TAXES                                             21,400       22,300
                                                               ---------    ---------

REDEEMABLE PREFERRED STOCK:
     Preferred stock, $1.00 par value (1,500,000 shares
         authorized, 245,000 [2002]
         shares of Series C Redeemable
         Convertible Preferred Stock issued at stated value)      24,500           --
                                                               ---------    ---------

STOCKHOLDERS' EQUITY:
     Common stock, $0.01 par value (200,000,000 shares
         authorized, 53,866,694 [2002] and [2001] issued)            554          553
     Additional paid-in capital                                  378,094      393,280
     Accumulated deficit                                        (159,303)    (157,726)
     Unrealized loss on securities held for resale                  (185)        (185)
     Unamortized deferred compensation                              (378)        (386)
                                                               ---------    ---------
                                                                 218,782      235,536
     Less treasury stock, at cost (3,951,351 [2002] and
         5,892,342 [2001] shares)                                 31,729       47,315
                                                               ---------    ---------
         Total stockholders' equity                              187,053      188,221
                                                               ---------    ---------
                                                               $ 524,507    $ 507,666
                                                               =========    =========


                 See notes to consolidated financial statements.

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (thousands of dollars)
                                   (unaudited)


                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                           ----------------------
                                                             2002         2001
                                                           ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)                                        $  (1,577)   $  20,097
Adjustments to reconcile net earnings (loss) to net cash
     provided by operating activities:
     Depletion and depreciation                               13,361       17,186
     Amortization of other assets                                520          515
     Non-cash compensation                                       409          402
     Non-cash price risk management activities                   805           --
     Deferred income taxes                                      (900)      10,600
Changes in assets and liabilities:
     Accounts receivable                                       3,036        1,620
     Due from affiliates                                      (1,508)          35
     Prepaid expenses and other                                  223         (565)
     Accounts payable                                            143        5,850
     Revenues and royalties payable                             (202)       1,322
     Notes payable                                              (508)      24,746
     Accrued liabilities and other                            (5,829)       6,757
                                                           ---------    ---------
Net cash provided by operating activities                      7,973       88,565
                                                           ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and equipment                     (11,485)     (34,553)
     Sale of property and equipment                              119           --
                                                           ---------    ---------
Net cash used in investing activities                        (11,366)     (34,553)
                                                           ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Repurchase of stock                                          --     (114,000)
     Issuance of stock/exercise of options                        --          462
     Preferred dividends                                          --       (3,129)
     Additions to deferred loan costs                         (1,370)        (468)
                                                           ---------    ---------
Net cash used by financing activities                         (1,370)    (117,135)
                                                           ---------    ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS                       (4,763)     (63,123)
     Cash and cash equivalents at beginning of period         14,340       95,122
                                                           ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $   9,577    $  31,999
                                                           =========    =========


                 See notes to consolidated financial statements.

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. BASIS OF PRESENTATION

The consolidated financial statements reflect the accounts of The Meridian Resource Corporation and its subsidiaries (the "Company") after elimination of all significant intercompany transactions and balances. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Securities and Exchange Commission.

The financial statements included herein as of March 31, 2002, and for the three month periods ended March 31, 2002 and 2001, are unaudited, and in the opinion of management, the information furnished reflects all material adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented.

2. NOTES PAYABLE

SHORT-TERM NOTE AGREEMENT

The Company extended and amended the short-term subordinated credit agreement with Fortis Capital Corporation for $25 million on April 5, 2002. The interest rate is the London interbank offered rate ("LIBOR") plus 4.5% through December 31, 2002, LIBOR plus 5.5% from January 1, 2003, through August 31, 2003, and LIBOR plus 6.5% from September 1, 2003, through December 31, 2004. Note payments of $5 million each are due on September 30, 2002, December 31, 2002, August 31, 2003 and April 30, 2004, with the remaining $5 million payable on December 31, 2004.

3. DEBT

LONG-TERM DEBT

In May 1998, the Company amended and restated its credit facility with The Chase Manhattan Bank as Administrative Agent (the "Credit Facility") to provide for maximum borrowings, subject to borrowing base limitations, of up to $250 million. Under the amendment to our credit facility, our lenders agreed to maintain our borrowing base at $190 million until May 31, 2002. If our lenders do not unanimously agree upon a new borrowing base redetermination by that date, the borrowing base will be automatically redetermined to equal $180 million until a new borrowing base has been agreed upon by all of the lenders.

9 1/2% CONVERTIBLE SUBORDINATED NOTES

During March 2002, the Company and the holders of the Notes amended the conversion price to $5.00 per share. The conversion price is subject to customary anti-dilution provisions. The holders of the Notes have been granted registration rights with respect to the shares of Common Stock that would be issued upon conversion of the Notes.

4. REDEEMABLE CONVERTIBLE PREFERRED STOCK

As of March 31, 2002, the Company had received contractual agreements to purchase the private placement of $24.5 million of 8.5% redeemable convertible preferred stock. The remainder of this private placement was completed during early May 2002, for a total of $67 million. The preferred stock is convertible into shares of the Company's Common Stock at a conversion price of $4.75 per share. Dividends are payable semi-annually in cash. At the option of the Company, one-third of the preferred shares can be forced to convert to Common Stock if the closing price of the Company's Common Stock exceeds 150% of the conversion price for 30 out of 40 consecutive trading days on the New York Stock Exchange. Based on the above conversion criteria, the Company can elect to convert up to one-third of the original issue provided that the conversion occurs no sooner than twelve months from the most recent conversion. The preferred stock is subject to redemption at the option of the Company after March 2005, and mandatory redemption on March 31, 2009. The holders of the preferred stock have been granted registration rights with respect to the shares of Common Stock issued upon conversion of the preferred stock. Proceeds from the preferred offering are going to be used to accelerate the Company's development of the recently acquired Biloxi Marshlands acreage position as well as to accelerate the drilling of the Company's inventory of exploratory and development projects. In addition, the Company plans to use a portion of the proceeds to further improve working capital and reduce outstanding long-term debt.

5. COMMITMENTS AND CONTINGENCIES

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

6. EARNINGS PER SHARE
   (in thousands, except per share)

The following tables set forth the computation of basic and diluted net earnings
(loss) per share:

                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                             ------------------
                                                               2002       2001
                                                             -------    -------
Numerator:
     Net earnings (loss) applicable to common stockholders   $(1,577)   $19,668
     Plus income impact of assumed conversions:
         Preferred stock dividends                                --        429
         Interest on convertible subordinated notes              309        309
     Net earnings (loss) applicable to common stockholders
         plus assumed conversions                            $(1,268)   $20,406
Denominator:
     Denominator for basic net earnings (loss) per
         share - weighted-average shares outstanding          49,182     49,699
Effect of potentially dilutive common shares:
     Convertible preferred stock                                  --      3,994
     Convertible subordinated notes                              N/A      2,857
     Employee and director stock options                         N/A      1,850
     Warrants                                                    N/A      2,481
                                                             -------    -------
     Denominator for diluted net earnings (loss) per
         share - weighted-average shares outstanding
         and assumed conversions                              49,182     60,881
                                                             =======    =======
Basic net earnings (loss) per share                          $ (0.03)   $  0.40
                                                             =======    =======
Diluted net earnings (loss) per share                        $ (0.03)   $  0.34
                                                             =======    =======

7. ISSUANCE OF STOCK GRANTS

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

8. OIL AND NATURAL GAS HEDGING ACTIVITIES

During March 2002, the Company entered into derivative agreements to hedge a portion of its oil and gas production volumes through the typically volatile summer months. Through the use of costless collars the Company hedged approximately 55% of its gas production and 27% of its oil production, for a six month period from April 1, 2002 through September 30, 2002, establishing average floors of $2.25 per MMBTU and $20.00 per barrel and average ceilings of $3.98 per MMBTU and $29.18 per barrel. As of March 31, 2002, the Company had an unrealized non-cash loss of $805,000 due to the mark-to-market valuation of the derivative agreements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of Meridian's financial operations for the three months ended March 31, 2002 and 2001. The notes to the Company's consolidated financial statements included in this report, as well as our Annual Report on Form 10-K for the year ended December 31, 2001 (and the notes attached thereto), should be read in conjunction with this discussion.

GENERAL

BUSINESS ACTIVITIES. During the first quarter of 2002, Meridian's drilling activities have been focused in the Company's East Lake Arthur and Lakeside Fields. We anticipate drilling activities in these areas, as well as the Biloxi Marshlands acreage and the Kent Bayou Field, will comprise the majority of our capital budget for 2002, currently set at $70 million.

Current activities are as follows:

During March 2002, the Company commenced drilling operations on the East Lake Arthur - Hughes #2 well in Jefferson Davis Parish, Louisiana. The well is a replacement well for the Hughes #1 that experienced cementing problems during the completion phase and was subsequently abandoned. The well is currently drilling at approximately 14,100 feet with an objective depth of approximately 19,000 feet. During the drilling of the Hughes #1 well, the Company logged an apparent 100' of net pay in the Bol Mex 3-6 sands and detected no water levels. The Company owns a 96% working interest and a 68% net revenue interest in the field. If the Hughes #2 well confirms the results of the Hughes #1 well, the Company expects to drill additional wells in the field.

During April 2002, the Company began drilling the Lakeside - Lacassane #1 well located in Cameron Parish, Louisiana. The well is being drilled to test an updip location to the Lakeside - SL 15223 #1 well that discovered in excess of 100' of productive sands in the Marg Howei and Camerina intervals. The Company is operator of the well and has a 73% working interest and a 42% net revenue interest.

During June 2002, the Company expects to commence operations on its Biloxi Marshlands acreage. The first well on the new exploratory acreage will be drilled to test a 3-D seismic-defined amplitude which has known production on adjacent acreage. The Company has applied for and received a unit designation for the drilling location. The Company will own an approximate 54% working interest and an approximate 39% net revenue interest in the initial well based on the current unit designation. After development of production facilities a second well is scheduled to drill to test an additional 3-D seismic-defined amplitude. The Company will own an approximate 72% working interest and an approximate 51% net revenue interest in the second well. Two additional exploratory wells located outside the unit boundaries of the first two wells are planned for the third and fourth quarters of 2002. The Company anticipates having an average 94% working interest and an average 70% net revenue interest in the majority of the wells drilled subsequent to the first two unit wells.

Additionally, the Company is in the process of underwriting a large-scale proprietary 3-D seismic survey that will image approximately 500 square miles in three phases over the next three years. The first phase of the seismic survey is anticipated to commence during the second quarter of 2002 and cover approximately 170 square miles. Based on 2-D and 3-D seismic acquired over a small portion of the acreage to date, the Company's geologists have begun initial mapping of more than a dozen prospect leads. The Biloxi Marshlands project focuses on relatively shallow, normal pressured horizons. As a result, the project will blend with the Company's traditional deep plays, providing lower costs, reduced mechanical risks and an expected high probability of success.

INDUSTRY CONDITIONS. Revenues, profitability and future growth rates of Meridian are substantially dependent upon prevailing prices for oil and natural gas. Oil and natural gas prices have been extremely volatile in recent years and are affected by many factors outside of our control. Our average oil price for the three months ended March 31, 2002, was $20.62 per barrel compared to $28.97 per barrel for the three months ended March 31, 2001, and $18.98 per barrel for the three months ended December 31, 2001. Our average natural gas price for the three months ended March 31, 2002, was $2.51 per Mcf compared to $7.78 per Mcf for the three months ended March 31, 2001, and $2.53 per Mcf for the three months ended December 31, 2001. Fluctuations in prevailing prices for oil and natural gas have several important consequences to us, including affecting the level of cash flow received from our producing properties, the timing of exploration of certain prospects and our access to capital markets, which could impact our revenues, profitability and ability to maintain or increase our exploration and development program.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

OPERATING REVENUES. First quarter 2002 oil and natural gas revenues decreased $44.7 million as compared to first quarter 2001 revenues, primarily due to a 21% decrease in production volumes and a 55% decrease in average commodity prices, both on a natural gas equivalent basis. The decrease in production was a result of the property sales during 2001 and natural production declines, partially offset by new discoveries placed on line at varying times during 2001.

The following table summarizes the Company's operating revenues, production volumes and average sales prices for the three months ended March 31, 2002 and 2001:

                                              THREE MONTHS ENDED
                                                  MARCH 31,
                                             --------------------         INCREASE
                                              2002         2001          (DECREASE)
                                             -------      -------        ----------
Production Volumes:
     Oil (Mbbl)                                  633          779          (19%)
     Natural gas (MMcf)                        4,596        6,010          (24%)
     MMcfe                                     8,395       10,684          (21%)

Average Sales Prices:
     Oil (per Bbl)                           $ 20.62      $ 28.97          (29%)
     Natural gas (per Mcf)                   $  2.51      $  7.78          (68%)
     MMcfe                                   $  2.93      $  6.49          (55%)

Operating Revenues (000's):
     Oil                                     $13,054      $22,568          (42%)
     Natural gas                              11,555       46,766          (75%)
                                             -------      -------
     Total Operating Revenues                $24,609      $69,334          (65%)
                                             =======      =======

OPERATING EXPENSES. Oil and natural gas operating expenses decreased $1.7 million (36%) to $3.1 million for the three months ended March 31, 2002, compared to $4.8 million for the same period in 2001. On an equivalent unit of production basis, lease operating expenses decreased from $0.45 per MCFE for the first quarter 2001 to $0.37 per MCFE for the 2002 period. This decrease was primarily due to the sale of high cost, non-core properties during mid 2001 and the reorganization of field operations during 2001 resulting in greater efficiencies. In addition, the Company undertook an expanded workover program during 2001 in order to benefit from the higher commodity prices being realized at the time.

SEVERANCE AND AD VALOREM TAXES. Severance and ad valorem taxes decreased $1.0 million (26%) to $2.7 million for the first quarter of 2002, compared to $3.7 million during the same period in 2001. Meridian's oil and natural gas production is primarily from southern Louisiana, and is therefore subject to Louisiana severance tax. The severance tax rates for Louisiana are 12.5% of gross oil revenues and $0.199 per Mcf for natural gas, an increase from $0.097 per Mcf effective in July 2001. Our decrease was primarily due to the decrease in oil and natural gas production and the decrease in oil prices from the same period in 2001 partially offset by the increase in the natural gas tax rate.

DEPLETION AND DEPRECIATION. Depletion and depreciation expense decreased $3.8 million (22%) during the first quarter of 2002 to $13.4 million from $17.2 million for the same period of 2001. This was primarily a result of the decrease in production volumes in 2002 from 2001 levels.

GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense decreased by $1.7 million (35%) to $3.3 million for three months ended March 31, 2002, compared to $5.0 million during the comparable period last year. On an equivalent unit of production basis, general and administrative expenses decreased to $0.39 per MCFE for the first quarter of 2002 from $0.47 per MCFE in the first quarter of 2001. This reduction is partially due to the savings realized from staff reductions during 2001 and the purchase and termination of certain outstanding well bonus plan interests.

INTEREST EXPENSE. Interest expense decreased $2.5 million (39%) to $3.9 million for the first quarter of 2002 in comparison to the first quarter of 2001. The decrease is primarily a result of a decrease in the balance outstanding for the revolving credit line and a decrease in the interest rates.

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL. During the first quarter of 2002, Meridian's capital expenditures were internally financed with cash from operations. As of March 31, 2002, we had a cash balance of $9.6 million and a working capital deficit of $7.7 million, including $10 million short-term notes payable. Our strategy is to grow the Company prudently, taking advantage of the strong asset base built over the years to add reserves through the drill bit while maintaining a disciplined approach to costs. Where appropriate, we will allocate excess cash above capital expenditures to reduce leverage.

CREDIT FACILITY. We entered into an amended and restated credit facility with The Chase Manhattan Bank as Administrative Agent (the "Credit Facility") to provide for maximum borrowings, subject to borrowing base limitations, of up to $250 million. Under the amendment to our credit facility, our lenders agreed to maintain our borrowing base at $190 million until May 31, 2002. If our lenders do not unanimously agree upon a new borrowing base redetermination by that date, the borrowing base will be automatically redetermined to equal $180 million until a new borrowing base has been agreed upon by all of the lenders.

Under the Credit Facility, as amended, the Company may secure either (i) an alternative base rate loan that bears interest at a rate per annum equal to the greater of the administrative agent's prime rate, a certificate of deposit-based rate or a federal funds-based rate plus 0.25% to 1.0% or (ii) a Eurodollar base rate loan that bears interest, generally, at a rate per annum equal to the London interbank offered rate ("LIBOR") plus 1.25% to 2.75%, depending on the ratio of the aggregate outstanding loans and letters of credit to the borrowing base. The Credit Facility also provides for commitment fees ranging from 0.3% to 0.5% per annum.

SHORT-TERM NOTE AGREEMENT. The Company extended and amended the short-term subordinated credit agreement with Fortis Capital Corporation for $25 million on April 5, 2002. The interest rate is LIBOR plus 4.5% through December 31, 2002, LIBOR plus 5.5% from January 1, 2003, through August 31, 2003, and LIBOR plus 6.5% from September 1, 2003, through December 31, 2004. Note payments of $5 million each are due on September 30, 2002, December 31, 2002, August 31, 2003 and April 30, 2004, with the remaining $5 million payable on December 31, 2004.

9 1/2% CONVERTIBLE SUBORDINATED NOTES. During March 2002, the Company and the holders of the Notes amended the conversion price to $5.00 per share. The conversion price is subject to customary anti-dilution provisions. The holders of the Notes have been granted registration rights with respect to the shares of Common Stock that would be issued upon conversion of the Notes.

REDEEMABLE CONVERTIBLE PREFERRED STOCK. During May 2002, the Company completed the private placement of $67 million of 8.5% redeemable convertible preferred stock. See Note 4 of the Notes to Consolidated Financial Statements.

OIL AND NATURAL GAS HEDGING ACTIVITIES. During March 2002, the Company entered into derivative agreements hedging a portion of its oil and gas production volumes through the typically volatile summer months. Through the use of costless collars the Company hedged approximately 55% of the its gas production and 27% of its oil production, for a six month period from April 1, 2002, through September 30, 2002, establishing average floors of $2.25 per MMBTU and $20.00 per barrel and average ceilings of $3.98 per MMBTU and $29.18 per barrel.

CAPITAL EXPENDITURES. In the first quarter of 2002, Meridian's drilling activities have been focused in the Company's East Lake Arthur and Lakeside Fields. We anticipate drilling activities in these areas, as well as the Biloxi Marshlands acreage and the Kent Bayou Field, will comprise the majority of our 2002 capital budget of $70 million.

DIVIDENDS. It is our policy to retain existing cash for reinvestment in our business, and therefore, we do not anticipate that dividends will be paid with respect to the Common Stock in the foreseeable future. During May 2002, the Company completed the private placement of $67 million of 8.5% redeemable convertible preferred stock and dividends are payable semi-annually.

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

Operating Risks. The occurrence of a significant event for which we are not fully insured could have a material adverse effect on our financial position and results of operations. Our operations are subject to all of the risks normally incident to the exploration for and the production of oil and natural gas, including uncontrollable flows of oil, natural gas, brine or well fluids into the environment (including groundwater and shoreline contamination), blowouts, cratering, mechanical difficulties, fires, explosions, unusual or unexpected formation pressures, pollution and environmental hazards, each of which could result in damage to or destruction of oil and natural gas wells, production facilities or other property, or injury to persons. In addition, we are subject to other operating and production risks such as title problems, weather conditions, compliance with government permitting requirements, shortages of or delays in obtaining equipment, reductions in product prices, limitations in the market for products, litigation and disputes in the ordinary course of business. Although we maintain insurance coverage considered to be customary in the industry, we are not fully insured against certain of these risks either because such insurance is not available or because of high premium costs. We cannot predict if or when any such risks could affect our operations. The occurrence of a significant event for which we are not adequately insured could cause our actual results to differ from those reflected in our forward-looking statements.

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

INTEREST RATES

We are subject to interest rate risk on our long-term fixed interest rate debt and variable interest rate borrowings. Our long-term borrowings primarily consist of borrowings under the Credit Facility and the $20 million principal of 9 1/2% Convertible Subordinated Notes due June 18, 2005. Since interest charged borrowings under the Credit Facility floats with prevailing interest rates (except for the applicable interest period for Eurodollar loans), the carrying value of borrowings under the Credit Facility should approximate the fair market value of such debt. Changes in interest rates, however, will change the cost of borrowing. Assuming $190 million remains borrowed under the Credit Facility, we estimate our annual interest expense will change by $1.9 million for each 100 basis point change in the applicable interest rates utilized under the Credit Facility. Changes in interest rates would, assuming all other things being equal, cause the fair market value of debt with a fixed interest rate, such as the Notes, to increase or decrease, and thus increase or decrease the amount required to refinance the debt. The fair value of the Notes is dependent on prevailing interest rates and our current stock price as it relates to the conversion price of $5.00 per share of our Common Stock.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   3.1    Certificate of Designation for Series C Redeemable Convertible
             Preferred Stock dated March 28, 2002.

(b)   The Company filed no reports on Form 8-K during the first quarter of 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                                  (Registrant)



Date: May 14, 2002                     By: /s/ LLOYD V. DELANO
                                           -------------------------------------
                                           Lloyd V. DeLano
                                           Vice President
                                           Chief Accounting Officer


                                       By: /s/ JAMES H. SHONSEY
                                           -------------------------------------
                                           James H. Shonsey
                                           Vice President
                                           Finance and Capital Markets

                                 EXHIBIT INDEX


EXHIBIT
NUMBER          DESCRIPTION
-------         -----------
 3.1            Certificate of Designation for Series C Redeemable Convertible
                Preferred Stock dated March 28, 2002.