Form 10-Q
period 2002-06-30
MERIDIAN RESOURCE CORP
filed 2002-08-14
CIK 869369

                                   Page 1 of 1
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended: June 30, 2002

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

Number of shares of common stock outstanding at August 9, 2002        49,945,068

                        THE MERIDIAN RESOURCE CORPORATION
                          QUARTERLY REPORT ON FORM 10-Q



                                      INDEX

                                                                                Page
                                                                               Number
                                                                               ------
PART I  -  FINANCIAL INFORMATION

     Item 1.  Financial Statements

                  Consolidated Statements of Operations (unaudited) for the
                     Three Months and Six Months Ended June 30, 2002 and 2001    3

                  Consolidated Balance Sheets as of June 30, 2002 (unaudited)
                     and December 31, 2001                                       4

                  Consolidated Statements of Cash Flows (unaudited) for the
                     Six Months Ended June 30, 2002 and 2001                     6

                  Notes to Consolidated Financial Statements (unaudited)         7

     Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                        11

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk        20


PART II  -  OTHER INFORMATION

     Item 1.  Legal Proceedings                                                 21

     Item 6.  Exhibits and Reports on Form 8-K                                  21


SIGNATURES                                                                      22

                         PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (thousands of dollars, except per share information)
                                   (unaudited)


                                          THREE MONTHS ENDED       SIX MONTHS ENDED
                                                JUNE 30,                JUNE 30,
                                                --------                --------
                                           2002         2001       2002         2001
                                           ----         ----       ----         ----
REVENUES:
      Oil and natural gas                $  31,661   $  45,701   $  56,270    $ 115,035
      Price risk management activities         670          --        (135)          --
      Interest and other                       142         325         186        1,060
                                         ---------   ---------   ---------    ---------
                                            32,473      46,026      56,321      116,095
                                         ---------   ---------   ---------    ---------
OPERATING COSTS AND EXPENSES:
      Oil and natural gas operating          3,013       4,408       6,102        9,220
      Severance and ad valorem taxes         2,400       2,625       5,117        6,300
      Depletion and depreciation            13,558      16,562      26,919       33,748
      General and administrative             2,984       4,391       6,242        9,372
                                         ---------   ---------   ---------    ---------
                                            21,955      27,986      44,380       58,640
                                         ---------   ---------   ---------    ---------
EARNINGS BEFORE INTEREST
      AND INCOME TAXES                      10,518      18,040      11,941       57,455
OTHER EXPENSES:
      Interest expense                       3,744       5,449       7,644       11,867
      Taxes on income - current                100         900         100        3,200
      Taxes on income - deferred             2,400       4,000       1,500       14,600
                                         ---------   ---------   ---------    ---------
                                             6,244      10,349       9,244       29,667
                                         ---------   ---------   ---------    ---------
NET EARNINGS                                 4,274       7,691       2,697       27,788

DIVIDENDS ON PREFERRED STOCK                 1,102          --       1,102          429
                                         ---------   ---------   ---------    ---------
NET EARNINGS APPLICABLE
      TO COMMON STOCKHOLDERS             $   3,172   $   7,691   $   1,595    $  27,359
                                         =========   =========   =========    =========
NET EARNINGS PER SHARE:
      Basic                              $    0.06   $    0.16   $    0.03    $    0.56
                                         =========   =========   =========    =========
      Diluted                            $    0.06   $    0.15   $    0.03    $    0.49
                                         =========   =========   =========    =========
WEIGHTED AVERAGE NUMBER OF
      COMMON SHARES:
      Basic                                 49,916      47,872      49,551       48,781
                                         =========   =========   =========    =========
      Diluted                               49,916      55,038      49,551       57,943
                                         =========   =========   =========    =========





                 See notes to consolidated financial statements.

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (thousands of dollars)
                                   (unaudited)


                                                          JUNE 30,   DECEMBER 31,
                                                            2002        2001
                                                            ----        ----
ASSETS

CURRENT ASSETS:
      Cash and cash equivalents                          $   19,064   $   14,340
      Accounts receivable, less allowance for doubtful
          accounts $891 [2002 and 2001]                      27,751       23,875
      Due from affiliates                                     2,437          844
      Prepaid expenses and other                              3,468        1,825
                                                         ----------   ----------
                           Total current assets              52,720       40,884
                                                         ----------   ----------

PROPERTY AND EQUIPMENT:
      Oil and natural gas properties, full cost method
          (including $30,236 [2002] and
          $30,247 [2001] not subject to depletion)        1,114,625    1,085,656
      Land                                                      478          478
      Equipment                                               9,717        9,578
                                                         ----------   ----------
                                                          1,124,820    1,095,712
      Accumulated depletion and depreciation                658,677      631,758
                                                         ----------   ----------
                                                            466,143      463,954
                                                         ----------   ----------

OTHER ASSETS                                                  5,917        2,828
                                                         ----------   ----------
                                                         $  524,780   $  507,666
                                                         ==========   ==========




                 See notes to consolidated financial statements.

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (continued)
                             (thousands of dollars)
                                   (unaudited)


                                                                               JUNE 30,   DECEMBER 31,
                                                                                 2002        2001
                                                                                 ----        ----
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                         $   6,070    $  35,952
     Revenues and royalties payable                                              10,149        9,562
     Notes payable                                                                1,307       25,763
     Accrued liabilities                                                         10,431       15,895
     Oil and natural gas hedging derivatives                                        135           --
     Current income taxes payable                                                   273          (27)
     Current portion long-term debt                                              27,000           --
                                                                              ---------    ---------
         Total current liabilities                                               55,365       87,145
                                                                              ---------    ---------

LONG-TERM DEBT                                                                  168,000      190,000
                                                                              ---------    ---------

9 1/2% CONVERTIBLE SUBORDINATED NOTES                                            20,000       20,000
                                                                              ---------    ---------

DEFERRED INCOME TAXES                                                            23,800       22,300
                                                                              ---------    ---------

REDEEMABLE PREFERRED STOCK:
     Preferred stock, $1.00 par value (1,500,000 shares authorized, 668,500
         [2002] shares of Series C Redeemable Convertible Preferred Stock
         issued at stated value)                                                 66,850           --
                                                                              ---------    ---------

STOCKHOLDERS' EQUITY:
     Common stock, $0.01 par value (200,000,000 shares
         authorized, 53,866,694 [2002] and [2001] issued)                           555          553
     Additional paid-in capital                                                 378,410      393,280
     Accumulated deficit                                                       (156,131)    (157,726)
     Unrealized loss on securities held for resale                                 (185)        (185)
     Unamortized deferred compensation                                             (380)        (386)
                                                                              ---------    ---------
                                                                                222,269      235,536
     Less treasury stock, at cost (3,923,273 [2002] and
         5,892,342 [2001] shares)                                                31,504       47,315
                                                                              ---------    ---------
         Total stockholders' equity                                             190,765      188,221
                                                                              ---------    ---------
                                                                              $ 524,780    $ 507,666
                                                                              =========    =========






                See notes to consolidated financial statements.

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (thousands of dollars)
                                   (unaudited)


                                                            SIX MONTHS ENDED
                                                                JUNE 30,
                                                                --------
                                                            2002         2001
                                                            ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                            $   2,697    $  27,788
Adjustments to reconcile net earnings to net cash
     provided by operating activities:
     Depletion and depreciation                            26,919       33,748
     Amortization of other assets                           1,092        1,030
     Non-cash compensation                                    827        1,010
     Non-cash price risk management activities                135           --
     Deferred income taxes                                  1,500       14,600
Changes in assets and liabilities:
     Accounts receivable                                   (3,876)       7,012
     Due from affiliates                                   (1,593)      (1,842)
     Prepaid expenses and other                            (1,643)      (3,770)
     Accounts payable                                     (29,882)       5,721
     Revenues and royalties payable                           587        2,672
     Accrued liabilities and other                         (6,266)       5,441
                                                        ---------    ---------
Net cash provided by (used in) operating activities        (9,503)      93,410
                                                        ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and equipment                  (29,656)     (67,342)
     Sale of property and equipment                           548       29,817
                                                        ---------    ---------
Net cash used in investing activities                     (29,108)     (37,525)
                                                        ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Redeemable preferred stock                            66,850           --
     Reductions in long-term debt                         (20,000)     (40,000)
     Notes payable                                            544       26,848
     Repurchase of stock                                       --     (114,000)
     Issuance of stock/exercise of options                    122          455
     Preferred dividends                                       --       (3,129)
     Additions to deferred loan costs                      (4,181)        (508)
                                                        ---------    ---------
Net cash provided by (used in) financing activities        43,335     (130,334)
                                                        ---------    ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS                     4,724      (74,449)
     Cash and cash equivalents at beginning of period      14,340       95,122
                                                        ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $  19,064    $  20,673
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

The financial statements included herein as of June 30, 2002, and for the three and six month periods ended June 30, 2002 and 2001, are unaudited, and in the opinion of management, the information furnished reflects all material adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented. Certain minor reclassifications of prior period statements have been made to conform to current reporting practices.

2.       DEBT

SUBORDINATED CREDIT AGREEMENT

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

CREDIT FACILITY

In May 1998, the Company amended and restated its credit facility with The Chase Manhattan Bank as Administrative Agent (the "Credit Facility") to provide for maximum borrowings, subject to borrowing base limitations, of up to $250 million. Under the latest amendment to our Credit Facility, our lenders agreed to maintain our borrowing base at $170 million. The Credit Facility matures on May 31, 2003. During August 2002, the Company entered into a new three-year $175 million underwritten senior secured credit agreement (the "Credit Agreement") with Societe Generale, as administrative agent, lead arranger, and book runner and Fortis Capital Corp., as co-lead arranger and documentation agent. The borrowing base under the Credit Agreement will be no less than $153 million with funding expected to occur during September 2002, at which time the existing Credit Facility will be retired. Pursuant to the terms of the Credit Agreement, the borrowing base may increase to as high as $175 million before the September 2002 funding, subject to meeting certain conditions. As of June 30, 2002, the Company's outstanding debt under its existing Credit Facility totaled $170 million compared to $190 million as of March 31, 2002, and December 31, 2001, respectively, and accordingly, $17 million has been classified as current on the Company's consolidated balance sheet as of June 30, 2002, to provide for the new $153 million minimum borrowing base. Should the borrowing base be increased prior to the September 2002 funding, corresponding amounts of the increase will be reclassified to long-term on the Company's consolidated balance sheet.

9 1/2% CONVERTIBLE SUBORDINATED NOTES

During March 2002, the Company and the holders of the Notes amended the conversion price to $5.00 per share. The conversion price is subject to customary anti-dilution provisions. The holders of the Notes have been granted registration rights with respect to the shares of Common Stock that would be issued upon conversion of the Notes.

3.       8.5% REDEEMABLE CONVERTIBLE PREFERRED STOCK

The private placement of $66.85 million of 8.5% redeemable convertible preferred stock was completed during May 2002. The preferred stock is convertible into shares of the Company's Common Stock at a conversion price of $4.75 per share. Dividends are payable semi-annually in cash. At the option of the Company, one-third of the preferred shares can be forced to convert to Common Stock if the closing price of the Company's Common Stock exceeds 150% of the conversion price for 30 out of 40 consecutive trading days on the New York Stock Exchange. Based on the above conversion criteria, the Company can elect to convert up to one-third of the original issue provided that the conversion occurs no sooner than twelve months from the most recent conversion. The preferred stock is subject to redemption at the option of the Company after March 2005, and mandatory redemption on March 31, 2009. The holders of the preferred stock have been granted registration rights with respect to the shares of Common Stock issued upon conversion of the preferred stock. Dividends of $1.1 million were payable as of July 1, 2002.

4.       COMMITMENTS AND CONTINGENCIES

LITIGATION

There are no material legal proceedings to which Meridian or any of its subsidiaries or partnerships is a party or by which any of its property is subject, other than ordinary and routine litigation incidental to the business of producing and exploring for crude oil and natural gas.

5.       EARNINGS PER SHARE (in thousands, except per share)

The following tables set forth the computation of basic and diluted net earnings per share:

                                                          THREE MONTHS ENDED JUNE 30,
                                                            2002               2001
                                                            ----               ----
Numerator:
     Net earnings applicable to common stockholders      $         3,172     $ 7,691
     Plus income impact of assumed conversions:
         Preferred stock dividends                                 1,102          --
         Interest on convertible subordinated notes                  309         312
     Net earnings applicable to common stockholders
         plus assumed conversions                        $         4,583     $ 8,003
Denominator:
     Denominator for basic net earnings per
         share - weighted-average shares outstanding              49,916      47,872
Effect of potentially dilutive common shares:
     Redeemable preferred stock                                      N/A          --
     Convertible subordinated notes                                  N/A       2,857
     Employee and director stock options                             N/A       1,817
     Warrants                                                        N/A       2,492
                                                         ---------------     -------
     Denominator for diluted net earnings per
         share - weighted-average shares outstanding
         and assumed conversions                                  49,916      55,038
                                                         ===============     =======
Basic net earnings per share                             $          0.06     $  0.16
                                                         ===============     =======
Diluted net earnings per share                           $          0.06     $  0.15
                                                         ===============     =======

                                                           SIX MONTHS ENDED JUNE 30,
                                                              2002        2001
                                                              ----        ----
Numerator:
     Net earnings applicable to common stockholders      $         1,595     $27,359
     Plus income impact of assumed conversions:
         Preferred stock dividends                                 1,102         429
         Interest on convertible subordinated notes                  618         621
     Net earnings applicable to common stockholders
         plus assumed conversions                        $         3,315     $28,409
Denominator:
     Denominator for basic net earnings per
         share - weighted-average shares outstanding              49,551      48,781
Effect of potentially dilutive common shares:
     Convertible preferred stock                                      --       1,986
     Redeemable preferred stock                                      N/A          --
     Convertible subordinated notes                                  N/A       2,857
     Employee and director stock options                             N/A       1,833
     Warrants                                                        N/A       2,486
                                                         ---------------     -------
     Denominator for diluted net earnings per
         share - weighted-average shares outstanding
         and assumed conversions                                  49,551      57,943
                                                         ===============     =======
Basic net earnings per share                             $          0.03     $  0.56
                                                         ===============     =======
Diluted net earnings per share                           $          0.03     $  0.49
                                                         ===============     =======

6.       ISSUANCE OF STOCK GRANTS

In December 2001, an offer was made to repurchase and terminate certain interests in the Well Bonus Plans from current and former employees in exchange for the issuance of Common Stock. The offering was for a total of 1,940,991 shares of our Common Stock. The Common Stock was issued on February 4, 2002, at the last reported sales price of $3.48 per share. The effective date of this transaction was December 31, 2001.

7.       OIL AND NATURAL GAS HEDGING ACTIVITIES

During March 2002, the Company entered into derivative agreements to provide an economic hedge of a portion of its oil and gas production volumes through the typically volatile summer months. Through the use of costless collars the Company hedged approximately 55% of its gas production and 27% of its oil production, for a six-month period from April 1, 2002 through September 30, 2002, establishing average floors of $2.25 per MMBTU and $20.00 per barrel and average ceilings of $3.98 per MMBTU and $29.18 per barrel. As of June 30, 2002, the Company had an unrealized non-cash loss of $135,000 due to the mark-to-market valuation of the derivative agreements. These derivatives were not designated for special accounting under FAS 133 and the non-cash loss has been charged to earnings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of Meridian's financial operations for the three months and six months ended June 30, 2002 and 2001. The notes to the Company's consolidated financial statements included in this report, as well as our Annual Report on Form 10-K for the year ended December 31, 2001 (and the notes attached thereto), should be read in conjunction with this discussion.

GENERAL

BUSINESS ACTIVITIES. During the second quarter of 2002, Meridian's drilling activities have been focused in the Company's East Lake Arthur Field, the Lakeside Field, the Biloxi Marshlands project area and the Kent Bayou Field. Additional drilling activities in these and other similar areas will comprise our capital budget for 2002, currently set at $70 million.

Current activities include:

During March 2002, the Company commenced drilling operations on the East Lake Arthur - Hughes #2 well in Jefferson Davis Parish, Louisiana. Hole conditions have delayed the drilling operations by approximately ninety days. As a result, the Company recently began sidetrack operations on the well and is currently drilling at approximately 12,700 feet with an objective depth of approximately 19,000 feet. During the drilling of the Hughes #1 well, the Company logged an apparent 100' of net pay in the Bol Mex 3-6 sands and detected no water levels. The Company is the operator of the field and owns a 96% working interest and a 68% net revenue interest in the field. The Hughes #2 well is a twin offset to the Hughes #1 well.

During April 2002, the Company began drilling the Lakeside - Lacassane #1 well located in Cameron Parish, Louisiana. The well is currently drilling at approximately 16,700 feet with an objective depth of approximately 17,900 feet. The well is being drilled to test an updip location to the Lakeside - SL 15223 #1 well that discovered in excess of 100' of productive sands in the Marg Howei and Camerina intervals and is currently producing 12 Mmcfe/d, with collective production of over 4 Bcfe. The Company is operator of the well and has a 73% working interest and a 42% net revenue interest.

During June 2002, the Company commenced drilling operations on the Continental Land and Fur No. 65 well in the Kent Bayou Field in Terrebonne Parish, Louisiana. The well is currently drilling at approximately 14,400 feet with an objective depth of approximately 19,600 feet. The development well is being drilled to exploit the Rob L sand that is currently productive in adjoining acreage immediately offset to the well site. The Company is the operator and owns a 93% working interest in the well.

On the Biloxi Marshlands project area, the Company has initiated a large-scale proprietary 3-D seismic survey that will image approximately 500 square miles in three phases over the next three years. The first phase of the seismic survey commenced during the second quarter of 2002. Based on 2-D and 3-D seismic acquired over a small portion of the acreage to date, the Company's geologists have begun initial mapping of more than a dozen prospect leads. The Biloxi Marshlands project focuses on relatively shallow, normal pressured horizons. As a result, the project will blend with the Company's traditional deep plays, providing lower costs, reduced mechanical risks and an expected high probability of success. Fields in the immediate and surronding area have produced approximately 750-800 Bcfe to date. The first well, the Biloxi Marsh Lands No. 1, began drilling during the second quarter of 2002. The well was drilled to a depth of 9,294 feet and encountered 66 gross feet of gas bearing sand above a water level with approximately 12 net feet of apparent gas pay. The quality of the reservoir appears adequate for a completion. The Company has elected to proceed with the running tubing, testing and completion of this well after the drilling of additional wells in the area.

Other drilling operations scheduled for 2002 include both shallow and deep exploration tests primarily in the south Louisiana and Gulf of Mexico region.
In addition, the Company has expanded its acreage and 3-D seismic inventory to provide a continued blend of high potential low risk projects extending its capital budget to take advantage of expected increased demand and reduced supply of domestic oil and natural gas beginning in 2003 and beyond. In keeping with our commitment to reduce debt and improve the Company's capital structure, the Company has further lowered its borrowing base and outstanding debt, reduced operating costs, general and administative overhead, and interest expenses.

INDUSTRY CONDITIONS. Revenues, profitability and future growth rates of Meridian are substantially dependent upon prevailing prices for oil and natural gas. Oil and natural gas prices have been extremely volatile in recent years and are affected by many factors outside of our control. Our average oil price for the three months ended June 30, 2002, was $24.99 per barrel compared to $27.16 per barrel for the three months ended June 30, 2001, and $20.62 per barrel for the three months ended March 31, 2002. Our average oil price for the six months ended June 30, 2002, was $22.80 per barrel compared to $28.12 per barrel for the six months ended June 30, 2001. Our average natural gas price for the three months ended June 30, 2002, was $3.69 per Mcf compared to $5.12 per Mcf for the three months ended June 30, 2001, and $2.51 per Mcf for the three months ended March 31, 2002. Our average natural gas price for the six months ended June 30, 2002, was $3.08 per Mcf compared to $6.53 per Mcf for the six months ended June 30, 2001. Fluctuations in prevailing prices for oil and natural gas have several important consequences to us, including affecting the level of cash flow received from our producing properties, the timing of exploration of certain prospects and our access to capital markets, which could impact our revenues, profitability and ability to maintain or increase our exploration and development program.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES. The Company's discussion and analysis of its financial condition and results of operation are based upon consolidated financial statements, which have been prepared in accordance with accounting principles generally adopted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. See the Company's Annual Report on Form 10-K for the year ended December 31, 2001, for further discussion.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

OPERATING REVENUES. Second quarter 2002 oil and natural gas revenues decreased $14.0 million as compared to second quarter 2001 revenues, primarily due to a 14% decrease in production volumes and a 19% decrease in average commodity prices, both on a natural gas equivalent basis. The decrease in production was a result of the property sales during 2001 and natural production declines, partially offset by new discoveries placed on line at varying times during the second half of 2001 and the first half of 2002. Drilling of new wells expected to offset production declines experienced delays in early 2002 for various reasons and did not resume until the end of the first quarter of 2002.

The following table summarizes the Company's operating revenues, production volumes and average sales prices for the three months ended June 30, 2002 and 2001:

                                 THREE MONTHS ENDED
                                        JUNE 30,            INCREASE
                                    2002      2001         (DECREASE)
Production Volumes:
     Oil (Mbbl)                       631         687          (8%)
     Natural gas (MMcf)             4,304       5,285         (19%)
     MMcfe                          8,089       9,405         (14%)

Average Sales Prices:
     Oil (per Bbl)                $ 24.99     $ 27.16          (8%)
     Natural gas (per Mcf)        $  3.69     $  5.12         (28%)
     MMcfe                        $  3.91     $  4.86         (19%)

Operating Revenues (000's):
     Oil                          $15,768     $18,656         (15%)
     Natural gas                   15,893      27,045         (41%)
                                  -------     -------
     Total Operating Revenues     $31,661     $45,701         (31%)
                                  =======     =======

OPERATING EXPENSES. Oil and natural gas operating expenses decreased $1.4 million (32%) to $3.0 million for the three months ended June 30, 2002, compared to $4.4 million for the same period in 2001. On an equivalent unit of production basis, lease operating expenses decreased from $0.47 per MCFE for the second quarter 2001 to $0.37 per MCFE for the 2002 period. This decrease was primarily due to the sale of high cost, non-core properties during mid 2001 and the reorganization of field operations in late 2001. This reorganization involved a 20% reduction in field operating personnel and increased emphasis in operating cost reductions. In addition, the Company undertook an expanded workover program during 2001 in order to benefit from the higher commodity prices being realized at the time.

SEVERANCE AND AD VALOREM TAXES. Severance and ad valorem taxes decreased $0.2 million (9%) to $2.4 million for the second quarter of 2002, compared to $2.6 million during the same period in 2001. Meridian's oil and natural gas production is primarily from southern Louisiana, and is therefore subject to Louisiana severance tax. The severance tax rates for Louisiana are 12.5% of gross oil revenues and $0.199 per Mcf for natural gas, an increase from $0.097 per Mcf effective in July 2001. Our decrease was primarily due to the decrease in oil and natural gas production and the decrease in oil prices from the same period in 2001 partially offset by the increase in the natural gas tax rate. Effective July 2002, Louisiana gas severance tax has decreased by $.077 per Mcf to $.122 per Mcf.

DEPLETION AND DEPRECIATION. Depletion and depreciation expense decreased $3.0 million (18%) during the second quarter of 2002 to $13.6 million from $16.6 million for the same period of 2001. This was primarily a result of the decrease in production volumes during the 2002 period in comparison to 2001 and a decrease in the depletion rate from 2001 levels.

GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense decreased by $1.4 million (32%) to $3.0 million for three months ended June 30, 2002, compared to $4.4 million during the comparable period last year. On an equivalent unit of production basis, general and administrative expenses decreased to $0.37 per MCFE for the second quarter of 2002 from $0.47 per MCFE in the second quarter of 2001. This reduction is partially due to the savings realized from staff reductions during 2001 and the purchase and termination of certain outstanding well bonus plan interests.

INTEREST EXPENSE. Interest expense decreased $1.7 million (31%) to $3.7 million for the second quarter of 2002 in comparison to $5.4 million for the second quarter of 2001. The decrease is primarily a result of a decrease in the balance outstanding for the revolving credit line and a decrease in the interest rates.

SIX MONTHS ENDED JUNE 30, 2002, COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

OPERATING REVENUES. Oil and natural gas revenues during the six months ended June 30, 2002, decreased $58.8 million as compared to revenues during the six months ended June 30, 2001, due to average sales prices decreasing 40% and a decrease in production volumes of 18%, both on a natural gas equivalent basis. The production decrease is primarily a result of the property sales in 2001 and natural production declines, partially offset by new wells brought on during 2001. Drilling of new wells expected to offset production declines experienced delays in early 2002 for various reasons and did not resume until the end of the first quarter of 2002.

The following table summarizes production volumes, average sales prices and gross revenues for the six months ended June 30, 2002 and 2001.

                              SIX MONTHS ENDED
                                   JUNE 30,              INCREASE
                              2002         2001          (DECREASE)
Production Volumes:
     Oil (Mbbl)                1,264        1,466          (14%)
     Natural gas (MMcf)        8,900       11,295          (21%)
     MMcfe                    16,484       20,089          (18%)

Average Sales Prices:
     Oil (Bbl)              $  22.80     $  28.12          (19%)
     Natural gas (Mcf)      $   3.08     $   6.53          (53%)
     MMcfe                  $   3.41     $   5.73          (40%)

Gross Revenues (000's):
     Oil                    $ 28,822     $ 41,224          (30%)
     Natural gas              27,448       73,811          (63%)
                            --------     --------
         Total              $ 56,270     $115,035          (51%)
                            ========     ========

OPERATING EXPENSES. Oil and natural gas operating expenses decreased $3.1 million (34%) to $6.1 million for the six months ended June 30, 2002, compared to $9.2 million for the six months ended June 30, 2001. This decrease was primarily due to the sale of high cost, non-core properties during mid-2001 and the reorganization of field operations during 2001. This reorganization involved a 20% reduction in field operating personnel and increased emphasis in operating cost reductions. In addition, the Company undertook an expanded workover program during 2001 in order to benefit from the higher commodity prices being realized at the time.

SEVERANCE AND AD VALOREM TAXES. Severance and ad valorem taxes decreased $1.2 million (19%) to $5.1 million for the six months ended June 30, 2002, compared to $6.3 million for the six months ended June 30, 2001. This decrease is largely attributable to the decrease in production and the decrease in oil revenues from the same period in 2001 partially offset by an increase in the tax rate for natural gas. Meridian's production is primarily from southern Louisiana, and, therefore, is subject to a current tax rate of 12.5% of gross oil revenues and $0.199 per Mcf for natural gas. The tax rate for natural gas for the first half of 2001 was $0.097 per Mcf.

DEPLETION AND DEPRECIATION. Depletion and depreciation expense decreased $6.8 million (20%) to $26.9 million during the first six months of 2002 from $33.7 million for the same period last year. This decrease was primarily a result of the 18% decrease in production on an Mcfe basis from the comparable period in 2001, and a decrease in the depletion rate from 2001 levels.

GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense decreased $3.2 million (33%) to $6.2 million for the first six months of 2002 compared to $9.4 million during the first six months of 2001. On an equivalent unit of production basis, general and administrative expenses decreased to $0.38 per MCFE from $0.47 for the comparable six month periods. This reduction is partially due to the savings realized from staff reductions during 2001 and the purchase and termination of certain outstanding well bonus plan interests at the end of 2001.

INTEREST EXPENSE. Interest expense decreased $4.3 million (36%) to $7.6 million during the first six months of 2002 compared to $11.9 million during the comparable period of 2001. The decrease is primarily a result of the reduction in debt and the Federal Reserve Bank's decrease in overall interest rates which has led to a decrease in the average interest rate on the credit facility.

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL. During the second quarter of 2002, Meridian's capital expenditures were internally financed with cash from operations. As of June 30, 2002, we had a cash balance of $19.1 million and working capital deficit of $2.6 million, including $27 million in current portion of long-term debt. Our strategy is to grow the Company prudently, taking advantage of the strong asset base built over the years to add reserves through the drill bit while maintaining a disciplined approach to costs. Where appropriate, we will allocate excess cash above capital expenditures to reduce leverage.

CREDIT FACILITY. We entered into an amended and restated credit facility with The Chase Manhattan Bank as Administrative Agent (the "Credit Facility") to provide for maximum borrowings, subject to borrowing base limitations, of up to $250 million. Under the amendment to our Credit Facility, our lenders agreed to maintain our borrowing base at $170 million. During August 2002, the Company entered into a new three-year $175 million underwritten senior secured credit agreement (the "Credit Agreement") with Societe Generale, as administrative agent, lead arranger and book runner, and Fortis Capital Corp., as co-lead arranger and documentation agent. The borrowing base under the Credit Agreement will be no less than $153 million with funding expected to occur during September 2002, at which time the existing Credit Facility will be retired. Pursuant to the terms of the Credit Agreement, the borrowing base may increase to as high as $175 million before the September 2002 funding, subject to meeting certain conditions. As of June 30, 2002, the Company's outstanding debt under its existing Credit Facility totaled $170 million compared to $190 million as of March 31, 2002, and December 31, 2001, respectively, and accordingly $17 million has been classified as current on the Company's consolidated balance sheet as of June 30, 2002, to provide for the new $153 minimum borrowing base. Should the borrowing base be increased prior to the September 2002 funding, corresponding amounts of the increase would be reclassified to long-term on the Company's consolidated balance sheet.

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

SUBORDINATED CREDIT AGREEMENT. The Company extended and amended the short-term subordinated credit agreement with Fortis Capital Corporation for $25 million on April 5, 2002. The interest rate is LIBOR plus 4.5% through December 31, 2002, LIBOR plus 5.5% from January 1, 2003, through August 31, 2003, and LIBOR plus 6.5% from September 1, 2003, through December 31, 2004. Note payments of $5 million each are due on September 30, 2002, December 31, 2002, August 31, 2003 and April 30, 2004, with the remaining $5 million payable on December 31, 2004.

9 1/2% CONVERTIBLE SUBORDINATED NOTES. During March 2002, the Company and the holders of the Notes amended the conversion price to $5.00 per share. The conversion price is subject to customary anti-dilution provisions. The holders of the Notes have been granted registration rights with respect to the shares of Common Stock that would be issued upon conversion of the Notes.

8.5% REDEEMABLE CONVERTIBLE PREFERRED STOCK. During May 2002, the Company completed the private placement of $66.85 million of 8.5% redeemable convertible preferred stock. The conversion price is subject to customary anti-dilution provisions. See Note 3 of the Notes to Consolidated Financial Statements.

OIL AND NATURAL GAS HEDGING ACTIVITIES. During March 2002, the Company entered into derivative agreements hedging a portion of its oil and gas production volumes through the typically volatile summer months. Through the use of costless collars the Company hedged approximately 55% of the its gas production and 27% of its oil production, for a six month period from April 1, 2002, through September 30, 2002, establishing average floors of $2.25 per MMBTU and $20.00 per barrel and average ceilings of $3.98 per MMBTU and $29.18 per barrel. These derivatives were not designated for special accounting under FAS 133 and a $135,000 non-cash loss has been charged to earnings as of June 30, 2002.

CAPITAL EXPENDITURES. In the second quarter of 2002, Meridian's drilling activities have been focused in the Company's East Lake Arthur Field, Lakeside Field, the Biloxi Marshlands project area and the Kent Bayou Field. Additional drilling activities in these and other similar areas will comprise our 2002 capital budget of $70 million.

DIVIDENDS. It is our policy to retain existing cash for reinvestment in our business, and therefore, we do not anticipate that dividends will be paid with respect to the Common Stock in the foreseeable future. During May 2002, the Company completed the private placement of $66.85 million of 8.5% redeemable convertible preferred stock and dividends are payable semi-annually. Dividends of $1.1 million were payable as of July 1, 2002.

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

INTEREST RATES

We are subject to interest rate risk on our long-term fixed interest rate debt and variable interest rate borrowings. Our long-term borrowings primarily consist of borrowings under the Credit Facility and the $20 million principal of 9 1/2% Convertible Subordinated Notes due June 18, 2005. Since interest charged borrowings under the Credit Facility floats with prevailing interest rates (except for the applicable interest period for Eurodollar loans), the carrying value of borrowings under the Credit Facility should approximate the fair market value of such debt. Changes in interest rates, however, will change the cost of borrowing. Assuming $170 million remains borrowed under the Credit Facility, we estimate our annual interest expense will change by $1.7 million for each 100 basis point change in the applicable interest rates utilized under the Credit Facility. Changes in interest rates would, assuming all other things being equal, cause the fair market value of debt with a fixed interest rate, such as the Notes, to increase or decrease, and thus increase or decrease the amount required to refinance the debt. The fair value of the Notes is dependent on prevailing interest rates and our current stock price as it relates to the conversion price of $5.00 per share of our Common Stock.

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

The Company filed no reports on Form 8-K during the second quarter of 2002.

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





               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
               --------------------------------------------------
                                  (Registrant)







Date:    August 14, 2002            By:       JOSEPH A. REEVES, JR.
                                       -----------------------------------------
                                              Joseph A. Reeves, Jr.
                                              Chief Executive Officer
                                              (Principal Executive Officer)
                                              Director and Chairman of the Board


                                    By:       MICHAEL J. MAYELL
                                       -----------------------------------
                                              Michael J. Mayell
                                              President and Director


                                   By:        LLOYD V. DELANO
                                       -----------------------------------------
                                              Lloyd V. DeLano
                                              Senior Vice President
                                              Chief Accounting Officer


                                   By:        JAMES H. SHONSEY
                                       -----------------------------------------
                                              James H. Shonsey
                                              Executive Vice President
                                              Chief Financial Officer

                  INFORMATIONAL ADDENDUM TO REPORT ON FORM 10-Q
            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

            NOT FILED PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

The undersigned Chief Executive Officer and Chief Financial Officer of The Meridian Resource Corporation do hereby certify as follows:

The undersigned hereby certify that this Report on Form 10-Q fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and the information contained in this Report on Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of The Meridian Resource Corporation.


                                    /s/ JOSEPH A. REEVES, JR.
                                    ----------------------------------------
                                    Name:    Joseph A. Reeves, Jr.
                                    Title:   Chief Executive Officer

                                    /s/ MICHAEL J. MAYELL
                                    ----------------------------------------
                                    Name:    Michael J. Mayell
                                    Title:   President

                                    /s/ JAMES H. SHONSEY
                                    ----------------------------------------
                                    Name:    James H. Shonsey
                                    Title:   Chief Financial Officer

                                    /s/ LLOYD V. DELANO
                                    ----------------------------------------
                                    Name:    Lloyd V. DeLano
                                    Title:   Chief Accounting Officer