Form 10-Q
period 2002-09-30
MERIDIAN RESOURCE CORP
filed 2002-11-15
CIK 869369

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended: September 30, 2002

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

Registrant's telephone number, including area code: 281-597-7000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes   X    No
                                             ---      ---

Number of shares of common stock outstanding at November 5, 2002     49,990,937

                        THE MERIDIAN RESOURCE CORPORATION
                          QUARTERLY REPORT ON FORM 10-Q



                                      INDEX


                                                                          Page
                                                                         Number
                                                                         ------
PART I  -  FINANCIAL INFORMATION

    Item 1. Financial Statements

             Consolidated Statements of Operations (unaudited)
                for the Three Months and Nine Months Ended
                September 30, 2002 and 2001                                 3

             Consolidated Balance Sheets as of September 30,
                2002 (unaudited) and December 31, 2001                      4

             Consolidated Statements of Cash Flows (unaudited) for
                the Nine Months Ended September 30, 2002 and 2001           6

             Notes to Consolidated Financial Statements (unaudited)         7

    Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations                        11

    Item 3. Quantitative and Qualitative Disclosures about Market Risk     20

    Item 4. Controls and Procedures                                        20

PART II  -  OTHER INFORMATION

    Item 1. Legal Proceedings                                              21

    Item 4. Submission of Matters to a Vote of Security Holders            21

    Item 6. Exhibits and Reports on Form 8-K                               21


SIGNATURES                                                                 22

                         PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (thousands of dollars, except per share information)
                                   (unaudited)



                                              THREE MONTHS ENDED         NINE MONTHS ENDED
                                                 SEPTEMBER 30,             SEPTEMBER 30,
                                           ------------------------    ------------------------
                                              2002          2001          2002          2001
                                           ----------    ----------    ----------    ----------
REVENUES:
    Oil and natural gas                    $   26,445    $   33,582    $   82,715    $  148,617
    Price risk management activities              222            --            87            --
    Interest and other                            108           176           294         1,236
                                           ----------    ----------    ----------    ----------
                                               26,775        33,758        83,096       149,853
                                           ----------    ----------    ----------    ----------
OPERATING COSTS AND EXPENSES:
    Oil and natural gas operating               2,720         3,723         8,822        12,943
    Severance and ad valorem taxes              1,519         3,022         6,636         9,322
    Depletion and depreciation                 19,262        18,017        46,181        51,765
    General and administrative                  2,862         2,779         9,104        12,151
    Impairment of long-lived assets            69,124            --        69,124            --
                                           ----------    ----------    ----------    ----------
                                               95,487        27,541       139,867        86,181
                                           ----------    ----------    ----------    ----------
EARNINGS (LOSS) BEFORE INTEREST
    AND INCOME TAXES                          (68,712)        6,217       (56,771)       63,672

OTHER EXPENSES:
    Interest expense                            3,850         4,284        11,494        16,151
    Credit facility retirement costs            1,202            --         1,202            --
    Taxes on income - current                      --        (3,400)          100          (200)
    Taxes on income - deferred                (23,800)        4,100       (22,300)       18,700
                                           ----------    ----------    ----------    ----------
                                              (18,748)        4,984        (9,504)       34,651
                                           ----------    ----------    ----------    ----------

NET EARNINGS (LOSS)                           (49,964)        1,233       (47,267)       29,021

DIVIDENDS ON PREFERRED STOCK                    1,420            --         2,522           429
                                           ----------    ----------    ----------    ----------
NET EARNINGS (LOSS) APPLICABLE
    TO COMMON STOCKHOLDERS                 $  (51,384)   $    1,233    $  (49,789)   $   28,592
                                           ==========    ==========    ==========    ==========
NET EARNINGS (LOSS) PER SHARE:
    Basic                                  $    (1.03)   $     0.03    $    (1.00)   $     0.59
                                           ==========    ==========    ==========    ==========
    Diluted                                $    (1.03)   $     0.03    $    (1.00)   $     0.53
                                           ==========    ==========    ==========    ==========
WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES:
    Basic                                      49,946        47,904        49,685        48,485
                                           ==========    ==========    ==========    ==========
    Diluted                                    49,946        54,009        49,685        56,622
                                           ==========    ==========    ==========    ==========



                 See notes to consolidated financial statements.

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (thousands of dollars)
                                   (unaudited)


                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2002           2001
                                                               ------------   ------------
ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                  $     14,204   $     14,340
    Accounts receivable, less allowance for doubtful
      accounts $891 [2002 and 2001]                                  23,677         23,875
    Due from affiliates                                               2,030            844
    Prepaid expenses and other                                        2,785          1,825
    Assets from price risk management activities                        292             --
                                                               ------------   ------------
        Total current assets                                         42,988         40,884
                                                               ------------   ------------

PROPERTY AND EQUIPMENT:
    Oil and natural gas properties, full cost method
        (including $18,211 [2002] and
        $30,247 [2001] not subject to depletion)                  1,140,610      1,085,656
    Land                                                                478            478
    Equipment                                                         9,849          9,578
                                                               ------------   ------------
                                                                  1,150,937      1,095,712
    Less accumulated depletion and depreciation                     747,063        631,758
                                                               ------------   ------------
        Total property and equipment, net                           403,874        463,954
                                                               ------------   ------------

OTHER ASSETS:
    Assets from price risk management activities                      1,018             --
    Other                                                             6,706          2,828
                                                               ------------   ------------
        Total other assets                                            7,724          2,828
                                                               ------------   ------------
        Total assets                                           $    454,586   $    507,666
                                                               ============   ============



                 See notes to consolidated financial statements.

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (continued)
                             (thousands of dollars)
                                   (unaudited)



                                                                                  SEPTEMBER 30,   DECEMBER 31,
                                                                                       2002           2001
                                                                                  -------------   -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable                                                               $    14,945    $    35,952
    Revenues and royalties payable                                                      10,603          9,562
    Notes payable                                                                        1,020         25,763
    Accrued liabilities                                                                  9,775         15,895
    Liabilities from price risk management activities                                    4,211             --
    Current income taxes payable                                                           273            (27)
    Current portion long-term debt                                                      15,000             --
                                                                                   -----------    -----------
        Total current liabilities                                                       55,827         87,145
                                                                                   -----------    -----------

LONG-TERM DEBT                                                                         175,000        190,000
                                                                                   -----------    -----------

9 1/2% CONVERTIBLE SUBORDINATED NOTES                                                   20,000         20,000
                                                                                   -----------    -----------

OTHER:
    Liabilities from price risk management activities                                    1,015             --
    Deferred income taxes                                                                   --         22,300
                                                                                   -----------    -----------
                                                                                         1,015         22,300
                                                                                   -----------    -----------

REDEEMABLE PREFERRED STOCK:
    Preferred stock, $1.00 par value (1,500,000 shares authorized, 668,500
        [2002] shares of Series C Redeemable Convertible Preferred Stock
        issued at stated value)                                                         66,850             --
                                                                                   -----------    -----------

STOCKHOLDERS' EQUITY:
    Common stock, $0.01 par value (200,000,000 shares
        authorized, 53,868,341 [2002] and 53,866,694 [2001]
        issued)                                                                            556            553
    Additional paid-in capital                                                         378,559        393,280
    Accumulated deficit                                                               (207,515)      (157,726)
    Accumulated other comprehensive income                                              (4,003)            --
    Unrealized loss on securities held for resale                                         (185)          (185)
    Unamortized deferred compensation                                                     (382)          (386)
                                                                                   -----------    -----------
                                                                                       167,030        235,536
    Less treasury stock, at cost (3,877,406 [2002] and
        5,892,342 [2001] shares)                                                        31,136         47,315
                                                                                   -----------    -----------
        Total stockholders' equity                                                     135,894        188,221
                                                                                   -----------    -----------
            Total liabilities and stockholders' equity                             $   454,586    $   507,666
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

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (thousands of dollars)
                                   (unaudited)


                                                                   NINE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                               ----------------------------
                                                                  2002             2001
                                                               ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)                                            $    (47,267)   $     29,021
Adjustments to reconcile net earnings (loss) to net cash
     provided by operating activities:
     Depletion and depreciation                                      46,181          51,765
     Amortization of other assets                                     1,788           1,545
     Credit facility retirement costs                                 1,202              --
     Non-cash compensation                                            1,246           1,493
     Non-cash price risk management activities                          (87)             --
     Impairment of long-lived assets                                 69,124              --
     Deferred income taxes                                          (22,300)         17,400
Changes in assets and liabilities:
     Accounts receivable                                                198           2,906
     Due from affiliates                                             (1,186)         (2,894)
     Prepaid expenses and other                                        (960)         (2,756)
     Accounts payable                                               (21,007)         17,919
     Revenues and royalties payable                                   1,041           5,385
     Accrued liabilities and other                                   (7,240)         (1,080)
                                                               ------------    ------------
Net cash provided by operating activities                            20,733         120,704
                                                               ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and equipment                            (55,685)       (101,350)
     Sale of property and equipment                                     461          29,273
                                                               ------------    ------------
Net cash used in investing activities                               (55,224)        (72,077)
                                                               ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Redeemable preferred stock                                      66,850              --
     Reductions in long-term debt                                   (25,000)        (40,000)
     Notes payable                                                      257          26,210
     Repurchase of stock                                                 --        (114,000)
     Issuance of stock/exercise of options                              218             576
     Preferred dividends                                             (1,102)         (3,129)
     Additions to deferred loan costs                                (6,868)           (508)
                                                               ------------    ------------
Net cash provided by (used in) financing activities                  34,355        (130,851)
                                                               ------------    ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                (136)        (82,224)
     Cash and cash equivalents at beginning of period                14,340          95,122
                                                               ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $     14,204    $     12,898
                                                               ============    ============

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

The financial statements included herein as of September 30, 2002, and for the three and nine month periods ended September 30, 2002 and 2001, are unaudited, and in the opinion of management, the information furnished reflects all material adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented. Certain minor reclassifications of prior period statements have been made to conform to current reporting practices.

2.       IMPAIRMENT OF LONG-LIVED ASSETS

A write-down in oil and natural gas proved undeveloped reserves associated with the Kent Bayou Field have resulted in the Company recognizing a non-cash impairment totaling $69.1 million ($46.9 million after tax) of its oil and natural gas properties under the full cost method of accounting.

Due to the potential volatility in oil and natural gas prices and their effect on the carrying value of the Company's proved oil and gas reserves, there can be no assurance that future write-downs will not be required as a result of factors that may negatively affect the present value of proved oil and natural gas reserves and the carrying value of oil and natural gas properties, including volatile oil and natural gas prices, downward revisions in estimated proved oil and natural gas reserve quantities and unsuccessful drilling activities.

3.       DEBT

SUBORDINATED CREDIT AGREEMENT

The Company extended and amended the short-term subordinated credit agreement with Fortis Capital Corporation for $25 million on April 5, 2002. The interest rate is the London interbank offered rate ("LIBOR") plus 4.5% through December 31, 2002, LIBOR plus 5.5% from January 1, 2003, through August 31, 2003, and LIBOR plus 6.5% from September 1, 2003, through December 31, 2004. Note payments of $5 million each are due on September 30, 2002, which has been paid, December 31, 2002, August 31, 2003 and April 30, 2004, with the remaining $5 million payable on December 31, 2004.

REVOLVING CREDIT AGREEMENT

During August 2002, the Company replaced its Chase Manhattan Bank Credit Facility with a new three-year $175 million underwritten senior secured credit agreement (the "Credit Agreement") with Societe Generale, as administrative agent, lead arranger and book runner, and Fortis Capital Corp., as co-lead arranger and documentation agent. Deferred debt costs associated with the prior credit facility of $1.2 million were written off in September 2002. The current borrowing base under the new Credit Agreement has been set at $165 million. The Company's banks are currently conducting a scheduled borrowing base redetermination. The Company has not been provided with a new amount; however, the possibility exists that such amount could be lower than the current outstanding balance. In addition to the regularly scheduled semi-annual borrowing base redeterminations of March 15 and September 15, the lenders under the Credit Agreement have the right to redetermine the borrowing base at any time once during each calendar year and the Company has the right to obtain a redetermination by the banks of the borrowing base once during each calendar year. Borrowings under the Credit Agreement are secured by pledges of outstanding capital stock of the Company's subsidiaries and a mortgage on the Company's oil and natural gas properties of at least 90% of its present value of proved properties. The Credit Agreement contains various restrictive covenants, including, among other items, maintenance of certain financial ratios and restrictions on cash dividends on Common Stock. Borrowings under the Credit Agreement mature on August 13, 2005.

Under the new Credit Agreement, the Company may secure either (i) an alternative base rate loan that bears interest at a rate per annum equal to the greater of the administrative agent's prime rate plus an additional 0.5% to 1.5% depending on the ratio of the aggregate outstanding loans and letters of credit to the borrowing base; or a federal funds-based rate plus 1/2 of 1% or (ii) a Eurodollar base rate loan that bears interest, generally, at a rate per annum equal to the London interbank offered rate ("LIBOR") plus 1.5% to 2.5%, depending on the ratio of the aggregate outstanding loans and letters of credit to the borrowing base. The Credit Agreement also provides for commitment fees ranging from 0.375% to 0.5% per annum.

9 1/2% CONVERTIBLE SUBORDINATED NOTES

During March 2002, the Company and the holders of the Notes amended the conversion price to $5.00 per share. The conversion price is subject to customary anti-dilution provisions. The holders of the Notes have been granted registration rights with respect to the shares of Common Stock that would be issued upon conversion of the Notes.

4.       8.5% REDEEMABLE CONVERTIBLE PREFERRED STOCK

A private placement of $66.85 million of 8.5% redeemable convertible preferred stock was completed during May 2002. The preferred stock is convertible into shares of the Company's Common Stock at a conversion price of $4.75 per share. Dividends are payable semi-annually in cash. At the option of the Company, one-third of the preferred shares can be forced to convert to Common Stock if the closing price of the Company's Common Stock exceeds 150% of the conversion price for 30 out of 40 consecutive trading days on the New York Stock Exchange. Based on the above conversion criteria, the Company can elect to convert up to one-third of the original issue provided that the conversion occurs no sooner than twelve months from the most recent conversion. The preferred stock is subject to redemption at the option of the Company after March 2005, and mandatory redemption on March 31, 2009. The holders of the preferred stock have been granted registration rights with respect to the shares of Common Stock issued upon conversion of the preferred stock. Dividend payments of $1.1 million were paid during the third quarter of 2002. Dividends of $1.4 million have been accrued as of September 30, 2002.

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

6.       EARNINGS PER SHARE (in thousands, except per share)

The following tables set forth the computation of basic and diluted net earnings
(loss) per share:


                                                                    THREE MONTHS ENDED SEPT. 30,
                                                                       2002           2001
                                                                   ------------    ------------
Numerator:
     Net earnings (loss) applicable to common stockholders         $    (51,384)   $      1,233
     Plus income impact of assumed conversions:
         Preferred stock dividends                                        1,420              --
         Interest on convertible subordinated notes                         309             316
     Net earnings (loss) applicable to common stockholders
         plus assumed conversions                                  $    (49,655)   $      1,549
Denominator:
     Denominator for basic net earnings per
         share - weighted-average shares outstanding                     49,946          47,904
Effect of potentially dilutive common shares:
     Redeemable preferred stock                                             N/A              --
     Convertible subordinated notes                                         N/A           2,857
     Employee and director stock options                                    N/A             986
     Warrants                                                               N/A           2,262
                                                                   ------------    ------------
     Denominator for diluted net earnings per
         share - weighted-average shares outstanding
         and assumed conversions                                         49,946          54,009
                                                                   ============    ============
Basic net earnings (loss) per share                                $      (1.03)   $       0.03
                                                                   ============    ============
Diluted net earnings (loss) per share                              $      (1.03)   $       0.03
                                                                   ============    ============



                                                                   NINE MONTHS ENDED SEPT. 30,
                                                                       2002            2001
                                                                   ------------    ------------
Numerator:
     Net earnings (loss) applicable to common stockholders         $    (49,789)   $     28,592
     Plus income impact of assumed conversions:
         Preferred stock dividends                                        2,522             429
         Interest on convertible subordinated notes                         927             937
     Net earnings (loss) applicable to common stockholders
         plus assumed conversions                                  $    (46,340)   $     29,958
Denominator:
     Denominator for basic net earnings per
         share - weighted-average shares outstanding                     49,685          48,485
Effect of potentially dilutive common shares:
     Convertible preferred stock                                             --           1,317
     Redeemable preferred stock                                             N/A              --
     Convertible subordinated notes                                         N/A           2,857
     Employee and director stock options                                    N/A           1,551
     Warrants                                                               N/A           2,412
                                                                   ------------    ------------
     Denominator for diluted net earnings per
         share - weighted-average shares outstanding
         and assumed conversions                                         49,685          56,622
                                                                   ============    ============
Basic net earnings (loss) per share                                $      (1.00)   $       0.59
                                                                   ============    ============
Diluted net earnings (loss) per share                              $      (1.00)   $       0.53
                                                                   ============    ============

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

8.       OIL AND NATURAL GAS HEDGING ACTIVITIES

The Company's results of operations and operating cash flows are impacted by changes in market prices for oil and natural gas. To mitigate a portion of the exposure to adverse market changes, the Company has entered into various swaps. These swaps allow the Company to predict with greater certainty the effective oil and natural gas prices to be received for our hedged production. Although derivatives often fail to achieve 100% effectiveness for accounting purposes, our derivative instruments continue to be highly effective in achieving the risk management objectives for which they were intended.

These swaps have qualified for designation as a cash flow hedge under FAS 133 and any changes in fair value of the cash flow hedge resulting from ineffectiveness of the hedge is reported in the consolidated statement of operation as price risk management activities.

The estimated September 30, 2002, fair value of the Company's oil and natural gas swaps is $4.0 million. Based upon the September 30, 2002, market price approximately $3.9 million of the balance in accumulated other comprehensive income would lower gross revenues over the next twelve months when the transactions actually occur. All price risk management activities are expected to expire by July 31, 2005.

9.       EARLY ADOPTION OF FAS NO. 145

On July 1, 2002, we adopted the provisions of Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). The applicable portion of this Statement rescinds Statement of Financial Accounting Standards No. 4 "Reporting Gains and Losses from Extinguishment of Debt" which required all gains and losses from extinguishment of debt to be aggregated and, when material, classified as an extraordinary item, net of related income tax effect. As a result of adopting SFAS No. 145, the $1.2 million in unamortized debt costs associated with the termination of the Company's revolving credit agreement in August 2002 were recognized as credit facility retirement costs in the Consolidated Statement of Operations. SFAS No. 145 also amends Statement of Financial Accounting Standards No. 13 "Accounting for Leases" ("SFAS No. 13") to require that certain lease modifications having economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This portion of SFAS No. 145 did not have any effect on our financial position or results of operations for any periods presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of Meridian's financial operations for the three months and nine months ended September 30, 2002 and 2001. The notes to the Company's consolidated financial statements included in this report, as well as our Annual Report on Form 10-K for the year ended December 31, 2001 (and the notes attached thereto), should be read in conjunction with this discussion.

GENERAL

BUSINESS ACTIVITIES. During the third quarter of 2002, Meridian's drilling activities have been focused in the Company's East Lake Arthur Field, the Lakeside Field, the Biloxi Marshlands project area and the Kent Bayou Field. For the remainder of 2002, the Company will focus on its Biloxi Marshland project, representing over 200,000 acres comprised of options and leases on higher confidence, lower cost, repeatable targets identifiable by direct hydrocarbon indicators on seismic data.

Current activities include:

During March 2002, the Company commenced drilling operations on the East Lake Arthur - Hughes #2 well in Jefferson Davis Parish, Louisiana. Hole conditions have delayed the drilling operations. As a result, the Company recently began sidetrack operations on the well and is currently drilling below 16,000 feet with an objective depth of approximately 19,000 feet. During the drilling of the Hughes #1 well, the Company logged an apparent 100' of net pay in the Bol Mex 3 through Bol Mex 6 sands and detected no water levels. The Company is the operator of the field and owns a 96% working interest and a 68% net revenue interest in the field. The Hughes #2 well is a twin offset to the Hughes #1 well.

During April 2002, the Company began drilling the Lakeside - Lacassane No. 12-1 well located in Cameron Parish, Louisiana. The well is currently awaiting a completion rig to test the Marg Howei and Alliance intervals. The Company is operator of the well and has a 63% working interest and a 43% net revenue interest.

During June 2002, the Company commenced drilling operations on the Continental Land and Fur No. 65 well in the Kent Bayou Field in Terrebonne Parish, Louisiana. The well reached total depth of 19,250 feet without encountering commercial hydrocarbons due to faulting encountered immediately above the target formation. The Company is currently plugging the well.

The Biloxi Marshland project area represents the most visible of Meridian's efforts to transform its exploration program from a concentration on deep, high pressured and expensive projects in south Louisiana to an emphasis on shallower, less risky plays with repeatable targets identifiable by direct hydrocarbon indicators on the seismic data. At the Biloxi project, the Company has recently acquired and processed over 43 square miles of new, proprietary data this year and expects to begin drilling the first well based on this data by year end. Several additional wells are expected during 2003, all of which are projected to target objectives above 10,000 feet vertical depth.

In the Company's other drilling operations, the James Antill No. 1 well in the Gibson Field has been completed in the EE-6 sand having encountered approximately 20 feet of gas pay at 12,733 feet. The well has tested at a rate of 2,484 thousand cubic feet of gas per day (Mcf/d) and 87 barrels of oil per day (BOPD) on a 10/64th inch choke with a flowing tubing pressure of 6,250 pounds per square inch (psi). Meridian holds a 28.6% working interest in this well which is operated by Apache Corporation. An additional well in the Thornwell Field, the Blank Trust No. 1, operated by Denbury, is drilling below 10,300 feet with a depth target of 12,200 feet. Meridian's working interest in this well is 30.3%. In addition, the Company has expanded its acreage and 3-D seismic inventory to provide a continued blend of high potential low risk projects extending its capital budget to take advantage of expected increased demand and reduced supply of domestic oil and natural gas beginning in 2003 and beyond.

Concurrent with this transformation in exploration focus, Meridian is also planning to institute cost reductions aimed at achieving an across-the-board reduction of general and administrative expenses of 25%. Plans are in the preliminary stage, therefore the Company has not determined an estimated restructure cost associated with these plans. These changes will begin taking effect during the next 60 days. In keeping with our commitment to reduce debt and improve the Company's capital structure, the Company has further lowered its outstanding debt, reduced operating costs, general and administrative overhead, and interest expenses.

INDUSTRY CONDITIONS. Revenues, profitability and future growth rates of Meridian are substantially dependent upon prevailing prices for oil and natural gas. Oil and natural gas prices have been extremely volatile in recent years and are affected by many factors outside of our control. Our average oil price for the three months ended September 30, 2002, was $27.10 per barrel compared to $25.80 per barrel for the three months ended September 30, 2001, and $24.99 per barrel for the three months ended June 30, 2002. Our average oil price for the nine months ended September 30, 2002, was $24.06 per barrel compared to $27.39 per barrel for the nine months ended September 30, 2001. Our average natural gas price for the three months ended September 30, 2002, was $3.44 per Mcf compared to $2.92 per Mcf for the three months ended September 30, 2001, and $3.69 per Mcf for the three months ended June 30, 2002. Our average natural gas price for the nine months ended September 30, 2002, was $3.18 per Mcf compared to $5.35 per Mcf for the nine months ended September 30, 2001. Fluctuations in prevailing prices for oil and natural gas have several important consequences to us, including affecting the level of cash flow received from our producing properties, the timing of exploration of certain prospects and our access to capital markets, which could impact our revenues, profitability and ability to maintain or increase our exploration and development program.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES. The Company's discussion and analysis of its financial condition and results of operation are based upon consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted and adopted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. See the Company's Annual Report on Form 10-K for the year ended December 31, 2001, for further discussion.

CEILING TEST WRITE-DOWN. A write-down in oil and natural gas proved undeveloped reserves associated with the Kent Bayou Field has resulted in the Company recognizing a non-cash impairment totaling $69.1 million ($46.9 million after tax) of its oil and natural gas properties under the full cost method of accounting. Consequently at September 30, 2002, the carrying value of our evaluated properties is equal to the present value of our proved reserves, net of tax, discounted at 10% using prices and costs in effect as of that date. Due to the potential volatility in oil and natural gas prices and their effect on the carrying value of the Company's proved oil and gas reserves, there can be no assurance that future write-downs will not be required as a result of factors that may negatively affect the present value of proved oil and natural gas reserves and the carrying value of oil and natural gas properties, including volatile oil and natural gas prices, downward revisions in estimated proved oil and natural gas reserve quantities and unsuccessful drilling activities.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

OPERATING REVENUES. Third quarter 2002 oil and natural gas revenues decreased $7.1 million as compared to third quarter 2001 revenues, primarily due to a 30% decrease in production volumes partially offset by a 12% increase in average commodity prices, both on a natural gas equivalent basis. The decrease in production was a result of the property sales during 2001 and natural production declines, plus the effects of Hurricane Isidore at the end of September 2002.

The following table summarizes the Company's operating revenues, production volumes and average sales prices for the three months ended September 30, 2002 and 2001:



                                        THREE MONTHS ENDED
                                            SEPTEMBER 30,     INCREASE
                                           2002      2001    (DECREASE)
Production Volumes:
     Oil (Mbbl)                              525       683       (23%)
     Natural gas (MMcf)                    3,556     5,471       (35%)
     Mmcfe                                 6,705     9,569       (30%)

Average Sales Prices:
     Oil (per Bbl)                       $ 27.10   $ 25.80         5%
     Natural gas (per Mcf)               $  3.44   $  2.92        18%
     Mmcfe                               $  3.94   $  3.51        12%

Operating Revenues (000's):
     Oil                                 $14,229   $17,621       (19%)
     Natural gas                          12,216    15,961       (23%)
                                         -------   -------
     Total Operating Revenues            $26,445   $33,582       (21%)
                                         =======   =======

OPERATING EXPENSES. Oil and natural gas operating expenses decreased $1.0 million (27%) to $2.7 million for the three months ended September 30, 2002, compared to $3.7 million for the same period in 2001. This decrease was primarily due to the sale of a high cost, non-core property during December 2001 and the reorganization of field operations over the last ten months. This reorganization involved a 25% reduction in field operating personnel and increased emphasis on operating cost reductions.

SEVERANCE AND AD VALOREM TAXES. Severance and ad valorem taxes decreased $1.5 million (50%) to $1.5 million for the third quarter of 2002, compared to $3.0 million during the same period in 2001. Meridian's oil and natural gas production is primarily from southern Louisiana, and is therefore subject to Louisiana severance tax. The severance tax rates for Louisiana are 12.5% of gross oil revenues and $0.122 per Mcf for natural gas, a decrease from $0.199 per Mcf effective in July 2002. Our decrease was primarily due to the decrease in the natural gas rate and a decrease in oil and natural gas production partially offset by an increase in oil prices over the same period in 2001.

DEPLETION AND DEPRECIATION. Depletion and depreciation expense increased $1.3 million (7%) during the third quarter of 2002 to $19.3 million from $18.0 million for the same period of 2001. This was primarily a result of an increase in the depletion rate from 2001 levels due to the write-down of the proved reserves associated with the Kent Bayou Field partially offset by the decrease in production volumes during the 2002 period in comparison to 2001.

GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense increased by $0.1 million (3%) to $2.9 million for three months ended September 30, 2002, compared to $2.8 million during the comparable period last year. This slight increase is primarily due to increased rental expense, professional service fees and the reduction of both capitalized and billable costs principally from the decrease in drilling activities for the comparable periods, partially offset by the savings realized from staff reductions during 2001 and the purchase and termination of certain outstanding well bonus plan interests.

INTEREST EXPENSE. Interest expense decreased $0.4 million (9%) to $3.9 million for the third quarter of 2002 in comparison to $4.3 million for the third quarter of 2001. The decrease is primarily a result of the reduction in the balance outstanding on the revolving credit lines and a decrease in interest rates from the prior year.

IMPAIRMENT OF LONG-LIVED ASSETS. A write-down in oil and natural gas proved undeveloped reserves associated with the Kent Bayou Field has resulted in the Company recognizing a non-cash impairment totaling $69.1 million ($46.9 million after tax) of its oil and natural gas properties under the full cost method of accounting.

CREDIT FACILITY RETIREMENT COSTS. During August 2002, the Company replaced its Chase Manhattan Bank Credit Facility with a new three-year $175 million underwritten senior secured credit agreement with Societe Generale and Fortis Capital Corp. Deferred debt costs associated with the prior credit facility of $1.2 million were written off in September 2002.

NINE MONTHS ENDED SEPTEMBER 30, 2002, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

OPERATING REVENUES. Oil and natural gas revenues during the nine months ended September 30, 2002, decreased $65.9 million as compared to revenues during the nine months ended September 30, 2001, due to average commodity prices decreasing 29% and a decrease in production volumes of 22%, both on a natural gas equivalent basis. The production decrease is primarily a result of the property sales in 2001 and natural production declines.

The following table summarizes production volumes, average sales prices and gross revenues for the nine months ended September 30, 2002 and 2001.



                                             NINE MONTHS ENDED
                                               SEPTEMBER 30,             INCREASE
                                             2002         2001          (DECREASE)
                                          ----------   ----------       ----------
Production Volumes:
     Oil (Mbbl)                                1,789        2,149          (17%)
     Natural gas (MMcf)                       12,456       16,766          (26%)
     MMcfe                                    23,189       29,658          (22%)

Average Sales Prices:
     Oil (Bbl)                            $    24.06   $    27.39          (12%)
     Natural gas (Mcf)                    $     3.18   $     5.35          (41%)
     MMcfe                                $     3.57   $     5.01          (29%)

Gross Revenues (000's):
     Oil                                  $   43,051   $   58,845          (27%)
     Natural gas                              39,664       89,772          (56%)
                                          ----------   ----------
         Total                            $   82,715   $  148,617          (44%)
                                          ==========   ==========


OPERATING EXPENSES. Oil and natural gas operating expenses decreased $4.1 million (32%) to $8.8 million for the nine months ended September 30, 2002, compared to $12.9 million for the nine months ended September 30, 2001. This decrease was primarily due to the sale of high cost, non-core properties during 2001 and the reorganization of field operations over the last ten months. This reorganization involved a 25% reduction in field operating personnel and increased emphasis on operating cost reductions. In addition, the Company undertook an expanded workover program during 2001 in order to benefit from the higher commodity prices being realized at the time.

SEVERANCE AND AD VALOREM TAXES. Severance and ad valorem taxes decreased $2.7 million (29%) to $6.6 million for the nine months ended September 30, 2002, compared to $9.3 million for the nine months ended September 30, 2001. This decrease is largely attributable to the decrease in natural gas production and the decrease in oil revenues from the same period in 2001 partially offset by an increase in the average tax rate for natural gas. Meridian's production is primarily from southern Louisiana, and, therefore, is subject to a current tax rate of 12.5% of gross oil revenues and $0.122 per Mcf for natural gas.

DEPLETION AND DEPRECIATION. Depletion and depreciation expense decreased $5.6 million (11%) to $46.2 million during the first nine months of 2002 from $51.8 million for the same period last year. This decrease was primarily a result of the 22% decrease in production on an Mcfe basis from the comparable period in 2001, partially offset by an increase in the depletion rate from 2001 levels due to the write-down of the proved reserves associated with the Kent Bayou Field.

GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense decreased $3.1 million (25%) to $9.1 million for the first nine months of 2002 compared to $12.2 million during the first nine months of 2001. On an equivalent unit of production basis, general and administrative expenses decreased to $0.39 per MCFE from $0.41 for the comparable nine-month periods. This reduction is primarily due to the savings realized from staff reductions during 2001 and the purchase and termination of certain outstanding well bonus plan interests at the end of 2001.

INTEREST EXPENSE. Interest expense decreased $4.7 million (29%) to $11.5 million during the first nine months of 2002 compared to $16.2 million during the comparable period of 2001. The decrease is primarily a result of the reduction in the debt balance and the Federal Reserve Bank's decrease in overall interest rates which has led to a decrease in the average interest rate charged on the revolving credit facilities.

IMPAIRMENT OF LONG-LIVED ASSETS. A write-down in oil and natural gas proved undeveloped reserves associated with the Kent Bayou Field has resulted in the Company recognizing a non-cash impairment totaling $69.1 million ($46.9 million after tax) of its oil and natural gas properties under the full cost method of accounting.

CREDIT FACILITY RETIREMENT COSTS. During August 2002, the Company replaced its Chase Manhattan Bank Credit Facility with a new three-year $175 million underwritten senior secured credit agreement with Societe Generale and Fortis Capital Corp. Deferred debt costs associated with the prior credit facility of $1.2 million were written off in September 2002.

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL. During the third quarter of 2002, Meridian's capital expenditures were internally financed with cash from operations. As of September 30, 2002, we had a cash balance of $14.2 million and a working capital deficit of $12.8 million, including $15 million in current portion of long-term debt and a net $3.9 million current liability in price risk management activities. We are evaluating our alternatives for sources and uses of our near term cash with a focus being placed on liquidity. Our strategy is to grow the Company prudently, taking advantage of the strong asset base built over the years to add reserves through the drill bit while maintaining a disciplined approach to costs.

CREDIT AGREEMENT. During August 2002, the Company entered into a new three-year $175 million underwritten senior secured credit agreement (the "Credit Agreement") with Societe Generale, as administrative agent, lead arranger and book runner, and Fortis Capital Corp., as co-lead arranger and documentation agent. The current borrowing base under the Credit Agreement has been set at $165 million. The Company's banks are currently conducting a regularly scheduled borrowing base redetermination. The Company has not been provided with a new amount; however, the possibility exists that such amount could be lower than the current outstanding balance. The Company is considering means by which it can manage this condition should it occur.

Under the new Credit Agreement, the Company may secure either (i) an alternative base rate loan that bears interest at a rate per annum equal to the greater of the administrative agent's prime rate or a federal funds-based rate plus 1/2 of 1% plus an additional 0.5% to 1.5% depending on the ratio of the aggregate outstanding loans and letters of credit to the borrowing base; or (ii) a Eurodollar base rate loan that bears interest, generally, at a rate per annum equal to the London interbank offered rate ("LIBOR") plus 1.5% to 2.5%, depending on the ratio of the aggregate outstanding loans and letters of credit to the borrowing base. The Credit Facility also provides for commitment fees ranging from 0.375% to 0.5% per annum.

SUBORDINATED CREDIT AGREEMENT. The Company extended and amended the short-term subordinated credit agreement with Fortis Capital Corporation for $25 million on April 5, 2002. The interest rate is LIBOR plus 4.5% through December 31, 2002, LIBOR plus 5.5% from January 1, 2003, through August 31, 2003, and LIBOR plus 6.5% from September 1, 2003, through December 31, 2004. Note payments of $5 million each are due on September 30, 2002, which has been paid, December 31, 2002, August 31, 2003 and April 30, 2004, with the remaining $5 million payable on December 31, 2004.

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

OIL AND NATURAL GAS HEDGING ACTIVITIES. The Company's results of operations and operating cash flows are impacted by changes in market prices for oil and natural gas. To mitigate a portion of the exposure to adverse market changes, the Company has entered into various swaps. These swaps allow the Company to predict with greater certainty the effective oil and natural gas prices to be received for our hedged production. Although derivatives often fail to achieve 100% effectiveness for accounting purposes, our derivative instruments continue to be highly effective in achieving the risk management objectives for which they were intended.

These swaps have qualified for designation as a cash flow hedge under FAS 133 and any changes in fair value of the cash flow hedge resulting from ineffectiveness of the hedge is reported in the consolidated statement of operation as price risk management activities.

The estimated September 30, 2002, fair value of the Company's oil and natural gas swaps is $4.0 million. Based upon the September 30, 2002, market price approximately $3.9 million of the balance in accumulated other comprehensive income would lower gross revenues over the next twelve months when the transactions actually occur. All price risk management activities are expected to expire by July 31, 2005.

CAPITAL EXPENDITURES. In the third quarter of 2002, Meridian's drilling activities have been focused in the Company's East Lake Arthur Field, Lakeside Field, the Biloxi Marshlands project area and the Kent Bayou Field. For the remainder of 2002, the Company will focus its activities on the Biloxi Marshlands project area. These activities will comprise our 2002 capital budget of $70 million.

DIVIDENDS. It is our policy to retain existing cash for reinvestment in our business, and therefore, we do not anticipate that dividends will be paid with respect to the Common Stock in the foreseeable future. During May 2002, the Company completed the private placement of $66.85 million of 8.5% redeemable convertible preferred stock and dividends are payable semi-annually. Dividend payments of $1.1 million were paid during the third quarter of 2002. Dividends of $1.4 million have been accrued as of September 30, 2002.

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

INTEREST RATES

We are subject to interest rate risk on our long-term fixed interest rate debt and variable interest rate borrowings. Our long-term borrowings primarily consist of borrowings under the Credit Facility and the $20 million principal of 9 1/2% Convertible Subordinated Notes due June 18, 2005. Since interest charged borrowings under the Credit Facility floats with prevailing interest rates (except for the applicable interest period for Eurodollar loans), the carrying value of borrowings under the Credit Facility should approximate the fair market value of such debt. Changes in interest rates, however, will change the cost of borrowing. Assuming $165 million remains borrowed under the Credit Facility, we estimate our annual interest expense will change by $1.65 million for each 100 basis point change in the applicable interest rates utilized under the Credit Facility. Changes in interest rates would, assuming all other things being equal, cause the fair market value of debt with a fixed interest rate, such as the Notes, to increase or decrease, and thus increase or decrease the amount required to refinance the debt. The fair value of the Notes is dependent on prevailing interest rates and our current stock price as it relates to the conversion price of $5.00 per share of our Common Stock.

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

Effective August 13, 2002, we entered into certain hedging contracts as summarized in the table below. The Notional Amount is equal to the total net volumetric hedge position of Meridian during the periods. The positions effectively hedge approximately 33% of our proved developed natural gas production and 74% of our proved developed oil production. The fair values of the hedges are based on the difference between the strike price and the New York Mercantile Exchange future prices for the applicable trading months.

                                           Weighted Average            Fair Value at
                            Notional         Strike price           September 30, 2002
                             Amount          ($ per unit)             (in thousands)
                            ---------      ----------------         ------------------

Natural Gas (mmbtu)
October 2002 -
June 2005                   9,950,000            $3.74                    $2,634

Oil (bbls)
Nov 2002 -
July 2005                   2,316,000            $24.65                   $1,369
--------------------------------------------------------------------------------------
                                                                          $4,003

ITEM 4.       CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing of this report, an evaluation was conducted under the supervision and with the participation of Meridian's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of our evaluation.

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

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the annual meeting of shareholders held on June 26, 2002, the Company's shareholders elected Class III Directors. The following summarizes the number of votes for and against each nominee.


                                                                 Broker
     Nominee               For         Against     Abstain      Non-Vote
     -------            ----------    ---------    -------      --------
Joseph A. Reeves, Jr.   35,854,737    4,043,543       --           --
  Michael J. Mayell     35,854,737    4,043,543       --           --


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         10.1 Credit Agreement, dated August 13, 2002, among the Company, Societe Generale, as Administrative Agent, Lead Arranger and Book Runner, Fortis Capital Corp., as Co-Lead Arranger and Documentation Agent, and the several lenders from time to time parties thereto (incorporated by reference from the Company's Current Report on Form 8-K, dated August 13, 2002).

         99.1     Certification of Chief Executive Officer pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2     Certification of Chief Financial Officer pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.3 Certification of President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.4 Certification of Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K

         The Company filed a Current Report on Form 8-K, dated August 13, 2002, under Item 5, Other Events and Required FD Disclosure, regarding the Company's Credit Agreement.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                                  (Registrant)


Date:  November 14, 2002          By:  JOSEPH A. REEVES, JR.
                                     ------------------------------------
                                       Joseph A. Reeves, Jr.
                                       Chief Executive Officer
                                       (Principal Executive Officer)
                                       Director and Chairman of the Board


                                  By:  MICHAEL J. MAYELL
                                     ------------------------------------
                                       Michael J. Mayell
                                       President and Director


                                  By:  JAMES H. SHONSEY
                                     ------------------------------------
                                       James H. Shonsey
                                       Executive Vice President
                                       Chief Financial Officer


                                  By:  LLOYD V. DELANO
                                     ------------------------------------
                                       Lloyd V. DeLano
                                       Senior Vice President
                                       Chief Accounting Officer

                                 CERTIFICATIONS

I, Joseph A. Reeves, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of The Meridian Resource Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date:    November 14, 2002

                                                /s/ Joseph A. Reeves, Jr.
                                                -------------------------
                                                Joseph A. Reeves, Jr.
                                                Chief Executive Officer

                                 CERTIFICATIONS

I, Michael J. Mayell, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The Meridian Resource Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date:    November 14, 2002

                                                 /s/ Michael J. Mayell
                                                 ---------------------
                                                 Michael J. Mayell
                                                 President

                                 CERTIFICATIONS

I, James H. Shonsey, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The Meridian Resource Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date:    November 14, 2002

                                                    /s/ James H. Shonsey
                                                    -----------------------
                                                    James H. Shonsey
                                                    Chief Financial Officer

                                 CERTIFICATIONS

I, Lloyd V. DeLano, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The Meridian Resource Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date:  November 14, 2002

                                                 /s/ Lloyd V. DeLano
                                                 ------------------------
                                                 Lloyd V. DeLano
                                                 Chief Accounting Officer

                                 EXHIBIT INDEX



EXHIBIT
NUMBER      DESCRIPTION
-------     -----------
  10.1      Credit Agreement, dated August 13, 2002, among the Company,
            Societe Generale, as Administrative Agent, Lead Arranger and
            Book Runner, Fortis Capital Corp., as Co-Lead Arranger and
            Documentation Agent, and the several lenders from time to time parties thereto (incorporated by reference from the Company's
            Current Report on Form 8-K, dated August 13, 2002).

  99.1      Certification of Chief Executive Officer pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  99.2      Certification of Chief Financial Officer pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  99.3 Certification of President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  99.4      Certification of Chief Accounting Officer pursuant to 18
            U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.