Form 10-K/A
period 2002-12-31
MERIDIAN RESOURCE CORP
filed 2003-04-30
CIK 869369

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [ ]

Aggregate market value of shares of common stock held by non-affiliates
of the Registrant at June 30, 2002:                                              $182,962,375

Number of shares of common stock outstanding at April 25, 2003:                    50,162,304

                                EXPLANATORY NOTE

         This Amendment No. 1 on Form 10-K/A (the "Amendment") is being filed to amend the annual report on Form 10-K of The Meridian Resource Corporation (the "Company") filed with the Securities and Exchange Commission on April 15, 2003 (the "Original Report on Form 10-K"). The sole purpose of this Amendment is to include Items 10, 11, 12, 13, 14 and 15 previously intended to be incorporated by reference through the Company's proxy statement for its 2003 annual meeting of shareholders. The Company will not be filing its proxy statement for its 2003 annual meeting within 120 days following the end of its fiscal year 2002, and, therefore, is filing this Amendment. The Amendment does not amend any other disclosure in the Original Report on Form 10-K.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICES OF THE REGISTRANT.

                                    DIRECTORS

         The Company's Bylaws provide that the Board of Directors shall be classified into three classes: Class I Directors, Class II Directors and Class III Directors. Each class serves for a term of three years or until a director's successor is duly elected and qualified.

         Set forth below is certain information concerning the current directors of the Company, with each person's business experience for at least the past five years.

                                     PRESENT POSITIONS                                    EXPIRATION OF
            NAME            AGE      WITH THE COMPANY              DIRECTOR SINCE         PRESENT TERM
            ----            ---      ----------------              --------------         -------------
James T. Bond               78       Class I Director                   1997                   2003
Jack A. Prizzi              68       Class I Director                   1993                   2003
E. L. Henry                 67       Class II Director                  1998                   2004
Joe E. Kares                59       Class II Director                  1990                   2004
Gary A. Messersmith         54       Class II Director                  1997                   2004
Michael J. Mayell           55       Class III and President            1990                   2005
Joseph A. Reeves, Jr        56       Class III Director, Chairman       1990                   2005
                                     of the Board and Chief
                                     Executive Officer

         James T. Bond is President of JTB Exploration and was formerly General Manager of H.L. Hawkins, Jr. Oil and Gas located in Houston and New Orleans, Louisiana. He has been associated with such company for over fifty years.

         Jack A. Prizzi has served as Managing Director of Jack A. Prizzi and Co., an investment and financial advisory firm in New York, New York, since December 1988.

         E. L. Henry has been a partner with the law firm of Adams and Reese L.L.P. in Baton Rouge, Louisiana since 1987. Mr. Henry was formerly Commissioner of the Division of Administration for the State of Louisiana from 1980 through 1984, a member of the Louisiana House of Representatives from 1968 through 1980 and Speaker of the Louisiana House of Representatives from 1972 through 1980.

         Joe E. Kares has been a partner with the public accounting firm of Kares & Cihlar in Houston, Texas since 1980.

         Gary A. Messersmith has been a partner with the law firm of Looper, Reed & McGraw, a Professional Corporation, in Houston, Texas since 2001, and from 1982 to 2001 was a partner with the law firm of Fouts & Moore, L.L.P. in Houston, Texas.

         Michael J. Mayell is President of the Company. Prior to assuming such position with the Company, Mr. Mayell held a similar position with TMR from 1988 to 1990.

         Joseph A. Reeves, Jr. is Chairman of the Board and Chief Executive Officer of the Company. Prior to assuming his positions with the Company, Mr. Reeves held similar positions with the Company's predecessor, Texas Meridian Resources, Ltd. ("TMR"), from 1988 until 1990.

                               EXECUTIVE OFFICERS

         The following table provides information with respect to the executive officers of the Company. Each executive officer has been elected to serve until his or her successor is duly appointed or elected by the Board of Directors or his or her earlier removal or resignation from office.


                                                                                                 YEAR FIRST
                                                                                                 ELECTED
NAME OF OFFICER            POSITION WITH THE COMPANY                            AGE              AS OFFICER
---------------            -------------------------                            ---              ----------
Joseph A. Reeves, Jr.      Chairman of the Board                                56                  1990
                           and Chief Executive Officer

Michael J. Mayell          Director and President                               55                  1990

James H. Shonsey           Executive Vice President                             51                  2001
                           and Chief Financial Officer

Lloyd V. DeLano            Senior Vice President and Chief Accounting Officer   52                  1993

James W. Carrington, Jr.   Executive Vice President - Land and Legal - TMRX     52                  1998

For additional information regarding Messrs. Reeves and Mayell, see "Directors", above.

         James H. Shonsey joined the Company as Vice President of Corporate Finance and Capital Markets in September 2001. Mr. Shonsey has over 28 years of experience in corporate finance. Most recently, he was the Chief Financial Officer of Westport Resources Corporation in Denver, Colorado. At Westport, Mr. Shonsey was responsible for all the financial activities including Treasury, Financial Reporting, Tax, and Financial Accounting. While Vice President at Snyder Oil Corporation, he performed various financial duties from 1991 to 1997, and he was the Director of Operations Accounting at Apache Corporation from 1987 to 1991. Mr. Shonsey resigned from the Company effective April 30, 2003.

         Lloyd V. DeLano joined the Company in January 1992 performing contract work and became an employee of the Company in October 1992. Mr. DeLano was named Vice President -

Director of Accounting of The Meridian Resource & Exploration Company (a wholly owned subsidiary of the Company) in April 1993 and in June 1996 was named Vice President and Chief Accounting Officer of the Company. Mr. DeLano is a Certified Public Accountant with 30 years of oil and natural gas experience.

         James W. Carrington, Jr. joined the Company in March 1998 as Vice President of Land of The Meridian Resource & Exploration Company (a wholly owned subsidiary of the Company). Prior to assuming his position with the Company, Mr. Carrington was employed by CNG Producing Company.

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

         Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that, during the period from January 1, 2002, through December 31, 2002, all filing requirements applicable to officers, directors and greater than ten-percent shareholders were in compliance.

ITEM 11. EXECUTIVE COMPENSATION.

         The following tables contain compensation data for the five highest paid executive officers serving at the end of 2002 whose 2002 salary and annual bonus compensation exceeded $100,000, and other individuals who would otherwise have been included in this table but for the fact that such individuals were not serving as executive officers of the Company at the end of 2002 (collectively, the "Named Executive Officers").


                           SUMMARY COMPENSATION TABLE


                                                                                           Long-Term
                                                Annual Compensation                       Compensation
                             -----------------------------------------------------   ------------------------
                                                                                     Restricted    Securities
   Name and                                                         Other Annual       Stock       Underlying       All Other
Principal Position           Year   Salary($)(1)  Bonus($)(1)(2) Compensation($)(5)  Award($)(1)   Options(#)   Compensation($)(3)
------------------           ----   ------------  -------------  -----------------   -----------   ----------   ------------------
Joseph A. Reeves, Jr         2002   $     57,693  $     879,071   $      58,810      $   800,000   $       --     $      11,000
CEO                          2001         40,613        760,000              --          834,160           --            10,500
                             2000         41,557        800,987              --          800,000           --            10,500

Michael J. Mayell            2002   $     57,693  $     879,071   $      58,810      $   800,000   $       --     $      11,000
President                    2001         40,613        760,000              --          834,160           --            10,500
                             2000         41,557        800,987              --          800,000           --            10,500

James H. Shonsey             2002   $    191,667  $      59,375   $          --               --   $       --     $      11,000
Executive Vice President &   2001         78,333             --              --               --           --             2,844
Chief Financial Officer(4)   2000             --             --              --               --           --                --

Lloyd V. DeLano              2002   $    167,999  $     433,781   $          --               --   $       --     $      11,000
Senior Vice President and    2001        167,999        437,395              --               --           --            10,500
Chief Accounting Officer     2000        162,076        421,750              --               --           --            10,500

James W. Carrington, Jr      2002   $    166,812  $     417,789   $          --               --   $       --     $      10,009
Executive Vice President,    2001        166,812        419,014              --               --           --            10,500
Land and Legal - TMRX        2000        160,931        454,406              --               --           --            10,500

                  (1) Salary and bonus compensation excludes amounts deferred by Messrs. Reeves and Mayell pursuant to a deferred compensation plan (the "DCP"), which have been reported in the Restricted Stock Award column. The DCP was approved by the Board of Directors and the shareholders of the Company in 1996 as a method to preserve the Company's liquidity and further align the executive officers' interests with those of the Company's shareholders. No actual shares of Common Stock are issued and the officer has no rights with respect to any shares unless and until there is a distribution. Distributions cannot be made until the death, retirement or termination of employment of the officer. Until distribution, the value of such stock rights are subject to the general credit of the Company and the market value of the Common Stock. Pursuant to the DCP, the Company also granted to each officer an equal matching deferral, which is subject to a one-year vesting and is included in the Restricted Stock Award column. Under the terms of the grants, the employee and matching deferrals are allocated to a Common Stock account in which units are credited to the accounts of the officer based on the number of shares that could be purchased at the market price of the Common Stock at December 31, 1997 ($9 9/16 per share), for the deferrals during the first half of 1998; at June 30, 1998 ($7 1/16 per share), for the deferrals during the second half of 1998; at December 31, 1998 ($3 3/16 per share), for the deferrals during the first half of 1999; June 30, 1999 ($3 7/8 per share), for the deferrals during the second half of 1999; at December 31, 1999 ($3.0625 per share) for the deferrals during the first half of 2000; at June 30, 2000 ($5.703125 per share) for the deferrals during the second half of 2000; at December 31, 2000 ($8.625 per share) for the deferrals during the first half of 2001; and at June 30, 2001 ($7.17 per share) for the deferrals during the second half of 2001 and at December 31, 2001 ($3.99 per share) for deferrals during the first half of 2002 and at June 30, 2002 ($3.72 per share) for deferrals during the second half of 2002. Pursuant to the DCP, Messrs. Reeves and Mayell each elected to defer $400,000, $417,080 and $400,000 of their compensation for 2000, 2001 and 2002 respectively. As of December 31, 2002, each of Messrs. Reeves and Mayell had rights to 921,476 shares (including matching deferrals) with a total value (including matching deferrals) as of December 31, 2002 of $829,328. An amount equal to the dividends, if any, that would have otherwise been paid with respect to such shares had they actually been issued will be credited to the respective Common Stock accounts as well.

                  (2) Under the Company's Well Bonus Plan, Mr. DeLano received bonus amounts in 2002, 2001 and 2000 as follows: $376,781, $437,395 and
         $421,750, respectively. Under the same plan Mr. Carrington was paid in 2002, 2001 and 2000 the following amounts: $360,839, $419,014 and
         $398,970, respectively.

                  (3) Includes Company contributions to its 401(k) plan.

                  (4) Mr. Shonsey began employment with the Company in September 2001 and resigned effective as of April 30, 2003.

                  (5) Includes the value conveyed during the applicable year attributable to net profits interests assigned to the Named Executive Officer during the applicable year in connection with their employment agreements. In connection with such employment agreements, the Company adopted in 1994 a program under which net profits interests are granted to certain key employees of the Company in prospects and wells that the Company is pursuing and drilling. In general, the net profits interest is 2.00% of any well and is subject to proportional reduction to the Company's interests. Pursuant to these arrangements, during 2002, net profits interests of 2% were granted to each of Messrs. Reeves and Mayell in various prospects acquired by the Company in 2002. Although such grants were intended to provide long-term incentive for the executive officer or employee by aligning his or her interests with those of the Company in its drilling efforts, such grants are not subject to vesting, the continued employment of the individual with the Company or other conditions. Accordingly, such grants are considered part of the Company's annual compensation package and not compensation under a long-term incentive plan. Each grant of a net profits interest is reflected in this table at a value based on a third party appraisal of the interest granted or the Company's current estimate of value for those prospects for which a third party appraisal has not yet been completed. Such values are appraisals or estimates only and the actual realized value of such interests may prove to be higher or lower than the amounts reflected in this table. See also "-Employment Agreements" and "-Well Bonus Plans and NPI Rights" below.

         The following table summarizes the number and value of options exercised by the Named Executive Officers during 2002, as well as the number and value of unexercised options owned by the Named Executive Officers as of December 31, 2002.

                 AGGREGATE OPTION EXERCISES IN FISCAL YEAR 2002
                       AND DECEMBER 31, 2002 OPTION VALUE

                                                                          Number of           Value of Unexercised
                                                                         Unexercised              In-the-Money
                                                                         Options at                Options at
                                                                        December 31,              December 31,
                                                                           2002(#)                   2002($)
                                Shares Acquired        Value             Exercisable/              Exercisable/
            Name                on Exercise(#)     Realized($)        Unexercisable(1)            Unexercisable
-----------------------------   ---------------    -----------        ----------------        --------------------
Joseph A. Reeves, Jr. (1)             --                --             1,725,000/-----             -----/-----
Michael J. Mayell (1)                 --                --             1,725,000/-----             -----/-----
James H. Shonsey                      --                --               5,000/5,000               -----/-----
Lloyd V. DeLano                       --                --              75,000/-----               -----/-----
James W. Carrington, Jr.              --                --              17,500/-----               -----/-----

                  (1) Excludes (i) the warrants (the "General Partner Warrants") granted to each of Messrs. Reeves and Mayell in October 1990 in connection with the Company's formation and (ii) warrants ("Executive Officer Warrants") issued in prior years to Messrs. Reeves and Mayell in connection with the surrender of certain "Class B Warrants" to the Company. The value of these warrants at December 31, 2002, based on the difference between the market price of the Common Stock at December 31, 2002 and the exercise price of the respective warrants, was $725,820.40 for each of Messrs. Reeves and Mayell.

EMPLOYMENT AGREEMENTS

         The Company has entered into an employment agreement ("Employment Agreement") with each of Messrs. Reeves and Mayell. Each Employment Agreement is for a term of three years, renewable annually for a term to extend three years from such renewal date. Each Employment Agreement provides for compensation in a minimum amount of $289,800 per annum along with annual bonuses in cash substantially consistent with previous annual bonuses, to be reviewed at least annually for possible increases, and additional bonuses and other perquisites in accordance with Company policy. If either of Messrs. Reeves or Mayell terminates his employment for "Good Reason" (as defined below), or is terminated by the Company for other than "Good Cause" (as defined below), such individual would receive a cash lump sum payment equal to the sum of (i) the base salary for the remainder of the employment period under the Employment Agreement, (ii) an amount equal to the last annual bonus paid to him, (iii) two times the sum of his annual base salary and last annual bonus, (iv) all compensation previously deferred and any accrued interest thereon, (v) a lump-sum retirement benefit equal to the actuarial equivalent of the benefits lost by virtue of the early termination of the employee and (vi) continuation of benefits under the Company's benefit plans. If either of Messrs. Reeves or Mayell dies or is terminated by the Company for Good Cause, such individual or such individual's estate, as applicable, would receive all payments then due him under the Employment Agreement through the date of termination, including a prorated annual bonus and any compensation previously deferred. Each of Messrs. Reeves and Mayell also is entitled under his Employment Agreement to certain gross-up payments if an excise tax is imposed pursuant to Section 4999 of the Internal Revenue Code, which imposes an excise tax on certain severance payments in excess of three times an annualized compensation amount following certain changes in control.

         The term "Good Reason" is defined in each Employment Agreement, with respect to each of Messrs. Reeves and Mayell, generally to mean (i) a change in the nature or scope of the duties or responsibilities of such individual, unless remedied by the Company, (ii) any failure by the Company to pay any form of compensation stated in each Employment Agreement, unless remedied by the Company, (iii) requiring such individual to be based at any office or location 30 miles or more from the current location of the Company, other than travel reasonably required in the performance of such individual's responsibilities,
(iv) any purported termination by the Company of such individual's employment other than due to death or for Good Cause or (v) any failure of the Company to require a successor of the Company to assume the terms of the Employment Agreement. The term "Good Cause" is defined in each Employment Agreement, generally to mean (i) such individual has been convicted of a felony that is no longer subject to direct appeal, (ii) such individual has been adjudicated to be mentally incompetent so as to affect his ability to serve the Company and such adjudication is no longer subject to direct appeal or (iii) such individual has been found guilty of fraud or willful misfeasance so as to materially damage the Company and such finding is no longer subject to direct appeal.

         In connection with the execution of their Employment Agreements, both Messrs. Reeves and Mayell were granted a 2% net profits interest in the oil and natural gas production from the Company's properties to the extent the Company acquires a mineral interest therein. The net profits interest for Messrs. Reeves and Mayell applies to all properties on which the Company expends funds during their employment with the Company. The net profits interests represent real property rights that are not subject to vesting or continued employment with the Company. Messrs. Reeves and Mayell did not participate in the Well Bonus Plans (as such term is defined under "-Well Bonus Plans and NPI Rights" below) for any particular property to the extent their original 2% net profits interest grant covered such property. See also note 5 under "-Summary Compensation Table" above and "-Well Bonus Plans and NPI Rights" below.

         Mr. Lloyd V. DeLano entered into an employment agreement with the Company under which he is given the title Senior Vice President and Chief Accounting Officer of the Company. Mr. DeLano's employment agreement provides that he will receive a monthly salary of $14,000 and an annual bonus in the amount determined in the discretion of the Company's Board of Directors. If Mr. DeLano is terminated, depending on the circumstances, he may be entitled to receive a payment equal to six times his monthly salary. Also, if a change in control of the Company occurs, he may be entitled to receive his monthly salary for eighteen months after such event.

         Mr. James W. Carrington, Jr. entered into an employment agreement with the Company under which he is given the title Executive Vice President - Land and Legal. Mr. Carrington's employment agreement provides that he will receive a monthly salary of $13,901 and an annual bonus in the amount determined in the discretion of the Company's Board of Directors. If Mr. Carrington is terminated, depending on the circumstances, he may be entitled to receive a payment equal to six times his monthly salary. Also, if a change in control of the Company occurs, he may be entitled to receive his monthly salary for eighteen months after such event.

THE INCENTIVE PLANS

         The Incentive Plans authorize the Board of Directors or a Committee of the Board of Directors to issue stock options, stock appreciation rights, restricted stock and performance awards.

The aggregate number of shares of Common Stock that currently may be issued under the Incentive Plans is 8,209,840, which represents approximately 16.4% of the total number of shares of Common Stock outstanding. There are currently 7,764,075 shares allocated to outstanding options or existing or future stock rights under deferred compensation arrangements under the Incentive Plans. Therefore, approximately 445,765 shares are available for grant of additional options or stock-based compensation. As of December 31, 2002, none of the stock options granted under the Incentive Plans were "in-the-money".

WELL BONUS PLANS AND NPI RIGHTS

         During 1998, the Company implemented a net profits program that was adopted effective as of November 1997. All employees participated in this program. Pursuant to this program, the Company adopted three separate well bonus plans: (i) The Meridian Resource Corporation Geoscientist Well Bonus Plan (the "Geoscientist Plan"), (ii) The Meridian Resource Corporation TMR Employees Trust Well Bonus Plan (the "Trust Plan") and (iii) The Meridian Resource Corporation Management Well Bonus Plan (the "Management Plan"), and with the Trust Plan and the Geoscientist Plan, (the "Well Bonus Plans"). The Executive Committee of the Board of Directors, which is comprised of Messrs. Reeves and Mayell, administered each of the Well Bonus Plans. The participants in each of the Well Bonus Plans were designated by the Executive Committee in its sole discretion. Participants in the Management Plan were limited to executive officers of the Company and other key management personnel designated by the Executive Committee. Neither Messrs. Reeves nor Mayell participated in the Management Plan, except with respect to a small number of wells and prospects not covered by their original net profits grants described under "-Employment Agreements" above. The participants in the Trust Plan generally were all employees of the Company that did not participate in one of the other Well Bonus Plans. Pursuant to the Well Bonus Plans, the Executive Committee designated, in its sole discretion, the individuals and wells that participated in each of the Well Bonus Plans. The Executive Committee also determined the percentage bonus that was paid under each well and the individuals that participated thereunder. The Well Bonus Plans covered all properties on which the Company expended funds during each participant's employment with the Company, with the percentage bonus generally ranging from less than .1% to .5% of the net profits derived from each well included in the well bonus plan, depending on the level of the employee.

         Effective March 2001, the participants in the Geoscientist Plan were notified that no additional future wells would be placed into the plan. During 2002, the Executive Committee decided to modify this position and for certain key geoscientists the plan will include future new wells.

         Effective December 2001, an agreement was executed to repurchase and terminate certain interests in the Well Bonus Plans from current and former employees in exchange for the issuance of Common Stock. The offering was for a total of 1,940,991 shares of our Common Stock. The Common Stock was issued on February 4, 2002, at the then current price of $3.48 per share.

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

         The Company has a Non-Employee Director Stock Option Plan (the "Director Stock Option Plan") pursuant to which options to purchase up to 570,000 shares of Common Stock may be granted. Under the Director Stock Option Plan, each non-employee director is granted, on the date of his appointment, election, reappointment or re-election as a member of the Board of Directors, an option ("Director Option") to purchase 15,000 shares of Common Stock at an exercise price per share equal to the fair market value of a share of Common Stock on the date of grant. The duration of each Director Option is five years from the date of grant, and each Director Option may be exercised in whole or in part at any time after the date of grant; provided, however, that the option vests with respect to 25% of the shares of Common Stock covered by such Director Option one year after the date of grant, with respect to an additional 25% of such shares of Common Stock two years after the date of grant, and with respect to the remaining shares of Common Stock three years after the date of grant. There are currently outstanding options to acquire 193,000 shares under the Director Stock Option Plan with a weighted average exercise price of $4.45 per share. There are currently 310,000 additional shares available for grant under the Director Stock Option Plan.

                        REPORT ON EXECUTIVE COMPENSATION



GENERAL POLICY

         The Company's executive compensation program is designed to attract, motivate and retain talented management personnel and to reward management for successfully performing their duties and improving shareholder value. Compensation and incentives are provided through the combination of cash salaries and bonuses, stock option and other stock-based awards, and grants of net profit interests in the Company's drilling prospects. The Company's overall compensation package is intended to provide the Company's executive officers with above average compensation for above average results and performance, with an emphasis on compensation that rewards the executive for actions that have demonstrably benefited the long-term interests of the Company. Decisions with respect to compensation for any particular executive officer or employee are based on a number of subjective factors, including the individual's performance and contribution to the future growth of the Company, the financial and operational results of the Company and industry and market conditions and the need to insure the continued employment of individuals that the Board of Directors believes are key to the long-term prospects of the Company.

         Decisions with respect to the cash compensation of the Company's executive officers were made in a bifurcated manner during 2002. The Employee Compensation Committee of the Board of Directors, which is comprised of Messrs. Reeves and Mayell set the salaries of all employees (except for themselves), including elected officers and other senior executives, and granted cash bonuses to such elected officers and other senior executives. Cash compensation decisions with respect to Messrs. Reeves and Mayell were approved by the Board of Directors, with Messrs. Reeves and Mayell abstaining. Decisions with respect to the granting of stock-based awards and the payment of other non-cash compensation for all of the Company's executive officers, including Messrs. Reeves and Mayell, were made by the full Board of Directors, with each of Messrs. Reeves and Mayell abstaining with respect to matters pertaining to either one of them.

         The components of the Company's executive compensation program are more specifically summarized below.

         BASE SALARY.

                  The base salaries of the Company's employees are determined based on their positions with the Company, their talents and experience and competitive market factors, including the desire by the Company to attract and retain executives with expertise and proven success in 3-D seismic exploration. Generally, base salaries are received in cash, however, the Company adopted a deferred compensation program in 1996 that allows the Company's Chief Executive Officer, President and other officers to receive payment of their salaries in deferred stock rights in lieu of cash compensation. The purpose of this deferred compensation program is to preserve company liquidity and further align the executive officers' interests with those of the Company's shareholders. Stock cannot be issued under such deferred compensation arrangements until the death, retirement or termination of the executive officer, and until such issuance, the value of such stock rights are subject to the general credit of the Company and changes in market value for the Company's Common Stock.

                  In reviewing the base salaries of the Company's executive officers, the Company considers data from published reports regarding compensation of executive officers from a cross section of other energy companies, which may or may not include companies represented in the peer group used in completing the Company's performance graph. These reports are used as a check on the general competitiveness of the Company's salaries and not as a means to mathematically establish salaries within specified percentiles of salary ranges.

         BONUS COMPENSATION.

                  Bonus compensation is provided to the Company's executive officers and other employees from time to time based on their employment agreements, if any, the financial results of the Company and various subjective factors, including the executive's or employee's contribution to the Company's success in finding reserves and acquiring prospects, identifying and obtaining sources of capital for the Company and increasing shareholder value. A Christmas bonus of up to one month's base salary was awarded and paid during 2000, 2001 and 2002 to the Company's employees.

         NET PROFIT INTERESTS.

                  The Company believes that the granting of participation interests in the Company's prospects to its employees promotes in them a proprietary interest in the Company's exploration efforts that benefits the Company and its shareholders. To achieve this objective, the Company grants an interest (either in the form of a bonus or real property right, depending on the level of the employee) in the net profits received from all wells drilled to all of its employees, including its executive officers. Each employee's level of participation in these well bonus plans is based on various factors, including the employee's tenure, salary level, job classification and contribution to the Company's long-term prospects.

         LONG-TERM INCENTIVE COMPENSATION.

                  The Board of Directors believes that long-term incentive compensation is an important component of the Company's compensation program and that the value of long-term incentive compensation should be directly related to increases in shareholder value. Thus, as part of total compensation, the Company provides long-term incentive compensation to its executive officers through stock options under the Company's stock option plans.

                  Under the Company's existing stock option plans (collectively, the "Incentive Plans"), the Board of Directors has the authority to grant to the Company's executive officers and key employees options to purchase shares of Common Stock for terms of up to ten years, with vesting conditions established by the Board of Directors, and other forms of stock-based compensation including restricted stock. Awards under the Incentive Plans are intended to provide incentives to the participants to increase shareholder value by providing benefits that are directly related to the market value of the Common Stock. The Board of Directors believes that stock-based compensation provides a desirable form of incentive to the Company's executive officers in that stock-based compensation received by an executive officer generally will be of no value to the officer unless the value of the Common Stock increases.

                  If a stock option or other stock-based award is granted to an executive officer, the number of shares of Common Stock subject to the granted option or award will be based on, among other things, the level of responsibility of the executive officer and the anticipated contribution of the officer to the future growth of the Company. The Board of Directors also considers the amount and terms of the options and other stock-based benefits held by the executive officers.

DISCUSSION OF COMPENSATION OF THE CHIEF EXECUTIVE OFFICER AND PRESIDENT

         During 2002, Messrs. Reeves' and Mayell's salaries and bonuses were paid in accordance with their employment agreements except that each received an additional $100,000 bonus in recognition for their efforts in raising additional capital during 2002. The Board of Directors believes that the granting of these stock options and the approval of these bonus payments further aligns Messrs. Reeves and Mayell's interests with those of the Company and further insures their continued employment with the Company and rewards them for their efforts that were instrumental to the future prospects of the Company.

TAX MATTERS

         Section 162(m) ("Section 162(m)") of the Internal Revenue Code of 1986, as amended, currently imposes a $1 million limitation on the deductibility of certain compensation paid to the Company's five highest paid executive officers. Excluded from the limitation is compensation that is "performance based". Excluded compensation must meet certain criteria, including being based upon predetermined objective standards approved by the Company's shareholders. Awards under the Incentive Plans as well as bonus and salary compensation awarded to the Company's executive officers do not currently satisfy the requirements of Section 162(m); however, since the Company currently does not expect to be paying federal income taxes in the near future, the Board of Directors and Executive Compensation Committee do not believe that such non-deductibility will have a material effect on the Company. The Board of Directors intend to take into account the potential application of Section 162(m) with respect to incentive compensation awards and other compensation decisions made by them in the future.


             Joseph A. Reeves, Jr.               Michael J. Mayell
             James T. Bond                       E. L. Henry
             Joe E. Kares                        Gary A. Messersmith
             Jack A. Prizzi

           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         As discussed above, certain components of the compensation of the executive officers of the Company, other than Messrs. Reeves and Mayell, are determined by the Employee Compensation Committee of the Board of Directors of the Company, which is comprised of Messrs. Reeves and Mayell. Stock-based and other non-cash compensation decisions with respect to the Company's executive officers are made by the full Board of Directors, with each of Messrs. Reeves and Mayell abstaining with respect to matters pertaining to either one of them. For a discussion of certain transactions between the Company and members of the Board of Directors, see "Certain Relationships and Related Transactions" beginning on page 19 of this report. In addition, cash compensation decisions during 2002 with respect to Messrs. Reeves and Mayell were made by the full Board of Directors, with each of Messrs. Reeves and Mayell abstaining.

                             STOCK PERFORMANCE GRAPH

         The following performance graph compares the performance of the Common Stock to the New York Stock Exchange Market Index and Peer Group Index from December 31, 1997 through December 31, 2002. The graph assumes that the value of the investment in the Common Stock and each index was $100 at December 31, 1997, and that all dividends were reinvested.



        DECEMBER 31,               1997          1998          1999          2000          2001          2002
                                   ----          ----          ----          ----          ----          ----
The Company                        100            33            32            90            42             9
NYSE Market Index                  100           119           130           133           122            99
Peer Group Index                   100            89            92           150           113            92


         The Company's Peer Group is comprised of Anadarko Petroleum Corporation, Apache Corporation, Burlington Resources Inc., Chesapeake Energy Corporation, EEX Corporation, Noble Affiliates, Inc., Ocean Energy, Inc., Pogo Producing Company, Questar Corporation and The Williams Company Inc.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

                          SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information, as of April 25, 2003, with respect to the beneficial ownership of Common Stock by (a) each director, (b) each Named Executive Officer, (c) each shareholder known by the Company to be the beneficial owner of more than 5% of the Common Stock and (d) all executive officers and directors of the Company as a group.

                                                                       NUMBER OF
                                                                         SHARES
                                                                      BENEFICIALLY
                          NAME                                           OWNED (1)                     PERCENT
---------------------------------------------------------          ----------------------          ---------------
Joseph A. Reeves, Jr. (2)                                                4,442,337                      8.2%
Michael J. Mayell (3)                                                    4,334,584                      8.0%
James H. Shonsey (4)**                                                       5,000                        *
Lloyd V. DeLano (5)                                                        115,319                        *
James W. Carrington, Jr. (6)                                                79,477                        *
James T. Bond (7)                                                           35,000                        *
E. L. Henry (8)                                                             35,500                        *
Joe E. Kares (9)                                                            42,500                        *
Gary A. Messersmith (10)                                                    55,972                        *
Jack A. Prizzi (11)                                                         43,300                        *
All executive officers and directors as a group (10
persons) (2), (3), (4), (5), (6), (7), (8), (9), (10),
(11)                                                                     9,188,989                     15.7%
Shell Oil Company (12)                                                   7,082,030                     14.1%
Kayne Anderson Capital Advisers, L.P. (13)                               6,812,117                     13.6%

*Less than one percent.

**Resigned effective April 30, 2003.

                  (1) Shares of Common Stock which are not outstanding but which can be acquired by a person upon exercise of an option or warrant within sixty days are deemed outstanding for the purpose of computing the percentage of outstanding shares beneficially owned by such person.

                  (2) Includes 397,362 shares, 507,993 shares, 714,000 shares and 1,725,000 shares of Common Stock that Mr. Reeves has the right to acquire upon the exercise of the General Partner Warrant, Executive Warrants, and stock options under the Company's stock option plans, respectively. Also includes 1,097,982 vested shares underlying deferred compensation arrangements. Excludes 96,417 unvested shares under deferred compensation arrangements. Mr. Reeves' business address is 1401 Enclave Parkway, Suite 300, Houston, Texas 77077.

                  (3) Includes 289,609 shares, 507,993 shares, 714,000 shares and 1,725,000 shares of Common Stock that Mr. Mayell has the right to acquire upon the exercise of the General Partner Warrant, Executive Warrants, and stock options under the Company's stock option plans, respectively. Also includes 1,097,982 vested shares underlying deferred compensation arrangements. Excludes 96,417 unvested shares under deferred compensation arrangements. Mr. Mayell's business address is 1401 Enclave Parkway, Suite 300, Houston, Texas 77077.

                  (4) Includes 5,000 shares of Common Stock that Mr. Shonsey has the right to acquire upon the exercise of stock options. Excludes 5,000 shares underlying options that are not exercisable within 60 days.

                  (5) Includes 75,000 shares of Common Stock that Mr. DeLano has the right to acquire upon the exercise of stock options.

                  (6) Includes 17,500 shares of Common Stock that Mr. Carrington has the right to acquire upon the exercise of stock options.

                  (7) Includes 15,000 shares of Common Stock that Mr. Bond has the right to acquire upon the exercise of stock options.

                  (8) Includes 35,500 shares of Common Stock that Mr. Henry has the right to acquire upon the exercise of stock options. Excludes 7,500 shares underlying options that are not exercisable within 60 days.

                  (9) Includes 42,500 shares of Common Stock that Mr. Kares has the right to acquire upon the exercise of stock options. Excludes 7,500 shares underlying options not exercisable within 60 days.

                  (10) Includes 42,500 shares of Common Stock that Mr. Messersmith has the right to acquire upon the exercise of stock options. Excludes 7,500 shares underlying options not exercisable within 60 days.

                  (11) Includes 35,000 shares of Common Stock that Mr. Prizzi has the right to acquire upon the exercise of stock options.

                  (12) Based solely upon a Schedule 13D filed with the Securities and Exchange Commission. Shell Oil Company controls Shell Louisiana Onshore Properties Inc. ("SLOPI"). Shell Oil Company's business address is One Shell Plaza, Houston, Texas 77002. SLOPI's business address is P.O. Box 7986, Newark, Delaware.

                  (13) Based upon a Schedule 13G filed with the Securities and Exchange Commission. The business address of Kayne Anderson Capital Advisers, L.P., is 1800 Avenue of the Stars, 2nd Floor, Los Angeles, California 90067.

                      EQUITY COMPENSATION PLAN INFORMATION

         The following table sets forth information as of December 31, 2002, with respect to our compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance:



                                                                                            Number of securities
                                                                                           remaining available for
                                  Number of securities to        Weighted-average           future issuance under
                                  be issued upon exercise        exercise price of        equity compensation plans
                                  of outstanding options,      outstanding options,         (excluding securities
        Plan Category               warrants and rights         warrants and rights      reflected in column (a)(1))
        -------------             -----------------------      --------------------      ---------------------------
Equity compensation plans
approved by security holders             6,606,579                     $4.16                       445,765

Equity compensation plans not
approved by security holders                    --                        --                            --

Total                                    6,606,579                     $4.16                       445,765

(1) Does not include 3,600,000 shares which have been reserved for issuance in lieu of cash compensation under the Company's deferred compensation plan, which plan was approved by security holders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.



PARTICIPATION INTERESTS

         In the ordinary course of business, the Company offers participation in exploration prospects to industry partners. Terms of each participation vary depending on the risk and economic conditions existing in the oil and gas industry at the time of grant. In addition, in an effort to provide the Company's executive officers and key employees with additional incentive to identify and develop successful exploratory prospects for the Company, the Company has adopted a policy of offering to its principal executive officers and key employees responsible for the identification and development of prospects the right to participate in each of the prospects pursued by the Company. Such participation is required to be on the same terms and conditions as the Company and its outside partners and is currently limited in aggregate to an approximate 8% working interest in any prospect. The maximum percentage that either Messrs. Reeves and Mayell may elect to participate in any prospect is a 4% working interest. Since 1994, each of Messrs. Reeves and Mayell have participated in every prospect that the Company has drilled on a 1.5% working interest basis (other than the Chocolate Bayou Field in which they had a 3.5% interest and certain prospects completed prior to 1994, in which Messrs. Reeves and Mayell have working interests of up to 2.5%) and upon the same terms and conditions as other third party working interest owners.

         During 2002, both Messrs. Reeves and Mayell, either personally or through wholly owned or affiliated corporations, participated as working interest owners in properties of the Company. Under the terms of the operating and other agreements relating to the Company's wells and prospects, the Company, as operator, incurs various expenses relating to the prospect or well that are then billed to the working interest owner. During 2002, each of TODD (a company owned by Mr. Reeves) and Sydson (a company owned by Mr. Mayell) were indebted to the Company for certain expenses paid by the Company in respect of their working interest in various prospects and wells in which the Company acted as operator.

         TODD and Sydson collectively invested approximately $3,289,000 for the year ended December 31, 2002, in oil and natural gas drilling activities for which the Company was the operator. Net amounts due from TODD and Mr. Reeves were approximately $186,000 as of December 31, 2002. Net amounts due from Sydson and Mr. Mayell were approximately $1,370,000.

OTHER

         Joe E. Kares, a member of the Executive Compensation Committee, is a partner in the public accounting firm of Kares & Cihlar, which provided the Company and its affiliates with accounting services for the years ended December 31, 2002, 2001, 2000 and 1999 and received fees of approximately $282,000, $269,000, $304,000 and $283,000, respectively. These fees exceeded 5% of the gross revenues of Kares & Cihlar for 2002. The Company believes that these fees were equivalent to the fees that would have been paid to similar firms providing its services in arm's length transactions.

         Mr. Messersmith is a partner in the law firm of Looper, Reed & McGraw, a Professional Corporation, and from 1982 to 2001 was a partner with the law firm of Fouts & Moore, L.L.P., in Houston, Texas, which periodically provided legal services for the Company. In addition, the Company has Mr. Messersmith on personal retainer of $8,333.33 per month relating to services provided to the Company and a bonus in the form of personal property valued at $12,500 was awarded during 2002. Mr. Messersmith also participated in the Well Bonus Plans pursuant to which he was paid approximately $377,000 during 2002.

ITEM 14. CONTROLS AND PROCEDURES.


         Within the 90-day period prior to the filing of this report, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of our evaluation.

ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         Ernst & Young LLP served as the Company's principal independent accountants for the fiscal year ended December 31, 2002.

         The following table presents fees for the audits of the Company's annual consolidated financial statements for 2002 and 2001 and for other services provided by Ernst & Young LLP.

                                                                                2002         2001
                                                                              --------     --------
Audit Fees............................................................        $387,150     $384,100
Audit-Related Fees....................................................              --           --
Tax Fees..............................................................         $64,020     $154,926
All Other Fees........................................................              --           --


TAX FEES

         Tax fees are primarily for tax compliance and tax consulting services. The Audit Committee has concluded that the provision of tax services is compatible with maintaining Ernst & Young LLP's independence.

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

Date: April 30, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                 NAME                                                  TITLE                            DATE
BY:  /s/ JOSEPH A. REEVES, JR.                               Chief Executive Officer                 April 30, 2003
     -----------------------------------                  (Principal Executive Officer)
         Joseph A. Reeves, Jr.                               Director and Chairman
                                                                  of the Board

BY:  /s/ MICHAEL J. MAYELL                                     President and Director                April 30, 2003
     -----------------------------------
         Michael J. Mayell

BY:  /s/ JAMES H. SHONSEY                                      Chief Financial Officer               April 30, 2003
     -----------------------------------
         James H. Shonsey

BY:  /s/ LLOYD V. DELANO                                       Chief Accounting Officer              April 30, 2003
     -----------------------------------
         Lloyd V. DeLano

BY:  /s/ JAMES T. BOND                                                 Director                      April 30, 2003
     -----------------------------------
         James T. Bond

BY:  /s/ JOE E. KARES                                                  Director                      April 30, 2003
     -----------------------------------
         Joe E. Kares

BY:  /s/ GARY A. MESSERSMITH                                           Director                      April 30, 2003
     -----------------------------------
         Gary A. Messersmith

                                 CERTIFICATIONS

I, Joseph A. Reeves, Jr., certify that:

1. I have reviewed this annual report on Form 10-K/A, Amendment No. 1, of The Meridian Resource Corporation;

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

         Date:    April 30, 2003

                                              /s/ JOSEPH A. REEVES, JR.
                                              ---------------------------------
                                              Joseph A. Reeves, Jr.
                                              Chief Executive Officer

                                 CERTIFICATIONS

I, Michael J. Mayell, certify that:

1. I have reviewed this annual report on Form 10-K/A, Amendment No. 1, of The Meridian Resource Corporation;

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

         Date:    April 30, 2003

                                                   /s/  MICHAEL J. MAYELL
                                                   ----------------------------
                                                   Michael J. Mayell
                                                   President

                                               CERTIFICATIONS

I, James H. Shonsey, certify that:

1. I have reviewed this annual report on Form 10-K/A, Amendment No.1, of The Meridian Resource Corporation;

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

         Date:    April 30, 2003

                                                  /s/  JAMES H. SHONSEY
                                                  -----------------------------
                                                  James H. Shonsey
                                                  Chief Financial Officer

                                 CERTIFICATIONS

I, Lloyd V. DeLano, certify that:

1. I have reviewed this annual report on Form 10-K/A, Amendment No.1, of The Meridian Resource Corporation;

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

         Date:    April 30, 2003

                                                   /s/  LLOYD V. DE LANO
                                                   ----------------------------
                                                   Lloyd V. DeLano
                                                   Chief Accounting Officer