Form 10-Q
period 2003-03-31
MERIDIAN RESOURCE CORP
filed 2003-05-16
CIK 869369

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended: March 31, 2003

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
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)


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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Number of shares of common stock outstanding at May 8, 2003         50,162,304

                        THE MERIDIAN RESOURCE CORPORATION
                          QUARTERLY REPORT ON FORM 10-Q



                                      INDEX

                                                                                                           Page
                                                                                                          Number
                                                                                                          ------
PART I  -  FINANCIAL INFORMATION

     Item 1.  Financial Statements

                  Consolidated Statements of Operations (unaudited) for the
                     Three Months Ended March 31, 2003 and 2002                                              3

                  Consolidated Balance Sheets as of March 31, 2003 (unaudited)
                     and December 31, 2002                                                                   4

                  Consolidated Statements of Cash Flows (unaudited) for the
                     Three Months Ended March 31, 2003 and 2002                                              6

                  Notes to Consolidated Financial Statements (unaudited)                                     7

     Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                                    11

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                    18

     Item 4.  Controls and Procedures                                                                       19

PART II  -  OTHER INFORMATION

     Item 1.  Legal Proceedings                                                                             20

     Item 6.  Exhibits and Reports on Form 8-K                                                              20


SIGNATURES                                                                                                  21

                         PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (thousands of dollars, except per share information)
                                   (unaudited)

                                                                                           THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                          2003            2002
                                                                                          ----            ----
REVENUES:
      Oil and natural gas                                                             $    28,987     $    24,609
      Price risk management activities                                                      -----            (805)
      Interest and other                                                                       38              44
                                                                                      -----------     -----------
                                                                                           29,025          23,848
                                                                                      -----------     -----------
OPERATING COSTS AND EXPENSES:
      Oil and natural gas operating                                                         2,484           3,089
      Severance and ad valorem taxes                                                        1,819           2,717
      Depletion and depreciation                                                           14,655          13,361
      Accretian expense                                                                       128              --
      General and administrative                                                            2,810           3,258
                                                                                      -----------     -----------
                                                                                           21,896          22,425
                                                                                      -----------     -----------
EARNINGS BEFORE INTEREST
      AND INCOME TAXES                                                                      7,129           1,423

OTHER EXPENSES:
      Interest expense                                                                      2,618           3,900
      Taxes on income - deferred                                                               --            (900)
                                                                                      -----------     -----------
                                                                                            2,618           3,000
                                                                                      -----------     -----------
NET EARNINGS (LOSS) BEFORE CUMULATIVE EFFECT OF
      CHANGE IN ACCOUNTING PRINCIPLE                                                        4,511          (1,577)
Cumulative effect of change in accounting principle                                        (1,309)             --
                                                                                      -----------     -----------
NET EARNINGS (LOSS)                                                                         3,202          (1,577)
Dividends on preferred stock                                                                1,481              --
                                                                                      -----------     -----------
NET EARNINGS (LOSS) APPLICABLE TO COMMON STOCKHOLDERS                                 $     1,721     $    (1,577)
                                                                                      ===========     ===========
NET EARNINGS (LOSS) PER SHARE BEFORE CUMULATIVE
      EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE:
      Basic and Diluted                                                               $      0.06     $     (0.03)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
      PRINCIPLE PER SHARE:
      Basic and Diluted                                                               $     (0.03)    $        --
                                                                                      -----------     -----------
NET EARNINGS (LOSS) PER SHARE:
      Basic and Diluted                                                               $      0.03     $     (0.03)
                                                                                      ===========     ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
      Basic and Diluted                                                                    50,090          49,182
                                                                                      ===========     ===========

                 See notes to consolidated financial statements.

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (thousands of dollars)

                                                                                 MARCH 31,         DECEMBER 31,
                                                                                   2003               2002
                                                                                   ----               ----
                                                                               (unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                                      $      7,214       $      7,287
Accounts receivable, less allowance for doubtful accounts
      $833 [2003 and 2002]                                                           31,142             24,167
Due from affiliates                                                                   1,632              1,557
Prepaid expenses and other                                                            2,071              2,221
Assets from price risk management activities                                          1,059                604
                                                                               ------------       ------------
      Total current assets                                                           43,118             35,836
                                                                               ------------       ------------
PROPERTY AND EQUIPMENT:
Oil and natural gas properties, full cost method (including
      $19,982 [2003] and $18,993 [2002] not
      subject to depletion)                                                       1,181,593          1,162,436
Land                                                                                    478                478
Equipment                                                                             9,921              9,913
                                                                                  1,191,992          1,172,827
Less accumulated depletion and depreciation                                         776,508            761,854
                                                                               ------------       ------------
         Total property and equipment, net                                          415,484            410,973
                                                                               ------------       ------------
OTHER ASSETS:
Assets from price risk management activities                                             95                292
Deferred tax asset                                                                    3,678              2,560
Other                                                                                 6,011              6,579
                                                                               ------------       ------------
         Total other assets                                                           9,784              9,431
                                                                               ------------       ------------
         Total assets                                                          $    468,386       $    456,240
                                                                               ============       ============

                 See notes to consolidated financial statements.

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES

                             (thousands of dollars)

                                                                                    MARCH 31,        DECEMBER 31,
                                                                                      2003              2002
                                                                                      ----              ----
                                                                                  (unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                                $      20,409       $      16,842
Revenues and royalties payable                                                         12,559              12,378
Notes payable                                                                              82                 831
Accrued liabilities                                                                    12,491               9,958
Liabilities from price risk management activities                                       8,231               6,781
Current income taxes payable                                                              931                 931
Current portion long-term debt                                                         34,000              35,250
                                                                                -------------       -------------
     Total current liabilities                                                         88,703              82,971
                                                                                -------------       -------------
LONG-TERM DEBT                                                                        148,500             148,500
                                                                                -------------       -------------
9 1/2% CONVERTIBLE SUBORDINATED NOTES                                                  20,000              20,000
                                                                                -------------       -------------
OTHER:
Liabilities from price risk management activities                                       3,433               1,686
Abandonment costs                                                                       4,651                 --
                                                                                -------------       -------------
                                                                                        8,084               1,686
                                                                                -------------       -------------
REDEEMABLE PREFERRED STOCK:
Preferred stock, $1.00 par value (1,500,000 shares authorized,
     696,900 shares of Series C Redeemable Convertible
     Preferred Stock issued at stated value)                                           69,690              69,690
                                                                                -------------       -------------
STOCKHOLDERS' EQUITY:
Common stock, $0.01 par value (200,000,000 shares authorized,
     53,868,343 [2003 and 2002] issued)                                                   560                 557
Additional paid-in capital                                                            377,919             378,215
Accumulated deficit                                                                  (208,017)           (209,738)
Accumulated other comprehensive loss                                                   (7,017)             (4,938)
Unamortized deferred compensation                                                        (277)               (356)
                                                                                -------------       -------------
                                                                                      163,168             163,740
Less treasury stock, at cost (3,706,039 shares [2003] and
     3,779,225 [2002] shares)                                                          29,759              30,347
                                                                                -------------       -------------
     Total stockholders' equity                                                       133,409             133,393
                                                                                -------------       -------------
     Total liabilities and stockholders' equity                                 $     468,386       $     456,240
                                                                                =============       =============

                 See notes to consolidated financial statements.

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (thousands of dollars)
                                   (unaudited)

                                                                                       THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                    2003                 2002
                                                                                    ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)                                                            $       3,202        $      (1,577)
Adjustments to reconcile net earnings (loss) to net cash
     provided by operating activities:
     Cumulative effect of change in accounting principle                                1,309                   --
     Depletion and depreciation                                                        14,654               13,361
     Amortization of other assets                                                         568                  520
     Non-cash compensation                                                                413                  409
     Non-cash price risk management activities                                             --                  805
     Accretion expense                                                                    128                   --
     Deferred income taxes                                                                 --                 (900)
Changes in assets and liabilities:
     Accounts receivable                                                               (6,975)               3,036
     Due from affiliates                                                                  (75)              (1,508)
     Prepaid expenses and other                                                           150                  223
     Accounts payable                                                                   3,567                  143
     Revenues and royalties payable                                                       181                 (202)
     Accrued liabilities and other                                                        795               (5,829)
                                                                               --------------       --------------
Net cash provided by operating activities                                              17,917                8,481
                                                                               --------------       --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and equipment                                              (16,085)             (11,485)
     Sale of property and equipment                                                       135                  119
                                                                               --------------       --------------
Net cash used in investing activities                                                 (15,950)             (11,366)
                                                                               --------------       --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Reductions in long-term debt                                                      (1,250)                  --
     Notes payable                                                                       (749)                (508)
     Issuance of stock/exercise of options                                                (41)                  --
     Additions to deferred loan costs                                                      --               (1,370)
                                                                               --------------       --------------
Net cash used in financing activities                                                  (2,040)              (1,878)
                                                                               --------------       --------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                   (73)              (4,763)
     Cash and cash equivalents at beginning of period                                   7,287               14,340
                                                                               --------------       --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $        7,214       $        9,577
                                                                               ==============       ==============

                 See notes to consolidated financial statements.

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.       BASIS OF PRESENTATION

The consolidated financial statements reflect the accounts of The Meridian Resource Corporation and its subsidiaries (the "Company") after elimination of all significant intercompany transactions and balances. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission.

The financial statements included herein as of March 31, 2003, and for the three month periods ended March 31, 2003 and 2002, are unaudited, and in the opinion of management, the information furnished reflects all material adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented.

2.       DEBT

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

On March 31, 2003, the Company received notice from its senior lenders that effective April 30, 2003, the borrowing base will be established at $138.5 million. Accordingly, the Company has reflected the difference of $26.5 million as a current maturity of its long-term debt and is required to make up the deficiency through the addition of reserves or value to its current reserve base or pay the senior lenders this deficiency within 90 days of the effective date of April 30, 2003. Though no assurances can be made that sufficient funds will be available to pay this deficiency, management believes that it can satisfy this deficiency through a combination of the addition of reserves, third-party financing, property sales and cash flow.

In addition to the scheduled quarterly borrowing base redeterminations, the lenders and the Credit Agreement have the right to redetermine the borrowing base at any time once during each calendar year and the Company has the right to obtain a redetermination by the banks of the borrowing base once during each calendar year. Borrowings under the Credit Agreement are secured by pledges of outstanding capital stock of the Company's subsidiaries and a mortgage on the Company's oil and natural gas properties of at least 90% of its present value of proved properties. The Credit Agreement contains various restrictive covenants including, among other items, maintenance of certain financial ratios and restrictions on cash dividends on Common Stock and an unqualified audit report on the Company's consolidated financial statements beginning with those as of and for the year ended December 31, 2002. The Company has received from the senior lenders a waiver of the covenant that would have triggered an event of default as a result of the independent auditors' report which contained a "going concern" modification for our 2002 consolidated financial statements. Borrowings under the Credit Agreement mature on August 13, 2005.

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

SUBORDINATED CREDIT AGREEMENT. The Company extended and amended a short-term subordinated credit agreement with Fortis Capital Corporation for $25 million on April 5, 2002, with a maturity date of December 31, 2004. The notes are unsecured and contain customary events of default, but do not contain any maintenance or other restrictive covenants. The interest rate is the London interbank offered rate ("LIBOR") plus 4.5% through December 31, 2002, LIBOR plus 5.5% from January 1, 2003, through August 31, 2003, and LIBOR plus 6.5% from September 1, 2003, through December 31, 2004. Note payments of $5 million each are due on August 31, 2003 and April 30, 2004, with the remaining $5 million payable on December 31, 2004. Note payments totaling $1.25 million were paid in January 2003. An additional $2.5 million that is currently due has been deferred in conjunction with the March 31, 2003, amendment to the Credit Agreement. No amounts are payable under this subordinated debt until any and all borrowing base deficiencies under the Credit Agreement are satisfied. The Company is in compliance under this agreement.

3.       EARNINGS PER SHARE
         (in thousands, except per share)

The following tables set forth the computation of basic and diluted net earnings
(loss) per share:

                                                                               THREE MONTHS ENDED MARCH 31,
                                                                              2003                     2002
                                                                              ----                     ----
Numerator:
     Net earnings (loss) applicable to common stockholders              $        1,721            $     (1,577)
     Plus income impact of assumed conversions:
         Preferred stock dividends                                               1,481                      --
         Interest on convertible subordinated notes                                309                     309
                                                                        --------------            ------------
     Net earnings (loss) applicable to common stockholders
         plus assumed conversions                                       $        3,511            $     (1,268)
                                                                        --------------            ------------
Denominator:
     Denominator for basic net earnings (loss) per
         share - weighted-average shares outstanding                            50,090                  49,182
Effect of potentially dilutive common shares:
     Redeemable convertible preferred stock                                        N/A                      --
     Convertible subordinated notes                                                N/A                     N/A
     Employee and director stock options                                            --                     N/A
     Warrants                                                                      N/A                     N/A
                                                                        --------------            ------------
     Denominator for diluted net earnings (loss) per
         share - weighted-average shares outstanding
         and assumed conversions                                                50,090                  49,182
                                                                        ==============            ============

Basic net earnings (loss) per share                                     $         0.03            $      (0.03)
                                                                        ==============
                                                                        ==============            ============
Diluted net earnings (loss) per share                                   $         0.03            $      (0.03)
                                                                        ==============            ============

4.       OIL AND NATURAL GAS HEDGING ACTIVITIES

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

The estimated March 31, 2003, fair value of the Company's oil and natural gas swaps is an unrealized loss of $10.5 million ($6.8 million net of tax) recognized in other comprehensive income. Based upon March 31, 2003, oil and natural gas commodity prices, approximately $7.2 million of the loss deferred in other comprehensive income is expected to lower gross revenues over the next twelve months when the revenues are generated. The swap agreements expire at various dates through July 31, 2005.

Payments under these swap agreements reduced oil and natural gas revenues by $7,105,000 for the three months ended March 31, 2003, as a result of hedging transactions.

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

                                                                  Weighted Average          Fair Value (unrealized)
                                               Notional             Strike Price               at March 31, 2003
                                                Amount              ($ per unit)                 (in thousands)
                                           -----------------    ----------------------     ---------------------------
Natural Gas (mmbtu)
April 2003 - June 2005                        7,130,000             $      3.78                 $      7,590
Oil (bbls)
April 2003 - July 2005                        1,721,000             $     24.22                 $      2,920
                                                                                           ---------------------------
                                                                                                $     10,510
                                                                                           ---------------------------

5.       STOCK-BASED COMPENSATION

SFAS 123, "Accounting for Stock-Based Compensation," as amended by SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As provided for under SFAS 123, there has been no amount of compensation expense recognized for the Company's stock option plans. The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees." Compensation expense is recorded for restricted stock awards over the requisite vesting periods based upon the market value on the date of the grant. The compensation expense incurred in the quarters ended March 31, 2003 and 2002, related to restricted stock awards totaling $10 thousand for each quarter, respectively.

The following is a reconciliation of reported earnings (loss) and earnings
(loss) per share as if the Company used the fair value method of accounting for stock-based compensation. Fair value is calculated using the Black-Scholes option pricing model.


                                                                                      Three Months Ended March 31,
                                                                                        2003               2002
                                                                                        ----               ----
Net earnings (loss) applicable to common stockholders as reported ($000)         $        1,721     $      (1,577)




Stock-based compensation expense determined
under fair value method for all awards, net of tax ($000)                                    10                10



Net earnings (loss) applicable to common stockholders pro forma ($000)           $        1,711     $      (1,587)

Basic earnings (loss) per share:
      As reported                                                                $         0.03     $       (0.03)
      Pro forma                                                                  $         0.03     $       (0.03)

Diluted earnings (loss) per share:
      As reported                                                                $         0.03     $       (0.03)
      Pro forma                                                                  $         0.03     $       (0.03)

6.       ASSET RETIREMENT OBLIGATIONS

On January 1, 2003, the Company adopted SFAS 143, "Accounting for Asset Retirement Obligations." This statement requires entities to record the fair value of a liability for legal obligations associated with the retirement obligations of tangible long-lived assets in the period in which it is incurred. The fair value of asset retirement obligation liabilities has been calculated using an expected present value technique. Fair value, to the extent possible, should include a market risk premium for unforeseeable circumstances. No market risk premium was included in the Company's asset retirement obligations fair value estimate since a reasonable estimate could not be made. When the liability is initially recorded, the entity increases the carrying amount of the related long-lived asset. Over time, accretion of the liability is recognized each period, and the capitalized cost is amortized over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. This standard requires us to record a liability for the fair value of our dismantlement and abandonment costs, excluding salvage values.

Upon adoption, the Company recorded transition amounts for liabilities related to our wells, and the associated costs to be capitalized. A liability of $4.5 million was recorded to long-term liabilities and a net asset of $3.2 million was recorded to oil and natural gas properties on January 1, 2003. This resulted in a cumulative effect of an accounting change of ($1.3) million. Accretion expenses subsequent to the adoption of this accounting statement decreased net earnings $0.1 million in the first quarter of 2003.

The pro forma effects of the application of SFAS 143 as if the statement had been adopted on January 1, 2002, is presented below (thousands of dollars except per share information):


                                                   Three Months Ended March 31,
                                                     2003               2002
                                                     ----               ----
Net earnings (loss) as reported                  $      3,202     $      (1,577)
Additional accretion expense                               --              (117)
Cumulative effect of accounting change                  1,309                --
                                                 ------------     -------------
Pro forma net earnings (loss)                    $      4,511     $      (1,694)


Pro forma net earnings (loss) per share          $       0.09     $       (0.03)


The following table describes the change in the Company's asset retirement obligations for the period ended March 31, 2003, and the pro forma amounts for 2002 (thousands of dollars):

Asset retirement obligation at January 1, 2002                    $       4,053
Accretion expense                                                           470
                                                                  -------------
Asset retirement obligation at December 31, 2002                  $       4,523
Accretion expense                                                           128
                                                                  -------------
Asset retirement obligation at March 31, 2003                     $       4,651

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of Meridian's financial operations for the three months ended March 31, 2003 and 2002. The notes to the Company's consolidated financial statements included in this report, as well as our Annual Report on Form 10-K for the year ended December 31, 2002 (and the notes attached thereto), should be read in conjunction with this discussion.

GENERAL

BUSINESS ACTIVITIES. During the first quarter of 2003, Meridian's exploration activities have been focused primarily in the Company's Biloxi Marshlands acreage. We anticipate drilling and 3-D seismic activities in the Biloxi Marshlands acreage will comprise the majority of our capital budget for 2003.

During the first quarter of 2003, capital expenditures were focused primarily in our Biloxi Marshland play. We addressed three fronts; namely, to increase the Company's near term daily production rates by completing the pipeline and production facilities for the Biloxi Marshlands discovery well, the Biloxi Marshlands 6-1 well, the identification of other drill sites in the immediate area and the acquisition of leasehold and state water bottoms acreage for current and future drilling operations.

The construction of the pipeline and production facilities was completed on March 14, 2003 and the Biloxi Marshlands No. 6-1 well placed on production on March 15, 2003 at approximately 12 MMCFE/D. This well is currently producing at a steady rate 11.5 MMCFE/D. The facilities were designed for a production capacity of 60 MMCFE/D based on anticipated additional drilling in the immediate area.

In addition to the facilities at Biloxi, utilizing our proprietary 3-D seismic which we acquired during 2002, we were successful in acquiring state lease acreage for coverage of anticipated units to be formed as additional wells are drilled in the area. Because our data is proprietary to Meridian, we were able to identify specific potential drill site acreage and successfully win the bids acquiring all of the acreage positions which we targeted during both the March Louisiana state lease sale and recently the May Louisiana state lease sale.

Further, as additional drill sites have been identified under our proprietary 3-D and the state water bottom acreage acquired to protect our land positions, we have initiated drilling additional wells in the immediate area. The first well is the Biloxi Marshlands No. 6-2 well which was spud on May 3, 2003 and reached total depth on May 14, 2003. Logging operations will commence immediately with results announced thereafter. If successful, this well can be placed on production within ten days because the production facilities recently completed are immediately adjacent to the well's surface location.

Having already identified additional drilling opportunities in the adjacent area over which we have acquired the acreage under lease, the Biloxi Marshlands No. 7-1 well has been accelerated and is currently scheduled to be drilled immediately utilizing the same rig. This will save rig move-out and move-in mobilization costs, take advantage of the accelerated drilling time line experienced with the Biloxi Marshlands No. 6-2 well and, if successful, will accelerate production rate increases and take advantage of current high natural gas prices.

Other activities in the first quarter in the Biloxi Marshlands play included the planning, permitting and negotiating of a 3-D seismic acquisition contract to acquire a minimum of an additional 105 square miles of 3-D seismic data to the south and east of the current 3-D seismic coverage owned by Meridian its area of interest. Depending on weather conditions during the summer months in this region, we may acquire an additional amount of 3-D data under the current contract.

Based on current plans, the Company has scheduled a total of five (5) and possibly six (6) wells for the Biloxi Marshlands play for calendar year 2003. Any additional wells will depend on budget availability, and the results and timing of completing the acquisition, processing and interpretation of the new 3-D seismic data currently being acquired.

Meridian operates the Biloxi Marshlands acreage and owns a 93% working interest (66% net revenue interest) in the project area.

In addition to the activities in the Biloxi Marshlands play, the Company is currently scheduled to drill its Ship Shoal prospect beginning during the late second quarter or early third quarter, depending on rig availability and move-in timing. Meridian developed the play and owns a 43% working interest. The well will test the Lower Pleistocene sands at approximately 13,000 feet and should be drilled and logged by the end of the August or early September depending on start date and operations. It is expected that the well will be drilled under a turnkey contract. Although, if successful, reserves will be added in calendar year 2003, it is anticipated that the well will not be on production until 2004 inasmuch as it is in over 250 feet of water and production facilities will have to be constructed.

Other prospects scheduled for the second quarter are in the Company's Riceville area. The Pathfinder prospect has been planned for a June spud date and will the test the Lower Miocene sands at approximately 12,500 feet. Again, depending on spud date and drilling operations, the drilling is expected to be completed during the end of the second quarter or beginning of the third quarter.

Workover and completions activities scheduled for the second quarter include the Avoca No. 47-1 well which was producing approximately 8 MMCFE/D and is expected to be back on production by the end of May. In addition, the Thibodaux No. 1 well is scheduled for late May or as soon as equipment is available. This is a high pressured well and is located over water. As a result, equipment to handle the workover operations is an issue to insure safe operations.

Lastly, the Hughes No. 2 well is awaiting completion operations to commence which are expected to begin on or about June 15, 2003. Plans have been established to re-enter the open hole section, clean out the bore hole to total depth, set a production liner and perforate the Bol Mex 5 series of sands encountered and logged during February 2003. Meridian is the operator of the well and owns an approximate 94% working interest and a 70% net revenue interest in the well. The well will be on production immediately after completion operations are concluded inasmuch as production facilities are in place and awaiting tie-in.

At current commodity prices, if successful, production from the above mentioned wells could result in substantial increases to the Company's cash flow from operations for 2003 and following.

INDUSTRY CONDITIONS. Revenues, profitability and future growth rates of Meridian are substantially dependent upon prevailing prices for oil and natural gas. Oil and natural gas prices have been extremely volatile in recent years and are affected by many factors outside of our control. Our average oil price (after adjustments for hedging activities) for the three months ended March 31, 2003, was $25.15 per barrel compared to $20.62 per barrel for the three months ended March 31, 2002, and $27.23 per barrel for the three months ended December 31, 2002. Our average natural gas price (after adjustments for hedging activities) for the three months ended March 31, 2003, was $5.82 per Mcf compared to $2.51 per Mcf for the three months ended March 31, 2002, and $4.08 per Mcf for the three months ended December 31, 2002. Fluctuations in prevailing prices for oil and natural gas have several important consequences to us, including affecting the level of cash flow received from our producing properties, the timing of exploration of certain prospects and our access to capital markets, which could impact our revenues, profitability and ability to maintain or increase our exploration and development program.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES. The Company's discussion and analysis of its financial condition and results of operation are based upon consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted and adopted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. See the Company's Annual Report on Form 10-K for the year ended December 31, 2002, for further discussion.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

OPERATING REVENUES. First quarter 2003 oil and natural gas revenues increased $4.4 million as compared to first quarter 2002 revenues, primarily due to a 75% increase in average commodity prices partially offset by a 33% decrease in production volumes, both on a natural gas equivalent basis. The decrease in production was primarily a result of natural production declines, partially offset by new discoveries placed on line at varying times during 2002.

The following table summarizes the Company's operating revenues, production volumes and average sales prices for the three months ended March 31, 2003 and 2002:

                                   THREE MONTHS ENDED
                                        MARCH 31,           INCREASE
                                    2003       2002        (DECREASE)
                                    ----       ----        ----------
Production Volumes:
     Oil (Mbbl)                       397        633          (37%)
     Natural gas (MMcf)             3,263      4,596          (29%)
     MMcfe                          5,646      8,395          (33%)

Average Sales Prices:
     Oil (per Bbl)                $ 25.15    $ 20.62           22%
     Natural gas (per Mcf)        $  5.82    $  2.51          132%
     MMcfe                        $  5.13    $  2.93           75%

Operating Revenues (000's):
     Oil                          $ 9,985    $13,054          (24%)
     Natural gas                   19,002     11,555           64%
                                  -------    -------
     Total Operating Revenues     $28,987    $24,609           18%


OPERATING EXPENSES. Oil and natural gas operating expenses decreased $0.6 million (20%) to $2.5 million for the three months ended March 31, 2003, compared to $3.1 million for the same period in 2002. This decrease primarily resulted from reorganization of field operations enabling the Company to significantly reduce labor and other field related costs.

SEVERANCE AND AD VALOREM TAXES. Severance and ad valorem taxes decreased $0.9 million (33%) to $1.8 million for the first quarter of 2003, compared to $2.7 million during the same period in 2002. Meridian's oil and natural gas production is primarily from Louisiana, and is therefore subject to Louisiana severance tax. The severance tax rates for Louisiana are 12.5% of gross oil revenues and $0.122 per Mcf for natural gas, a decrease from $0.199 per Mcf effective in July 2002. Our decrease was primarily due to the decrease in oil and natural gas production and the decrease in the natural gas tax rate, partially offset by the increase in oil prices.

DEPLETION AND DEPRECIATION. Depletion and depreciation expense increased $1.3 million (10%) during the first quarter of 2003 to $14.7 million from $13.4 million for the same period of 2002. This was primarily a result of an increased depletion rate for 2003 over 2002, partially offset by the decrease in production volumes in 2003 from 2002 levels.

GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense decreased by $0.5 million (14%) to $2.8 million for three months ended March 31, 2003, compared to $3.3 million during the comparable period last year. This reduction is primarily due to a reduction in professional and technical services in 2003 as compared to 2002 levels. As previously announced, during the first quarter, the Company initiated reductions in staff to reflect its change in exploration strategy to lower risk, higher probability projects maintaining its focus in its niche region of south Louisiana and southeast Texas. It is anticipated that these changes will result in continued savings in costs without sacrificing the Company's exploration efforts or opportunities.

INTEREST EXPENSE. Interest expense decreased $1.3 million (33%) to $2.6 million for the first quarter of 2003 in comparison to the first quarter of 2002. The decrease is primarily a result of the reduction in the balance outstanding for the revolving credit lines and a decrease in the interest rates from the prior year.

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL. During the first quarter of 2003, Meridian's capital expenditures were internally financed with cash from operations. As of March 31, 2003, we had a cash balance of $7.2 million and a working capital deficit of $45.6 million, including $34 million of current maturities of long-term debt, and a $7.2 million deficit in price risk management activities. Our strategy is to grow the Company prudently, taking advantage of the strong asset base built over the years to add reserves through the drill bit while maintaining a disciplined approach to costs. Where appropriate, we will allocate excess cash above capital expenditures to reduce leverage.

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

On March 31, 2003, the Company received notice from its senior lenders that effective April 30, 2003, the borrowing base will be established at $138.5 million. Accordingly, the Company has reflected the difference of $26.5 million as a current maturity of its long-term debt and is required to make up the deficiency through the addition of reserves or value to its current reserve base or pay the senior lenders this deficiency within 90 days of the effective date of April 30, 2003. Though no assurances can be made that sufficient funds will be available to pay this deficiency, management believes that it can satisfy this deficiency through a combination of the addition of reserves, third-party financing, property sales and cash flow.

In addition to the scheduled quarterly borrowing base redeterminations, the lenders under the Credit Agreement have the right to redetermine the borrowing base at any time once during each calendar year and the Company has the right to obtain a redetermination by the banks of the borrowing base once during each calendar year. Borrowings under the Credit Agreement are secured by pledges of outstanding capital stock of the Company's subsidiaries and a mortgage on the Company's oil and natural gas properties of at least 90% of its present value of proved properties. The Credit Agreement contains various restrictive covenants, including, among other items, maintenance of certain financial ratios and restrictions on cash dividends on Common Stock and an unqualified audit report on the Company's consolidated financial statements beginning with those as of and for the ended December 31, 2002. The Company has received from the senior lenders a waiver of the covenant that would have triggered an event of default as a result of the independent auditors' report which contained a "going concern" modification for our 2002 consolidated financial statements. Borrowings under the Credit Agreement mature on August 13, 2005.

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

SUBORDINATED CREDIT AGREEMENT. The Company extended and amended a short-term subordinated credit agreement with Fortis Capital Corporation for $25 million on April 5, 2002, with a maturity date of December 31, 2004. The notes are unsecured and contain customary events of default, but do not contain any maintenance or other restrictive covenants. The interest rate is the London interbank offered rate ("LIBOR") plus 4.5% through December 31, 2002, LIBOR plus 5.5% from January 1, 2003, through August 31, 2003, and LIBOR plus 6.5% from September 1, 2003, through December 31, 2004. Note payments of $5 million each are due on August 31, 2003 and April 30, 2004, with the remaining $5 million payable on December 31, 2004. Note payments totaling $1.25 million were paid in January 2003. An additional $2.5 million that is currently due has been deferred in conjunction with the March 31, 2003, amendment to the Credit Agreement. No amounts are payable under this subordinated debt until any and all borrowing base deficiencies under the Credit Agreement are satisfied. The Company is in compliance under this agreement.

CAPITAL RESOURCES AND LIQUIDITY As noted in our discussion of the Credit Facility, there is a $26.5 million borrowing base deficiency at April 30, 2003 that must be satisfied by either sufficient additions to our proved reserves or repayment on or before July 29, 2003, to avoid an event of default. An event of default which is not cured results in the entire debt outstanding becoming due and payable, unless it is waived by the senior lenders or the Credit Agreement is otherwise amended. Also, repayment of $2.5 million, after our $1.25 million January 2003 payment, under our subordinated debt agreement is due but is deferred pending satisfaction of the borrowing base deficiency under the amended Credit Agreement. The $5 million subordinated debt repayment that will become due in August 2003 is also subject to deferral for any borrowing base deficiencies that may exist at that time. The $34 million due in 2003 under these agreements represents a significant component of our $45.6 million working capital deficiency at March 31, 2003.

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

First, it should be noted that, as of December 31, 2002, the Company's proved developed reserves have a present value based on SEC regulations that include prices in effect at year-end and a 10% discount rate, of approximately $460 million or approximately three times its total senior credit facility.

Based on current cash flow projections and the Company's specific knowledge of its drilling prospects and historical performance in the areas of anticipated activity, potential opportunities for non-strategic property sales and/or third party capital funding, it is management's judgment and belief that its business plan will provide the Company with the means to meet the required coverage for the new borrowing base by a combination of newly discovered reserves, proceeds from strategic sales of non-essential properties, where appropriate, and/or the infusion of third party capital in the form of sub-debt, all on or before July 29, 2003.

Currently, the Company has scheduled three and possibly four exploration wells that can be drilled and logged prior to July 29, 2003, barring mechanical or other issues out of the Company's control, such as permitting issues, weather or equipment availability. The Company believes that these wells together have the potential of adding reserves sufficient to remedy the borrowing base deficiency.

In addition, the Company has identified certain properties which are not essential to its future growth and which it is in the process of marketing on a limited basis. These include reserves of up to 100 BCFE and production of approximately 50 mmcfe/d having an SEC PV10 value of over $281 million. It is believed that a sale of all or a sufficient portion of these properties can be achieved on or before July 29, 2003.

Further, the Company is in discussions with third parties regarding the infusion of capital of up to $45-50 million in the form of subordinated debt. These discussions are subject to certain due diligence verification of the reserves, financial reported data and title examination as well as approval by the senior lenders. If successful, the proceeds will be used to reduce the current indebtedness of the senior credit facility as well as to fund capital expenditures for calendar year 2003. Assuming positive results on both the due diligence and of the terms and conditions of the facility by the senior lenders, it is anticipated that this transaction could close on or before July 29, 2003.

There can be no assurances, however, additions to reserves, sufficient proceeds from the sale of non-strategic oil and natural gas properties and new subordinated debt or similar financing arrangements may be generated in sufficient time to satisfy our funding obligations under both the Credit Agreement and the subordinated debt agreement to permit an orderly reduction and restructuring of our debt capital.

OIL AND NATURAL GAS HEDGING ACTIVITIES. The Company may address market risk by selecting instruments whose value fluctuations correlate strongly with the underlying commodity being hedged. The Company enters into swaps and other derivative contracts to hedge the price risks associated with a portion of anticipated future oil and gas production. These swaps allow the Company to predict with greater certainty the effective oil and natural gas prices to be received for our hedged production. Although derivatives often fail to achieve 100% effectiveness for accounting purposes, our derivative instruments continue to be highly effective in achieving the risk management objectives for which they were intended. While the use of hedging arrangements limits the downside risk of adverse price movements, it may also limit future gains from favorable movements. Under these agreements, payments are received or made based on the differential between a fixed and a variable product price. These agreements are settled in cash at or prior to expiration or exchanged for physical delivery contracts. The Company does not obtain collateral to support the agreements, but monitors the financial viability of counter-parties and believes its credit risk is minimal on these transactions. In the event of nonperformance, the Company would be exposed to price risk. The Company has some risk of accounting loss since the price received for the product at the actual physical delivery point may differ from the prevailing price at the delivery point required for settlement of the hedging transaction.

These swaps have been designated as cash flow hedges as provided by FAS 133 and any changes in fair value of the cash flow hedge resulting from ineffectiveness of the hedge is reported in the consolidated statement of operations as revenues.

CAPITAL EXPENDITURES. In the first quarter of 2003, Meridian's exploration activities have been focused primarily in the Company's Biloxi Marshlands area. We anticipate drilling and 3-D seismic activities in the Biloxi Marshlands acreage will comprise the majority of our 2003 capital budget.

DIVIDENDS. It is our policy to retain existing cash for reinvestment in our business, and therefore, we do not anticipate that dividends will be paid with respect to the Common Stock in the foreseeable future. During

May 2002, the Company completed the private placement of $67 million of 8.5% redeemable convertible preferred stock and dividends are payable semi-annually.

FORWARD-LOOKING INFORMATION

From time to time, we may make certain statements that contain "forward-looking" information as defined in the Private Securities Litigation Reform Act of 1995 and that involve risk and uncertainty. These forward-looking statements may include, but are not limited to exploration and seismic acquisition plans, anticipated results from current and future exploration prospects, future capital expenditure plans and plans to sell properties, anticipated results from third party disputes and litigation, expectations regarding future financing and compliance with our credit facility, the anticipated results of wells based on logging data and production tests, future sales of production, earnings, margins, production levels and costs, market trends in the oil and natural gas industry and the exploration and development sector thereof, environmental and other expenditures and various business trends. Forward-looking statements may be made by management orally or in writing including, but not limited to, the Management's Discussion and Analysis of Financial Condition and Results of Operations section and other sections of our filings with the Securities and Exchange Commission under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended.

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

Uncertainties in Estimating Reserves and Future Net Cash Flows. Reserve engineering is a subjective process of estimating the recovery from underground accumulations of oil and natural gas we cannot measure in an exact manner, and the accuracy of any reserve estimate is a function of the quality of those accumulations of data and of engineering and geological interpretation and judgment. Reserve estimates are inherently imprecise and may be expected to change as additional information becomes available. There are numerous uncertainties inherent in estimating quantities and values of proved reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond our control. Because all reserve estimates are to some degree speculative, the quantities of oil and natural gas that we ultimately recover, production and operating costs, the amount and timing of future development expenditures and future oil and natural gas sales prices may differ from those assumed in these estimates. Significant downward revisions to our existing reserve estimates could cause the actual results to differ from those reflected in our forward-looking statements.

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

INTEREST RATES

We are subject to interest rate risk on our long-term fixed interest rate debt and variable interest rate borrowings. Our long-term borrowings primarily consist of borrowings under the Credit Facility and principal due December 31, 2004 under our Subordinated Credit Agreement. Since interest charged borrowings under the Credit Facility floats with prevailing interest rates (except for the applicable interest period for Eurodollar loans), the carrying value of borrowings under the Credit Facility should approximate the fair market value of such debt. Changes in interest rates, however, will change the cost of borrowing. Assuming $182.5 million remains borrowed under the Credit Facility and the Subordinated Credit Agreement, we estimate our annual interest expense will change by $1.825 million for each 100 basis point change in the applicable interest rates utilized. Changes in interest rates would, assuming all other things being equal, cause the fair market value of debt with a fixed interest rate, such as the Notes, to increase or decrease, and thus increase or decrease the amount required to refinance the debt. The fair value of the Notes is dependent on prevailing interest rates and our current stock price as it relates to the conversion price of $5.00 per share of our Common Stock.

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

These swaps have been designated as cash flow hedges as provided by FAS 133 and any changes in fair value of the cash flow hedge resulting from ineffectiveness of the hedge is reported in the consolidated statement of operations as revenues.

The estimated March 31, 2003, fair value of the Company's oil and natural gas swaps is an unrealized loss of $10.5 million ($6.8 million net of tax) recognized in other comprehensive income. Based upon March 31, 2003, oil and natural gas commodity prices, approximately $7.2 million of the loss deferred in other comprehensive income is expected to lower gross revenues over the next twelve months when the revenues are generated. The swap agreements expire at various dates through July 31, 2005.

Payments under these swap agreements reduced oil and natural gas revenues by $7,105,000 for the three months ended March 31, 2003, as a result of hedging transactions.

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

                                                                  Weighted Average          Fair Value (unrealized)
                                               Notional             Strike Price               at March 31, 2003
                                                Amount              ($ per unit)                 (in thousands)
                                           -----------------    ----------------------     ---------------------------
Natural Gas (mmbtu)
April 2003 - June 2005                        7,130,000            $           3.78           $            7,590
Oil (bbls)
April 2003 - July 2005                        1,721,000            $          24.22           $            2,920
                                                                                              ------------------
                                                                                              $           10,510
                                                                                              ------------------

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

                           PART II - OTHER INFORMATION


ITEM 1.       LEGAL PROCEEDINGS

On October 29, 2002, Veritas DGC Land Inc. ("Veritas Land") filed a complaint against Meridian. The dispute concerns a contract for seismic services for Meridian's Biloxi Marshlands project in St. Bernard Parish, Louisiana. Purporting to invoke force majeure, Veritas Land, together with Veritas DGC Inc. (collectively, "Veritas"), unilaterally terminated the parties' contract. The main dispute is whether Veritas had breached the parties' contract before the alleged force majeure events and/or when it terminated the contract; Meridian has not made any payments to Veritas under the parties' contract. Veritas' complaint seeks breach-of-contract damages of approximately $6.8 million together with interest, costs and attorneys' fees.

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

(a)      Exhibits

           99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

           99.2         Certification of President pursuant to 18 U.S.C.
                        Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

           99.3 Certification of Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                        Section 906 of the Sarbanes-Oxley Act of 2002.

(b) The Company filed no reports on Form 8-K during the first quarter of 2003.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                                  (Registrant)









Date:    May 15, 2003                 By:  LLOYD V. DELANO
                                           ------------------------------------
                                           Lloyd V. DeLano
                                           Senior Vice President
                                           Chief Accounting Officer

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

         Date:    May 15, 2003

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

         Date:    May 15, 2003

                                        /s/ Michael J. Mayell
                                        ---------------------------------------
                                        Michael J. Mayell
                                        President

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

         Date:    May 15, 2003

                                          /s/ Lloyd V. DeLano
                                          -------------------------------------
                                          Lloyd V. DeLano
                                          Chief Accounting Officer

                                INDEX TO EXHIBIT


EXHIBIT NUMBER          DESCRIPTION
--------------          -----------


     99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.2               Certification of President pursuant to 18 U.S.C.
                        Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.3 Certification of Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                        Section 906 of the Sarbanes-Oxley Act of 2002.