Form 10-Q
period 2003-06-30
MERIDIAN RESOURCE CORP
filed 2003-08-14
CIK 869369

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended: June 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Number of shares of common stock outstanding at August 6, 2003     50,204,101

                        THE MERIDIAN RESOURCE CORPORATION
                          QUARTERLY REPORT ON FORM 10-Q


                                      INDEX
                                                                                                          Page
                                                                                                         Number
                                                                                                         ------
PART I  -  FINANCIAL INFORMATION

     Item 1.  Financial Statements

                  Consolidated Statements of Operations (unaudited) for the
                     Three Months and Six Months Ended June 30, 2003 and 2002                                3

                  Consolidated Balance Sheets as of June 30, 2003 (unaudited)
                     and December 31, 2002                                                                   4

                  Consolidated Statements of Cash Flows (unaudited) for the
                     Six Months Ended June 30, 2003 and 2002                                                 6

                  Notes to Consolidated Financial Statements (unaudited)                                     7

     Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                                    14

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                    25

     Item 4.  Controls and Procedures                                                                       26


PART II  -  OTHER INFORMATION

     Item 1.  Legal Proceedings                                                                             27

     Item 6.  Exhibits and Reports on Form 8-K                                                              27


SIGNATURES                                                                                                  28

                         PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (thousands of dollars, except per share information)
                                   (unaudited)

                                                                 THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                      JUNE 30,                       JUNE 30,
                                                            ----------------------------     --------------------------
REVENUES:                                                       2003             2002           2003            2002
                                                            -----------      -----------     ----------     -----------
      Oil and natural gas                                   $    29,603      $    31,661     $   58,590     $    56,270
      Price risk management activities                               --              670             --            (135)
      Interest and other                                             51              142             89             186
                                                            -----------      -----------     ----------     -----------
                                                                 29,654           32,473         58,679          56,321
                                                            -----------      -----------     ----------     -----------
OPERATING COSTS AND EXPENSES:
      Oil and natural gas operating                               2,803            3,013          5,287           6,102
      Severance and ad valorem taxes                              1,548            2,400          3,367           5,117
      Depletion and depreciation                                 15,187           13,558         29,842          26,919
      Accretion expense                                             128               --            256              --
      General and administrative                                  2,972            2,984          5,782           6,242
                                                            -----------      -----------     ----------     -----------
                                                                 22,638           21,955         44,534          44,380
                                                            -----------      -----------     ----------     -----------
EARNINGS BEFORE INTEREST AND INCOME TAXES                         7,016           10,518         14,145          11,941
                                                            -----------      -----------     ----------     -----------
OTHER EXPENSES:
      Interest expense                                            3,611            3,744          6,229           7,644
                                                            -----------      -----------     ----------     -----------
EARNINGS (LOSS) BEFORE INCOME TAXES                               3,405            6,774          7,916           4,297
                                                            -----------      -----------     ----------     -----------
INCOME TAXES
      Current                                                        --              100             --             100
      Deferred                                                       --            2,400             --           1,500
                                                            -----------      -----------     ----------     -----------
                                                                     --            2,500             --           1,600
                                                            -----------      -----------     ----------     -----------
NET EARNINGS (LOSS) BEFORE CUMULATIVE
      EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                    3,405            4,274          7,916           2,697
      Cumulative effect of change in accounting principle            --               --         (1,309)             --
                                                            -----------      -----------     ----------     -----------
NET EARNINGS (LOSS)                                               3,405            4,274          6,607           2,697
      Dividends on preferred stock                                1,481            1,102          2,962           1,102
                                                            -----------      -----------     ----------     -----------
NET EARNINGS (LOSS) APPLICABLE
      TO COMMON STOCKHOLDERS                                $     1,924      $     3,172     $    3,645     $     1,595
                                                            ===========      ===========     ==========     ===========
NET EARNINGS (LOSS) PER SHARE BEFORE CUMULATIVE
      EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE
      Basic and Diluted                                     $      0.04      $      0.06     $     0.10     $      0.03
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
      ACCOUNTING PRINCIPLE PER SHARE:
      Basic and Diluted                                     $        --      $        --     $    (0.03)    $        --
                                                            -----------      -----------     ----------     -----------
NET EARNINGS (LOSS) PER SHARE:
      Basic and Diluted                                     $      0.04      $       0.06    $     0.07     $      0.03
                                                            ===========      ===========     ==========     ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
      Basic and Diluted                                          50,163           49,916         50,126          49,551
                                                            ===========      ===========     ==========     ===========

                 See notes to consolidated financial statements.

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (thousands of dollars)

                                                                                  JUNE 30,         DECEMBER 31,
                                                                                    2003              2002
                                                                                 ------------     ------------
                                                                                (unaudited)
ASSETS
------
CURRENT ASSETS:
Cash and cash equivalents                                                        $      10,132    $      7,287
Accounts receivable, less allowance
  for doubtful accounts
  $833 [2003 and 2002]                                                                  28,832          24,167
Due from affiliates                                                                      1,029           1,557
Prepaid expenses and other                                                               3,464           2,221
Assets from price risk management activities                                             2,030             604
                                                                                 -------------    ------------

      Total current assets                                                              45,487          35,836
                                                                                 -------------    ------------
PROPERTY AND EQUIPMENT:
Oil and natural gas properties, full cost method (including
  $22,581 [2003] and $18,993 [2002] not
  subject to depletion)                                                              1,197,230       1,162,436
Land                                                                                       478             478
Equipment                                                                                9,964           9,913
                                                                                 -------------    ------------
                                                                                     1,207,672       1,172,827
Less accumulated depletion and depreciation                                            791,696         761,854
                                                                                 -------------    ------------
         Total property and equipment, net                                             415,976         410,973
                                                                                 -------------    ------------
OTHER ASSETS:
Assets from price risk management activities                                               145             292
Deferred tax asset                                                                       4,415           2,560
Other                                                                                    5,568           6,579
                                                                                 -------------    ------------
         Total other assets                                                             10,128           9,431
                                                                                 -------------    ------------
         Total assets                                                            $     471,591    $    456,240
                                                                                 =============    ============

                 See notes to consolidated financial statements.

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (continued)
                             (thousands of dollars)

                                                                                  JUNE 30,         DECEMBER 31,
                                                                                    2003              2002
                                                                                 ------------     ------------
                                                                                (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                                 $     14,613     $     16,842
Revenues and royalties payable                                                         14,426           12,378
Notes payable                                                                           1,084              831
Accrued liabilities                                                                    11,370            9,958
Liabilities from price risk management activities                                      10,961            6,781
Current income taxes payable                                                              931              931
Current portion long-term debt                                                         34,000           35,250
                                                                                 ------------     ------------
     Total current liabilities                                                         87,385           82,971
                                                                                 ------------     ------------
LONG-TERM DEBT                                                                        148,500          148,500
                                                                                 ------------     ------------
9 1/2% CONVERTIBLE SUBORDINATED NOTES                                                  20,000           20,000
                                                                                 ------------     ------------
OTHER:
Liabilities from price risk management activities                                       3,827            1,686
Abandonment costs                                                                       4,779               --
                                                                                 ------------     ------------
                                                                                        8,606            1,686
REDEEMABLE PREFERRED STOCK:
Preferred stock, $1.00 par value (1,500,000 shares authorized,
     726,500 [2003] and 696,900 [2002] shares of Series C
     Redeemable Convertible Preferred Stock issued at stated value)                    72,650           69,690
                                                                                 ------------     ------------
STOCKHOLDERS' EQUITY:
Common stock, $0.01 par value (200,000,000 shares authorized,
     53,868,343 [2003 and 2002] issued)                                                   564              557
Additional paid-in capital                                                            378,262          378,215
Accumulated deficit                                                                  (206,093)        (209,738)
Accumulated other comprehensive loss                                                   (8,383)          (4,938)
Unamortized deferred compensation                                                        (311)            (356)
                                                                                 ------------     ------------
                                                                                      164,039          163,740
Less treasury stock, at cost (3,684,741 shares [2003] and
     3,779,225 [2002] shares)                                                          29,589           30,347
                                                                                 ------------     ------------
     Total stockholders' equity                                                       134,450          133,393
                                                                                 ------------     ------------
     Total liabilities and stockholders' equity                                  $    471,591     $    456,240
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

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (thousands of dollars)
                                   (unaudited)

                                                                                        SIX MONTHS ENDED
                                                                                             JUNE 30,
                                                                               ----------------------------------
                                                                                    2003                 2002
                                                                               -------------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                                    $       6,607       $     2,697
Adjustments to reconcile net earnings to net cash
     provided by operating activities:
     Cumulative effect of change in accounting principle                                1,309                 --
     Depletion and depreciation                                                        29,842             26,919
     Amortization of other assets                                                       1,137              1,092
     Non-cash compensation                                                                676                827
     Non-cash price risk management activities                                             --                135
     Accretion expense                                                                    256                 --
     Deferred income taxes                                                                 --              1,500
Changes in assets and liabilities:
     Accounts receivable                                                               (4,665)            (3,876)
     Due from affiliates                                                                  528             (1,593)
     Prepaid expenses and other                                                        (1,243)            (1,643)
     Accounts payable                                                                  (2,229)           (29,882)
     Revenues and royalties payable                                                     2,048                587
     Accrued liabilities and other                                                      1,153             (6,266)
                                                                                -------------       ------------
Net cash provided by (used in) operating activities                                    35,419             (9,503)
                                                                                -------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and equipment                                              (31,669)           (29,656)
     Sale of property and equipment                                                        39                548
                                                                                -------------       ------------
Net cash used in investing activities                                                 (31,630)           (29,108)
                                                                                -------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Redeemable preferred stock                                                            --             66,850
     Reductions in long-term debt                                                      (1,250)           (20,000)
     Proceeds from notes payable                                                        1,439              1,307
     Reductions in notes payable                                                       (1,187)              (763)
     Issuance of stock/exercise of options                                                180                122
     Preferred dividends                                                                   --                 --
     Additions to deferred loan costs                                                    (126)            (4,181)
                                                                                -------------       ------------
Net cash provided by (used in) financing activities                                      (944)            43,335
                                                                                -------------       ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                 2,845              4,724
     Cash and cash equivalents at beginning of period                                   7,287             14,340
                                                                                -------------       ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $      10,132       $     19,064
                                                                                =============       ============

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

The financial statements included herein as of June 30, 2003, and for the three and six month periods ended June 30, 2003 and 2002, are unaudited, and in the opinion of management, the information furnished reflects all material adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented. Certain minor reclassifications of prior period statements have been made to conform to current reporting practices.

2.       DEBT

CREDIT FACILITY. During August 2002, the Company replaced its Chase Manhattan Bank Credit Facility with a new three-year $175 million underwritten senior secured credit agreement (the "Credit Agreement") with Societe Generale, as administrative agent, lead arranger and book runner, and Fortis Capital Corp., as co-lead arranger and documentation agent. Borrowings under the Credit Agreement mature on August 13, 2005. The initial borrowing base under the existing Credit Agreement was established on September 23, 2002, at $165 million, with the first borrowing base redetermination date scheduled for November 30, 2002. The parties to the Credit Agreement entered into an amendment of the Agreement, effective March 31, 2003, to eliminate the November 30, 2002, redetermination date and to reschedule the borrowing base redetermination date for April 30, 2003, with quarterly redetermination thereafter.

On March 31, 2003, the Company received notice from its senior lenders that effective April 30, 2003, the borrowing base was established at $138.5 million. Accordingly, the Company has reflected the difference of $26.5 million as a current maturity of its long-term debt and was required to make up the deficiency through the addition of reserves or value to its current reserve base or pay the senior lenders the noticed deficiency within 90 days of the effective date of April 30, 2003. On July 29, 2003, the lenders consented to an extension until September 12, 2003. Though no assurances can be made that sufficient funds will be available to pay this deficiency, management believes that it can satisfy this deficiency through a combination of the addition of reserves, third-party financing, property sales and cash flow.

In addition to the scheduled quarterly borrowing base redeterminations, the lenders or borrower, under the Credit Agreement, have the right to redetermine the borrowing base at any time once during each calendar year. Borrowings under the Credit Agreement are secured by pledges of outstanding capital stock of the Company's subsidiaries and a mortgage on the Company's oil and natural gas properties of at least 90% of its present value of proved properties. The Credit Agreement contains various restrictive covenants, including, among other items, maintenance of certain financial ratios and restrictions on cash dividends on Common Stock and under certain circumstances Preferred Stock and an unqualified audit report on the Company's consolidated financial statements beginning with those as of and for the year ended December 31, 2002. The Company has received from the senior lenders a waiver of the covenant that would have triggered an event of default as a result of the independent auditors' report which contained a "going concern" modification for our 2002 consolidated financial statements.

Under the Credit Agreement, the Company may secure either (i) an alternative base rate loan that bears interest at a rate per annum equal to the greater of the administrative agent's prime rate plus an additional 0.5% to 1.5% depending on the ratio of the aggregate outstanding loans and letters of credit to the borrowing base; or a federal funds-based rate plus 1/2 of 1% or (ii) a Eurodollar base rate loan that bears interest, generally, at a rate per annum equal to the London interbank offered rate ("LIBOR") plus 1.5% to 2.5%, depending on the ratio of the aggregate outstanding loans and letters of credit to the borrowing base. The Credit Agreement also provides for commitment fees ranging from 0.375% to 0.5% per annum.

SUBORDINATED CREDIT AGREEMENT. The Company extended and amended a short-term subordinated credit agreement with Fortis Capital Corporation for $25 million on April 5, 2002, with a maturity date of December 31, 2004. The notes are unsecured and contain customary events of default, but do not contain any maintenance or other restrictive covenants. The interest rate is LIBOR plus 4.5% through December 31, 2002, LIBOR plus 5.5% from January 1, 2003, through August 31, 2003, and LIBOR plus 6.5% from September 1, 2003, through December 31, 2004. Note payments of $5 million each are due on August 31, 2003 and April 30, 2004, with the remaining $5 million payable on December 31, 2004. Note payments totaling $1.25 million were paid in January 2003, bringing the outstanding balance to $17.5 million. An additional $2.5 million that is currently due has been deferred in conjunction with the March 31, 2003, amendment to the Credit Agreement. No amounts are payable under this subordinated debt until any and all borrowing base deficiencies under the Credit Agreement are satisfied. The Company is in compliance with the terms of this agreement.

3.       EARNINGS PER SHARE (in thousands, except per share)

The following tables set forth the computation of basic and diluted net earnings per share:


                                                                                 THREE MONTHS ENDED JUNE 30,
                                                                                2003                   2002
                                                                           --------------         --------------
Numerator:
     Net earnings applicable to common stockholders                        $        1,924         $        3,172
     Plus income impact of assumed conversions:
         Preferred stock dividends                                                  1,481                  1,102
         Interest on convertible subordinated notes                                   309                    309
                                                                           --------------         --------------
     Net earnings applicable to common stockholders
         plus assumed conversions                                          $        3,714         $        4,583
                                                                           --------------         --------------
Denominator:
     Denominator for basic net earnings per
         share - weighted-average shares outstanding                               50,163                 49,916
Effect of potentially dilutive common shares:
     Redeemable preferred stock                                                       N/A                    N/A
     Convertible subordinated notes                                                   N/A                    N/A
     Employee and director stock options                                              N/A                    N/A
     Warrants                                                                         N/A                    N/A
                                                                           --------------         --------------
     Denominator for diluted net earnings per
         share - weighted-average shares outstanding
         and assumed conversions                                                   50,163                 49,916
                                                                           ==============         ==============
Basic net earnings per share                                               $         0.04         $         0.06
                                                                           ==============         ==============
Diluted net earnings per share                                             $         0.04         $         0.06
                                                                           ==============         ==============

                                                                                 SIX MONTHS ENDED JUNE 30,

                                                                                2003                   2002
                                                                           --------------         --------------

Numerator:
     Net earnings applicable to common stockholders                        $        3,645         $        1,595
     Plus income impact of assumed conversions:
         Preferred stock dividends                                                  2,962                  1,102
         Interest on convertible subordinated notes                                   618                    618
                                                                           --------------         --------------
     Net earnings applicable to common stockholders
         plus assumed conversions                                          $        7,225         $        3,315
                                                                           --------------         --------------
Denominator:
     Denominator for basic net earnings per
         share - weighted-average shares outstanding                               50,126                 49,551
Effect of potentially dilutive common shares:
     Redeemable preferred stock                                                       N/A                    N/A
     Convertible subordinated notes                                                   N/A                    N/A
     Employee and director stock options                                              N/A                    N/A
     Warrants                                                                         N/A                    N/A
                                                                           --------------         --------------
     Denominator for diluted net earnings per
         share - weighted-average shares outstanding
         and assumed conversions                                                   50,126                 49,551
                                                                           ==============         ==============
Basic net earnings per share                                               $         0.07         $         0.03
                                                                           ==============         ==============
Diluted net earnings per share                                             $         0.07         $         0.03
                                                                           ==============         ==============

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

These swaps have been designated as cash flow hedges as provided by Statement of Financial Accounting Standards (SFAS) No. 133 and any changes in fair value of the cash flow hedge resulting from ineffectiveness of the hedge is reported in the consolidated statement of operation as revenues.

The estimated June 30, 2003, fair value of the Company's oil and natural gas swaps is an unrealized loss of $12.6 million ($8.2 million net of tax) recognized in other comprehensive income. Based upon June 30, 2003, oil and natural gas commodity prices, approximately $8.9 million of the loss deferred in other comprehensive income is expected to lower gross revenues over the next twelve months when the revenues are generated. The swap agreements expire at various dates through July 31, 2005.

Payments under these swap agreements reduced oil and natural gas revenues by $3,026,000 for the three months and $10,131,000 for the six months ended June 30, 2003, as a result of hedging transactions.

The notional amount is equal to the total net volumetric hedge position of the Company during the periods presented. The positions effectively hedge approximately 19% of our proved developed natural gas production and 74% of our proved developed oil production. The fair values of the hedges are based on the difference between the strike price and the New York Mercantile Exchange future prices for the applicable trading months.

                                                                  Weighted Average          Fair Value (unrealized)
                                               Notional             Strike Price                at June 30, 2003
                                                Amount              ($ per unit)                 (in thousands)
                                              ---------         -------------------       ----------------------
Natural Gas (mmbtu)
July 2003 - June 2005                         5,820,000         $              3.77        $               8,754
Oil (bbls)
July 2003 - July 2005                         1,451,000         $             24.04        $               3,859
                                                                                           ---------------------
                                                                                           ---------------------
                                                                                           $              12,613
                                                                                           ---------------------

5.            STOCK-BASED COMPENSATION

SFAS 123, "Accounting for Stock-Based Compensation," as amended by SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As provided for under SFAS 123, there has been no amount of compensation expense recognized for the Company's stock option plans. The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees." Compensation expense is recorded for restricted stock awards over the requisite vesting periods based upon the market value on the date of the grant. The compensation expense incurred in the three month and six month periods ended June 30, 2003 and 2002, related to restricted stock awards totaled $10 thousand for each quarter, respectively.

The following is a reconciliation of reported earnings (loss) and earnings
(loss) per share as if the Company used the fair value method of accounting for stock-based compensation. Fair value is calculated using the Black-Scholes option pricing model. (In thousands, except per share data.)

                                                                                 Three Months Ended June 30,
                                                                                 --------------------------------
                                                                                      2003               2002
                                                                                 --------------     -------------
Net earnings (loss) applicable to common stockholders as reported ($000)         $        1,924     $       3,172

Stock-based compensation expense determined
under fair value method for all awards, net of tax ($000)                                    10                10

Net earnings (loss) applicable to common stockholders pro forma ($000)           $        1,914     $       3,162

Basic earnings (loss) per share:
      As reported                                                                $         0.04     $        0.06
      Pro forma                                                                  $         0.04     $        0.06

Diluted earnings (loss) per share:
      As reported                                                                $         0.04     $        0.06
      Pro forma                                                                  $         0.04     $        0.06

                                                                                     Six Months Ended June 30,
                                                                                 --------------------------------
                                                                                      2003               2002
                                                                                 --------------     -------------
Net earnings (loss) applicable to common stockholders as reported ($000)         $        3,645     $       1,595

Stock-based compensation expense determined
under fair value method for all awards, net of tax ($000)                                    20                20

Net earnings (loss) applicable to common stockholders pro forma ($000)           $        3,625     $       1,575

Basic earnings (loss) per share:
      As reported                                                                $         0.07     $        0.03
      Pro forma                                                                  $         0.07     $        0.03

Diluted earnings (loss) per share:
      As reported                                                                $         0.07     $        0.03
      Pro forma                                                                  $         0.07     $        0.03

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

Upon adoption, the Company recorded transition amounts for liabilities related to our wells, and the associated costs to be capitalized. A liability of $4.5 million was recorded to long-term liabilities and a net asset of $3.2 million was recorded to oil and natural gas properties on January 1, 2003. This resulted in a cumulative effect of an accounting change of ($1.3) million. Accretion expenses subsequent to the adoption of this accounting statement decreased net earnings $256 thousand in the first six months of 2003.

The pro forma effects of the application of SFAS 143 as if the statement had been adopted on January 1, 2002, is presented below (thousands of dollars except per share information):

                                                Three Months Ended June 30,           Six Months Ended June 30,
                                                -------------------------------    -------------------------------
                                                     2003              2002            2003              2002
                                                --------------    -------------    ------------     --------------
Net earnings (loss) as reported                 $        3,405    $       4,274    $      6,607     $        2,697
Additional accretion expense                                --             (117)             --               (234)
Cumulative effect of accounting change                      --               --           1,309                 --
                                                --------------    -------------    ------------     --------------
Pro forma net earnings (loss)                   $        3,405    $       4,157    $      7,916     $        2,463
Pro forma net earnings (loss) per share         $         0.04    $        0.06    $       0.10     $         0.03

The following table describes the change in the Company's asset retirement obligations for the period ended June 30, 2003, and the pro forma amounts for 2002 (thousands of dollars):

Asset retirement obligation at January 1, 2002           $           4,053
Accretion expense                                                      470
                                                         -----------------
Asset retirement obligation at December 31, 2002                     4,523
Accretion expense                                                      256
                                                         -----------------
Asset retirement obligation at June 30, 2003             $           4,779

7.       NEW ACCOUNTING PRONOUNCEMENT

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51". Interpretation No. 46 requires a company to consolidate a variable interest entity ("VIE") if the company has variable interest that is exposed to a majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur, or both. In addition, more extensive disclosure requirements apply to the primary and other significant variable owners of the VIE. This interpretation applies immediately to VIEs created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. It is also effective for the first fiscal year or interim period beginning after June 15, 2003, to VIEs in which a company holds a variable interest that is acquired before February 1, 2003. The guidance regarding this interpretation is extremely complex and, although we do not believe we have an interest in a VIE, the Company continues to assess the impact, if any, this interpretation will have on the Company's consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of Meridian's financial operations for the three months and six months ended June 30, 2003 and 2002. The notes to the Company's consolidated financial statements included in this report, as well as our Annual Report on Form 10-K for the year ended December 31, 2002 (and the notes attached thereto), should be read in conjunction with this discussion.

GENERAL

BUSINESS ACTIVITIES. During the first six months of 2003, Meridian's exploration activities have been focused primarily in the Company's Biloxi Marshlands acreage. We anticipate drilling and 3-D seismic activities in the Biloxi Marshlands acreage will comprise the majority of our capital budget for 2003.

During the second quarter of 2003, capital expenditures were focused primarily in our Biloxi Marshland play. The Company continued to increase its near term daily production rates by completing and placing on production two additional wells, the Biloxi Marshlands No. 6-2 and No. 7-1 wells. In early August, the Biloxi Marshlands No. 1-2 well was placed on production. With the addition of these three new wells, the Biloxi Marshlands project area has produced at rates as high as approximately 74 MMCF/D (44 MMCF/D net). However, this rate is dependent on the transporting pipeline's operating pressure, which is subject to fluctuations. Drilling operations are currently being conducted on the Company's Biloxi Marshlands No. 18-1 well which is drilling at approximately 9,300 feet.

Other activities during the second quarter of 2003 included the acquisition of 187 square miles of 3-D seismic data adjacent to and south and east of the recent well activity announced by the Company. It is anticipated that this new 3-D seismic data will form the basis of new project in this area.

Although the Company has identified as many as 5-7 prospective drilling opportunities in its Biloxi Marshland project area, future wells in this area during 2003 beyond the Biloxi Marshlands No. 18-1 well will depend on budget availability, permitting, leasing and access issues as well as the results and timing of completing the acquisition, processing and interpretation of the new 3-D seismic data currently being acquired.

In addition to the activities in the Biloxi Marshlands project area, the Company has recently logged Ship Shoal prospect which was spudded in early July 2003. Meridian owns a 43% working interest. The well tested the Lower Pleistocene sands at approximately 13,000 feet but was found to be noncommercial and is presently being plugged and abandoned by the operator. Net cost to Meridian was approximately $2 million.

Two significant workover and recompletions have been completed during 2003. The Avoca No. 47-1 well was placed back on production during May at a rate of 8 MMCFE/D. In addition, the Thibodaux No. 1 well was returned to production during July at a rate of 19 MMCFE/D. Collectively a net addition to Meridian of approximately 14 MMCFE/D, replacing production that was offstream during most of the second quarter of 2003.

INDUSTRY CONDITIONS. Revenues, profitability and future growth rates of Meridian are substantially dependent upon prevailing prices for oil and natural gas. Oil and natural gas prices have been extremely volatile in recent years and are affected by many factors outside of our control. Our average oil price (after adjustments for hedging activities) for the three months ended June 30, 2003, was $25.19 per barrel compared to $24.99 per barrel for the three months ended June 30, 2002, and $25.15 per barrel for the three months ended March 31, 2003. Our average oil price for the six months ended June 30, 2003, was $25.17 per barrel compared to $22.80 per barrel for the six months ended June 30, 2002. Our average natural gas price (after adjustments for hedging activities) for the three months ended June 30, 2003, was $5.39 per Mcf compared to $3.69 per Mcf for the three months ended June 30, 2002, and $5.82 per Mcf for the three months ended March 31, 2003. Our average natural gas price for the six months ended June 30, 2003, was $5.59 per Mcf compared to $3.08 per Mcf for the six months ended June 30, 2002. Fluctuations in prevailing prices for oil and natural gas have several important consequences to us, including affecting the level of cash flow received from our producing properties, the timing of exploration of certain prospects and our access to capital markets, which could impact our revenues, profitability and ability to maintain or increase our exploration and development program.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

OPERATING REVENUES. Second quarter 2003 oil and natural gas revenues decreased $2.1 million as compared to second quarter 2002 revenues, due to a 26% decrease in production volumes caused primarily from wells either being off production temporarily or impacted by mechanical issues. This was partially offset by a 27% increase in average commodity prices on a natural gas equivalent basis. The decrease in production was primarily a result of the Avoca 47-1 and Thibodaux No. 1 wells being out of production during the quarter, two Weeks Island wells encountering extraneous water production, which the Company is addressing with offset wells and natural production declines, primarily in the Thornwell, Gibson Humphries and Turtle Bayou fields. These reductions in production were partially offset by new production from the Biloxi Marshlands project area. Additional recoveries of production are expected from operations such as those conducted on the Avoca 47-1 and the Thibodaux No. 1 wells. It is expected that similar recoveries will occur as we conduct the operations in the Weeks Island field within the next 6-10 months. However, as always, there can be no assurances that other operations will be successful.

The following table summarizes the Company's operating revenues, production volumes and average sales prices for the three months ended June 30, 2003 and 2002:

                                   THREE MONTHS ENDED
                                        JUNE 30,                 INCREASE
                                  2003             2002          (DECREASE)
                                  ----             ----          ----------
Production Volumes:
     Oil (Mbbl)                     347              631            (45%)
     Natural gas (MMcf)           3,869            4,304            (10%)
     Mmcfe                        5,951            8,089            (26%)
Average Sales Prices:
     Oil (per Bbl)              $ 25.19          $ 24.99              1%
     Natural gas (per Mcf)      $  5.39          $  3.69             46%
     Mmcfe                      $  4.97          $  3.91             27%

Operating Revenues (000's):
     Oil                        $ 8,742          $15,768            (45%)
     Natural gas                 20,861           15,893             31%
                                -------          -------
     Total Operating Revenues   $29,603          $31,661             (7%)


OPERATING EXPENSES. Oil and natural gas operating expenses decreased $0.2 million (7%) to $2.8 million for the three months ended June 30, 2003, compared to $3.0 million for the same period in 2002. This decrease primarily resulted from reorganization of field operations enabling the Company to reduce labor and other field related costs. This area of cost controls is a continuing focus of the Company.

SEVERANCE AND AD VALOREM TAXES. Severance and ad valorem taxes decreased $0.9 million (36%) to $1.5 million for the second quarter of 2003, compared to $2.4 million during the same period in 2002. Meridian's oil and natural gas production is primarily from Louisiana, and is therefore subject to Louisiana severance tax. The severance tax rates for Louisiana are 12.5% of gross oil revenues and $0.122 per Mcf for natural gas, a decrease from $0.199 per Mcf effective in July 2002. Our decrease was primarily due to the decrease in oil and natural gas production and the decrease in the natural gas tax rate, partially offset by the increase in oil prices.

DEPLETION AND DEPRECIATION. Depletion and depreciation expense increased $1.6 million (12%) during the second quarter of 2003 to $15.2 million from $13.6 million for the same period of 2002. This was primarily a result of an increased depletion rate for 2003 over 2002, partially offset by the decrease in production volumes in 2003 from 2002 levels.

GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense was reported as $3.0 million for the three month periods ended June 30, 2003 and 2002, respectively. As previously announced, during the first quarter of 2003, the Company initiated reductions in staff to reflect its change in exploration strategy to lower risk, higher probability projects maintaining its focus in its niche region of south Louisiana and southeast Texas. Although the full impact of these reductions has not been recognized because of the severance packages that continued through this and future quarters it is anticipated that these changes will result in future savings in costs without sacrificing the Company's exploration efforts or opportunities. To date, it is anticipated that the changes have reduced salaries by approximately 25%.

INTEREST EXPENSE. Interest expense decreased $0.1 million (4%) to $3.6 million for the second quarter of 2003 in comparison to the second quarter of 2002. The decrease is primarily a result of the reduction in the balance outstanding for the revolving credit lines and a decrease in the interest rates from the prior year, partially offset by a recent lead bank calculation adjustment of $0.9 million to the rate used for the credit facility.

SIX MONTHS ENDED JUNE 30, 2003, COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

OPERATING REVENUES. Oil and natural gas revenues during the six months ended June 30, 2003, increased $2.3 million as compared to revenues during the six months ended June 30, 2002, due to average sales prices increasing 48% partially offset by a decrease in production volumes of 30%, both on a natural gas equivalent basis. The production decrease is primarily a result of the Avoca 47-1 and Thibodaux No. 1 wells being out of production during a portion of the 2003 period and of natural production declines, partially offset by new wells brought on during 2003, the full impact of which will not be fully realized until mid-third quarter 2003.

The following table summarizes production volumes, average sales prices and gross revenues for the six months ended June 30, 2003 and 2002.


                                          SIX MONTHS ENDED
                                              JUNE 30,               INCREASE
                                       2003             2002        (DECREASE)
                                       ----             ----        ----------
Production Volumes:
     Oil (Mbbl)                         744            1,264            (41%)
     Natural gas (MMcf)               7,132            8,900            (20%)
     Mmcfe                           11,597           16,484            (30%)

Average Sales Prices:
     Oil (Bbl)                      $ 25.17         $  22.80             10%
     Natural gas (Mcf)              $  5.59         $   3.08             81%
     MMcfe                          $  5.05         $   3.41             48%

Gross Revenues (000's):
     Oil                            $ 18,727        $ 28,822            (35%)
     Natural gas                      39,863          27,448             45%
                                    --------         -------

         Total                      $ 58,590        $ 56,270              4%

OPERATING EXPENSES. Oil and natural gas operating expenses decreased $0.8 million (13%) to $5.3 million for the six months ended June 30, 2003, compared to $6.1 million for the six months ended June 30, 2002. This decrease was primarily due to a reorganization involving a reduction in labor costs and increased emphasis in operating cost reductions. This area of cost controls is a continuing focus of the Company.

SEVERANCE AND AD VALOREM TAXES. Severance and ad valorem taxes decreased $1.7 million (34%) to $3.4 million for the six months ended June 30, 2003, compared to $5.1 million for the six months ended June 30, 2002. This decrease is largely attributable to the decrease in production, the decrease in oil revenues from the same period in 2002 and a decrease in the tax rate for natural gas. Meridian's production is primarily from southern Louisiana, and, therefore, is subject to a current tax rate of 12.5% of gross oil revenues and $0.122 per Mcf for natural gas. The tax rate for natural gas for the first half of 2002 was $0.199 per Mcf.

DEPLETION AND DEPRECIATION. Depletion and depreciation expense increased $2.9 million (11%) to $29.8 million during the first six months of 2003 from $26.9 million for the same period last year. This increase was primarily a result of increased depletion rate from 2002 levels, partially offset by the 30% decrease in production on an Mcfe basis from the comparable period in 2002.

GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense decreased $0.4 million (7%) to $5.8 million for the first six months of 2003 compared to $6.2 million during the first six months of 2002. This reduction is partially due to a reduction in professional and technical services during 2003 as compared to 2002 levels. As previously announced, during the first quarter of 2003 the Company initiated reductions in staff to reflect its change in exploration strategy to lower risk, higher probability projects maintaining its focus in its niche region of south Louisiana and southeast Texas. Although the full impact of these reductions has not been recognized due to the severance packages included, it is anticipated that these changes will result in future savings in costs without sacrificing the Company's exploration efforts or opportunities.

INTEREST EXPENSE. Interest expense decreased $1.4 million (19%) to $6.2 million during the first six months of 2003 compared to $7.6 million during the comparable period of 2002. The decrease is primarily a result of the reduction in debt and the Federal Reserve Bank's decrease in overall interest rates which has led to a decrease in the average interest rate on the credit facility.

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL. During the second quarter of 2003, Meridian's capital expenditures were internally financed with cash from operations. As of June 30, 2003, we had a cash balance of $10.1 million and a working capital deficit of $41.9 million. This deficit was made up primarily of $34 million of current maturities of long-term debt, and a $8.9 million net current liability associated with price risk management activities. Our strategy is to grow the Company prudently, taking advantage of the strong asset base built over the years to add reserves through the drill bit while maintaining a disciplined approach to costs. Where appropriate, we will allocate excess cash above capital expenditures to reduce leverage.

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

On March 31, 2003, the Company received notice from its senior lenders that effective April 30, 2003, the borrowing base was established at $138.5 million. Accordingly, the Company has reflected the difference of $26.5 million as a current maturity of its long-term debt and was required to make up the deficiency through the addition of reserves or value to its current reserve base or pay the senior lenders this deficiency within 90 days of the effective date of April 30, 2003. On July 29, 2003, the lenders consented to a 45 day extension of the deadline until September 12, 2003, enabling additional time for all parties to consider the various means by which the Company may achieve compliance and remove the borrowing base deficiency. As a result of the recent discoveries, additions to reserves and production, and anticipated additional cash flows, it is management's intent to use excess cash flow to reduce the total debt position without compromising its capital expenditures currently scheduled for its growth. Though no assurances can be made that sufficient funds will be available to pay this deficiency, management believes that it can satisfy this deficiency through a combination of the addition of reserves, third-party financing, property sales and cash flow.

In addition to the scheduled quarterly borrowing base redeterminations, the lenders under the Credit Agreement have the right to redetermine the borrowing base at any time once during each calendar year and the Company has the right to obtain a redetermination by the banks of the borrowing base once during each calendar year. Borrowings under the Credit Agreement are secured by pledges of outstanding capital stock of the Company's subsidiaries and a mortgage on the Company's oil and natural gas properties of at least 90% of its present value of proved properties. The Credit Agreement contains various restrictive covenants, including, among other items, maintenance of certain financial ratios and restrictions on cash dividends on Common Stock and an unqualified audit report on the Company's consolidated financial statements beginning with those as of and for the year ended December 31, 2002. Other than the borrowing base as calculated solely by the lender, the Company is in compliance with all financial ratios and loan covenants. The Company has received from the senior lenders a waiver of the covenant that would have triggered an event of default as a result of the independent auditors' report which contained a "going concern" modification for our 2002 consolidated financial statements. Borrowings under the Credit Agreement mature on August 13, 2005.

Under the Credit Agreement, the Company may secure either (i) an alternative base rate loan that bears interest at a rate per annum equal to the greater of the administrative agent's prime rate plus an additional 0.5% to 1.5% depending on the ratio of the aggregate outstanding loans and letters of credit to the borrowing base; or a federal funds-based rate plus 1/2 of 1% or (ii) a Eurodollar base rate loan that bears interest, generally, at a rate per annum equal to the London interbank offered rate ("LIBOR") plus 1.5% to 2.5%, depending on the ratio of the aggregate outstanding loans and letters of credit to the borrowing base. The Credit Agreement also provides for commitment fees ranging from 0.375% to 0.5% per annum.

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

CAPITAL RESOURCES AND LIQUIDITY As noted in our discussion of the Credit Facility, the agent bank, Societe Generale, noticed to the Company that it believes there is a $26.5 million borrowing base deficiency at April 30, 2003 that was to be satisfied by either sufficient additions to our proved reserves or repayment on or before July 29, 2003, to avoid an event of default. An event of default which is not cured results in the entire debt outstanding becoming due and payable, unless it is waived by the senior lenders or the Credit Agreement is otherwise amended. Also, repayment of $2.5 million, after our $1.25 million January 2003 payment, under our subordinated debt agreement is due but is deferred pending satisfaction of the borrowing base deficiency under the amended Credit Agreement. The $5 million subordinated debt repayment that will become due in August 2003 may also be subject to deferral for any borrowing base deficiencies that may exist at that time. The total amounts noticed as due or $34 million due under these agreements represents a significant component of our $41.9 million working capital deficiency at June 30, 2003.

In conjunction with the amendment to the Credit Agreement of March 31, 2003, the lenders permitted the Company to continue its capital expenditure program as scheduled. As a result, although significant new reserves have been recently added to the Company's reserves, the Company has paid only $2.5 million toward the reduction of its credit facility. To this end we have obtained a 45 day extension from our bank group to allow for a sufficient amount of time to negotiate a modification to our credit facility. Although we can make no assurances that we can successfully reach an agreement, we anticipate that the modification will take the form of an amortization schedule over a specified time period. We do not expect these monthly payments to impede our anticipated $30 to $35 million of capital expenditures for the remainder of the year.

Further, the Company continues to discuss with third parties the infusion of capital in the form of subordinated debt, equity or a combination of both. Although we can make no assurances as to when or in what amounts, if any, that third parties may agree to make any such investments on terms reasonably satisfactory to us, if we obtain such capital, the proceeds would be used primarily to reduce the current indebtedness of the senior credit facility as well as to fund capital expenditures for calendar year 2003.

Although there can be no assurances, additions to reserves, sufficient proceeds from the sale of non-strategic oil and natural gas properties and new subordinated debt or similar financing arrangements may be generated in sufficient time to satisfy our funding obligations under both the Credit Agreement and the subordinated debt agreement to permit an orderly reduction and restructuring of our debt capital.

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

These swaps have been designated as cash flow hedges as provided by SFAS 133 and any changes in fair value of the cash flow hedge resulting from ineffectiveness of the hedge is reported in the consolidated statement of operations as revenues.

CAPITAL EXPENDITURES. In the second quarter of 2003, Meridian's exploration activities have been focused primarily in the Company's Biloxi Marshlands acreage. As a result of the low-risk nature of this play and its confirmation with the recent drilling successes, we anticipate the drilling and 3-D seismic activities in the Biloxi Marshlands area will comprise the majority of our 2003 capital budget. We expect to spend approximately $30 to $35 million in capital expenditures during the last six months of the year.

DIVIDENDS. It is our policy to retain existing cash for reinvestment in our business, and therefore, we do not anticipate that dividends will be paid with respect to the Common Stock in the foreseeable future. During May 2002, the Company completed the private placement of $67 million of 8.5% redeemable convertible preferred stock and dividends are payable semi-annually. Under the terms of the Credit Agreement, dividend payments required during 2003 on the preferred stock have been paid-in-kind through our issuance of additional preferred stock.

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

Borrowing base for the Credit Facility. The Credit Agreement with Societe Generale and Fortis Capital Corp. is presently scheduled for borrowing base redetermination dates on a quarterly basis beginning April 30, 2003. The borrowing base is redetermined on numerous factors including current reserve estimates, reserves that have recently been added, current commodity prices, current production rates and estimated future net cash flows. These factors have associated risks with each of them. Significant reductions or increases in the borrowing base will be determined by these factors, which, to a significant extent, are not under the Company's control but largely dependent solely on the discretion of its lenders.

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

These swaps have been designated as cash flow hedges as provided by SFAS 133 and any changes in fair value of the cash flow hedge resulting from ineffectiveness of the hedge is reported in the consolidated statement of operations as revenues.

The estimated June 30, 2003, fair value of the Company's oil and natural gas swaps is an unrealized loss of $12.6 million ($8.2 million net of tax) recognized in other comprehensive income. Based upon June 30, 2003, oil and natural gas commodity prices, approximately $8.9 million of the loss deferred in other comprehensive income is expected to lower gross revenues over the next twelve months when the revenues are generated. The swap agreements expire at various dates through July 31, 2005.

Payments under these swap agreements reduced oil and natural gas revenues by $3,026,000 for the three months and $10,131,000 for the six months ended June 30, 2003, as a result of hedging transactions.

The notional amount is equal to the total net volumetric hedge position of the Company during the periods presented. The positions effectively hedge approximately 19% of our proved developed natural gas production and 74% of our proved developed oil production. The fair values of the hedges are based on the difference between the strike price and the New York Mercantile Exchange future prices for the applicable trading months.

                                                                  Weighted Average          Fair Value (unrealized)
                                               Notional             Strike Price                at June 30, 2003
                                                Amount              ($ per unit)                 (in thousands)
                                           -----------------    ----------------------     ---------------------------
Natural Gas (mmbtu)
July 2003 - June 2005                         5,820,000         $              3.77        $               8,754
Oil (bbls)
July 2003 - July 2005                         1,451,000         $             24.04        $               3,859
                                                                                           ---------------------
                                                                                           $              12,613
                                                                                           ---------------------

ITEM 4.       CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing of this report, an evaluation was conducted under the supervision and with the participation of Meridian's management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that the design and operation of our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of our evaluation.

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

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2 Certification of President pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.3 Certification of Chief Accounting Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2 Certification of President pursuant to Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C.
         Section 1350.

32.3 Certification of Chief Accounting Officer pursuant Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.


(b) The Company filed no reports on Form 8-K during the second quarter of 2003.

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





               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
               --------------------------------------------------
                                  (Registrant)







Date:    August 14, 2003                    By:  /s/  LLOYD V. DELANO
                                                 ------------------------------
                                                 Lloyd V. DeLano
                                                 Senior Vice President
                                                 Chief Accounting Officer

                               INDEX TO EXHIBITS


EXHIBIT NUMBER          DESCRIPTION
--------------          -----------

    31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

    31.2 Certification of President pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

    31.3 Certification of Chief Accounting Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

    32.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

    32.2 Certification of President pursuant to Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

    32.3 Certification of Chief Accounting Officer pursuant Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.