Form 10-Q
period 2003-09-30
MERIDIAN RESOURCE CORP
filed 2003-11-14
CIK 869369

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended: September 30, 2003

     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to _____________


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

        Registrant's telephone number, including area code: 281-597-7000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes  X  No
                                           ---    ---

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).     Yes  X   No
                                                    ---     ---

Number of shares of common stock outstanding at November 7, 2003      58,982,068

                        THE MERIDIAN RESOURCE CORPORATION
                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

                                                                                               Page
                                                                                              Number
                                                                                              ------
PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements

            Consolidated Statements of Operations (unaudited) for the
             Three Months and Nine Months Ended September 30, 2003 and 2002                      3

            Consolidated Balance Sheets as of September 30, 2003 (unaudited)
             and December 31, 2002                                                               4

            Consolidated Statements of Cash Flows (unaudited) for the
             Nine Months Ended September 30, 2003 and 2002                                       6

            Consolidated Statements of Changes in Stockholders' Equity (unaudited) for the
             Nine Months Ended September 30, 2003 and 2002                                       7

            Notes to Consolidated Financial Statements (unaudited)                               8

  Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                                  16

  Item 3. Quantitative and Qualitative Disclosures about Market Risk                            25

  Item 4. Controls and Procedures                                                               26


PART II - OTHER INFORMATION

  Item 1. Legal Proceedings                                                                     27

  Item 4. Submission of Matters to a Vote of Security Holders                                   27

  Item 6. Exhibits and Reports on Form 8-K                                                      28

SIGNATURES                                                                                      29

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (thousands of dollars, except per share information)
                                   (unaudited)

                                                         THREE MONTHS ENDED        NINE MONTHS ENDED
                                                            SEPTEMBER 30,            SEPTEMBER 30,
                                                         -------------------      --------------------
                                                          2003        2002         2003         2002
                                                         -------    --------      -------     --------
REVENUES:
  Oil and natural gas                                    $39,129    $ 26,445      $97,719     $ 82,715
  Price risk management activities                             -         222            -           87
  Interest and other                                         208         108          297          294
                                                         -------    --------      -------     --------
                                                          39,337      26,775       98,016       83,096
                                                         -------    --------      -------     --------
OPERATING COSTS AND EXPENSES:
  Oil and natural gas operating                            2,714       2,720        8,001        8,822
  Severance and ad valorem taxes                           2,025       1,519        5,392        6,636
  Depletion and depreciation                              22,497      19,262       52,339       46,181
  Accretion expense                                          145           -          401            -
  General and administrative                               2,880       2,862        8,662        9,104
  Impairment of long-lived assets                              -      69,124            -       69,124
                                                         -------    --------      -------     --------
                                                          30,261      95,487       74,795      139,867
                                                         -------    --------      -------     --------
EARNINGS (LOSS) BEFORE INTEREST AND INCOME TAXES           9,076     (68,712)      23,221      (56,771)
                                                         -------    --------      -------     --------

OTHER EXPENSES:
  Interest expense                                         2,811       3,708        8,755       11,312
  Credit facility retirement costs                             -       1,202            -        1,202
                                                         -------    --------      -------     --------
EARNINGS (LOSS) BEFORE INCOME TAXES                        6,265     (73,622)      14,466      (69,285)
                                                         -------    --------      -------     --------
INCOME TAXES
  Current                                                   (490)          -         (490)         100
  Deferred                                                 2,100     (23,800)       2,100      (22,300)
                                                         -------    --------      -------     --------
                                                           1,610     (23,800)       1,610      (22,200)
                                                         -------    --------      -------     --------
EARNINGS (LOSS) BEFORE CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE:                4,655     (49,822)      12,856      (47,085)
  Cumulative effect of change in accounting principle          -           -       (1,309)           -
                                                         -------    --------      -------     --------
NET EARNINGS (LOSS):                                       4,655     (49,822)      11,547      (47,085)
  Dividends on preferred stock                             1,690       1,562        4,937        2,704
                                                         -------    --------      -------     --------
NET EARNINGS (LOSS) APPLICABLE
 TO COMMON STOCKHOLDERS                                  $ 2,965    $(51,384)     $ 6,610     $(49,789)
                                                         =======    ========      =======     ========
NET EARNINGS (LOSS) PER SHARE BEFORE CUMULATIVE
 EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE
  Basic                                                  $  0.06    $  (1.03)     $  0.16     $  (1.00)
  Diluted                                                $  0.05    $  (1.03)     $  0.15     $  (1.00)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
 ACCOUNTING PRINCIPLE PER SHARE:
  Basic and Diluted                                      $     -    $      -      $ (0.03)    $      -
                                                         -------    --------      -------     --------
NET EARNINGS (LOSS) PER SHARE:
  Basic                                                  $  0.06    $  (1.03)     $  0.13     $  (1.00)
                                                         =======    ========      =======     ========
  Diluted                                                $  0.05    $  (1.03)     $  0.12     $  (1.00)
                                                         =======    ========      =======     ========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
  Basic                                                   53,532      49,946       51,274       49,685
                                                         =======    ========      =======     ========
  Diluted                                                 62,014      49,946       54,764       49,685
                                                         =======    ========      =======     ========

                 See notes to consolidated financial statements.

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (thousands of dollars)

                                                               SEPTEMBER 30,   DECEMBER 31,
                                                                   2003            2002
                                                               -------------   ------------
                                                                (unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                        $   17,599     $    7,287
Accounts receivable, less allowance for doubtful accounts of
 $833 [2003 and 2002]                                                24,312         24,167
Due from affiliates                                                   2,895          1,557
Prepaid expenses and other                                            3,733          2,221
Assets from price risk management activities                          1,209            604
                                                                 ----------     ----------
     Total current assets                                            49,748         35,836
                                                                 ----------     ----------
PROPERTY AND EQUIPMENT:
Oil and natural gas properties, full cost method (including
 $30,416 [2003] and $18,993 [2002] not
 subject to depletion)                                            1,217,781      1,162,436
Land                                                                    478            478
Equipment and other                                                   9,807          9,913
                                                                 ----------     ----------
                                                                  1,228,066      1,172,827
Less accumulated depletion and depreciation                         814,132        761,854
                                                                 ----------     ----------
     Total property and equipment, net                              413,934        410,973
                                                                 ----------     ----------
OTHER ASSETS:
Assets from price risk management activities                            133            292
Deferred tax asset                                                    2,994          2,560
Other                                                                 5,039          6,579
                                                                 ----------     ----------
     Total other assets                                               8,166          9,431
                                                                 ----------     ----------
     Total assets                                                $  471,848     $  456,240
                                                                 ==========     ==========

                 See notes to consolidated financial statements.

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (continued)
                             (thousands of dollars)

                                                                   SEPTEMBER 30,    DECEMBER 31,
                                                                       2003            2002
                                                                   -------------    ------------
                                                                    (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                     $  10,556       $  16,842
Revenues and royalties payable                                          15,477          12,378
Notes payable                                                              930             831
Accrued liabilities                                                     13,527           9,958
Liabilities from price risk management activities                        7,191           6,781
Current income taxes payable                                               441             931
Current portion long-term debt                                           5,000          35,250
                                                                     ---------       ---------
     Total current liabilities                                          53,122          82,971
                                                                     ---------       ---------
LONG-TERM DEBT                                                         143,320         148,500
                                                                     ---------       ---------
9 1/2% CONVERTIBLE SUBORDINATED NOTES                                   20,000          20,000
                                                                     ---------       ---------

                                                                     ---------       ---------
DEFERRED INCOME TAXES                                                    2,100               -
                                                                     ---------       ---------
OTHER:
Liabilities from price risk management activities                        2,705           1,686
Abandonment costs                                                        4,086               -
                                                                     ---------       ---------
                                                                         6,791           1,686
                                                                     ---------       ---------
REDEEMABLE PREFERRED STOCK:
Preferred stock, $1.00 par value (1,500,000 shares authorized,
 726,500 [2003] and 696,900 [2002] shares of Series C
 Redeemable Convertible Preferred Stock issued at stated value)         72,650          69,690
                                                                     ---------       ---------
STOCKHOLDERS' EQUITY:
Common stock, $0.01 par value (200,000,000 shares authorized,
 58,965,638 [2003] and 53,868,343 [2002] issued)                           616             557
Additional paid-in capital                                             382,467         378,215
Accumulated deficit                                                   (203,128)       (209,738)
Accumulated other comprehensive loss                                    (5,744)         (4,938)
Unamortized deferred compensation                                         (346)           (356)
                                                                     ---------       ---------
                                                                       173,865         163,740
Less treasury stock, at cost (3,779,225 [2002] shares)                       -          30,347
                                                                     ---------       ---------
     Total stockholders' equity                                        173,865         133,393
                                                                     ---------       ---------
     Total liabilities and stockholders' equity                      $ 471,848       $ 456,240
                                                                     =========       =========

                 See notes to consolidated financial statements.

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (thousands of dollars)
                                   (unaudited)

                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                            ---------------------
                                                              2003         2002
                                                            --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)                                         $ 11,547     $(47,085)
Adjustments to reconcile net earnings (loss) to net cash
 provided by operating activities:
  Cumulative effect of change in accounting principle          1,309            -
  Depletion and depreciation                                  52,339       46,181
  Amortization of other assets                                 1,280        1,606
  Credit facility retirement costs                                 -        1,202
  Non-cash compensation                                        1,063        1,246
  Non-cash price risk management activities                        -          (87)
  Accretion expense                                              401            -
  Impairment of long-lived assets                                  -       69,124
  Deferred income taxes                                        2,100      (22,300)
Changes in assets and liabilities:
  Accounts receivable                                           (145)         198
  Due from affiliates                                         (1,338)      (1,186)
  Prepaid expenses and other                                  (1,512)        (960)
  Accounts payable                                            (6,286)     (21,007)
  Revenues and royalties payable                               3,099        1,041
  Accrued liabilities and other                                1,276       (7,240)
                                                            --------     --------
Net cash provided by operating activities                     65,133       20,733
                                                            --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                        (55,552)     (55,685)
  Sale of property and equipment                               2,628          461
                                                            --------     --------
Net cash used in investing activities                        (52,924)     (55,224)
                                                            --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Redeemable preferred stock                                       -       66,850
  Reductions in long-term debt                               (35,430)     (25,000)
  Net proceeds from notes payable                                 99          257
  Issuance of stock/exercise of options                       33,605          218
  Preferred dividends                                              -       (1,102)
  Additions to deferred loan costs                              (171)      (6,868)
                                                            --------     --------
Net cash provided by (used in) financing activities           (1,897)      34,355
                                                            --------     --------
NET CHANGE IN CASH AND CASH EQUIVALENTS                       10,312         (136)
  Cash and cash equivalents at beginning of period             7,287       14,340
                                                            --------     --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $ 17,599     $ 14,204
                                                            ========     ========

                 See notes to consolidated financial statements.

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
            EQUITY NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002 (in
                              thousands and shares)

                                               Common Stock
                                              --------------  Additional               Unamortized
                                                       Par     Paid-In    Accumulated    Deferred
                                              Shares  Value    Capital     (Deficit)   Compensation
                                              ------  ------  ----------  -----------  ------------
Balance, December 31, 2001                    47,974  $  553   $393,280    $(157,726)   $  (386)
  Issuance of rights to common stock               -       3      1,240            -     (1,242)
  Company's 401(k) plan contribution              74       -       (375)           -          -
  Issuance of shares as compensation           1,941       -    (15,586)           -          -
  Fractional share adjustments                     2       -          -            -          -
  Compensation expense                             -       -          -            -      1,246
  Accum. other comprehensive loss                  -       -          -            -          -
  Preferred dividends                              -       -          -       (2,704)         -
  Net (loss)                                       -       -          -      (47,085)         -
                                              ------  ------   --------    ---------    -------
Balance, September 30, 2002                   49,991  $  556   $378,559    $(207,515)   $  (382)
                                              ======  ======   ========    =========    =======

Balance, December 31, 2002                    50,089  $  557   $378,215    $(209,738)   $  (356)
  Issuance of rights to common stock               -       8      1,045            -     (1,053)
  Company's 401(k) plan contribution              93       -       (569)           -          -
  Exercise of stock options                       80       1         78            -          -
  Compensation expense                             -       -          -            -      1,063
  Issuance of shares from stock offering       8,704      50      3,698            -          -
  Accum. other comprehensive loss                  -       -          -            -          -
  Preferred dividends                              -       -          -       (4,937)         -
  Net earnings                                     -       -          -       11,547          -
                                              ------  ------   --------    ---------    -------
Balance, September 30, 2003                   58,966  $  616   $382,467    $(203,128)   $  (346)
                                              ======  ======   ========    =========    =======
                                              Accumulated
                                                  Other       Treasury Stock
                                              Comprehensive  ----------------
                                                  Loss       Shares    Cost       Total
                                              -------------  ------  --------   --------
Balance, December 31, 2001                      $  (185)      5,892  $(47,315)  $188,221
  Issuance of rights to common stock                  -           -         -          1
  Company's 401(k) plan contribution                  -         (74)      593        218
  Issuance of shares as compensation                  -      (1,941)   15,586          -
  Fractional share adjustments                        -           -         -          -
  Compensation expense                                -           -         -      1,246
  Accum. other comprehensive loss                (4,003)          -         -     (4,003)
  Preferred dividends                                 -           -         -     (2,704)
  Net (loss)                                          -           -         -    (47,085)
                                                -------       -----  --------   --------
Balance, September 30, 2002                     $(4,188)      3,877  $(31,136)  $135,894
                                                =======       =====  ========   ========

Balance, December 31, 2002                      $(4,938)      3,779  $(30,347)  $133,393
  Issuance of rights to common stock                  -           -         -          -
  Company's 401(k) plan contribution                  -         (93)      747        178
  Exercise of stock options                           -         (22)      177        256
  Compensation expense                                -           -         -      1,063
  Issuance of shares from stock offering              -      (3,664)   29,423     33,171
  Accum. other comprehensive loss                  (806)          -         -       (806)
  Preferred dividends                                 -           -         -     (4,937)
  Net earnings                                        -           -         -     11,547
                                                -------       -----  --------   --------
Balance, September 30, 2003                     $(5,744)          -  $      -   $173,865
                                                =======       =====  ========   ========

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

The financial statements included herein as of September 30, 2003, and for the three and nine month periods ended September 30, 2003 and 2002, are unaudited, and in the opinion of management, the information furnished reflects all material adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented. Certain minor reclassifications of prior period statements have been made to conform to current reporting practices. The results of operations for interim periods are not necessarily indicative of results to be expected for a full year.

2.   DEBT

CREDIT FACILITY. During August 2002, the Company replaced its Chase Manhattan Bank Credit Facility with a new three-year $175 million underwritten senior secured credit agreement (the "Credit Agreement") with Societe Generale as administrative agent, lead arranger and book runner, and Fortis Capital Corporation, as co-lead arranger and documentation agent. Borrowings under the Credit Agreement mature on August 13, 2005. The borrowing base is currently set at $138.5 million and is scheduled to be redetermined and be effective on January 31, 2004. Credit Facility payments of $26.7 million have been made during the first nine months of 2003, bringing the outstanding balance to $138.3 million as of September 30, 2003. In October 2003, the Company made $8.0 million in debt repayments and anticipates that it will continue to make debt repayments during the remainder of the year.

In addition to the scheduled quarterly borrowing base redeterminations, the lenders or borrower, under the Credit Agreement, have the right to redetermine the borrowing base at any time, once during each calendar year. Borrowings under the Credit Agreement are secured by pledges of outstanding capital stock of the Company's subsidiaries and a mortgage on the Company's oil and natural gas properties of at least 90% of its present value of proved properties. The Credit Agreement contains various restrictive covenants, including, among other items, maintenance of certain financial ratios and restrictions on cash dividends on Common Stock and under certain circumstances Preferred Stock, and an unqualified audit report on the Company's consolidated financial statements beginning with those as of and for the year ended December 31, 2002. The Company has received from the senior lenders a waiver of the covenant that would have triggered an event of default as a result of the independent auditors' report which contained a "going concern" modification for our 2002 consolidated financial statements.

Under the Credit Agreement, the Company may secure either (i) an alternative base rate loan that bears interest at a rate per annum equal to the greater of the administrative agent's prime rate, plus an additional 0.5% to 1.5% depending on the ratio of the aggregate outstanding loans and letters of credit to the borrowing base or a federal funds-based rate plus 1/2 of 1% or; (ii) a Eurodollar base rate loan that bears interest, generally, at a rate per annum equal to the London interbank offered rate ("LIBOR") plus 1.5% to 2.5%, depending on the ratio of the aggregate outstanding loans and letters of credit to the borrowing base. The Credit Agreement also provides for commitment fees ranging from 0.375% to 0.5% per annum.

SUBORDINATED CREDIT AGREEMENT. The Company extended and amended a short-term subordinated credit agreement with Fortis Capital Corporation for $25 million on April 5, 2002, with a maturity date of December 31, 2004. The notes are unsecured and contain customary events of default, but do not contain any maintenance or other restrictive covenants. The interest rate is LIBOR plus 4.5% through December 31, 2002, LIBOR plus 5.5% from January 1, 2003, through August 31, 2003, and LIBOR plus 6.5% from September 1, 2003, through December 31, 2004. A note payment of $5 million is due on April 30, 2004, with the remaining $5 million payable on December 31, 2004. Note payments totaling $8.75 million have been paid in 2003, bringing the outstanding balance to $10.0 million as of September 30, 2003. The Company is in compliance with the terms of this agreement.

3.   REDEEMABLE PREFERRED STOCK

The redeemable preferred stock has a common stock conversion feature that provided for a conversion price of $4.75 per share of common stock. It further provides that if the Company sells common stock at a price less than $4.16 per share, the conversion price is redetermined to a price of 115% of the actual consideration received per share of common stock. As a result of sale of common stock at a price of $3.87 per share, as described in Note 4, the conversion price on the preferred stock was reduced to $4.45 per share.

4.   COMMITMENTS AND CONTINGENCIES

LITIGATION.

VERITAS LAWSUIT. On October 29, 2002, Veritas DGC Land Inc. ("Veritas Land") filed a complaint against Meridian. The dispute concerns a contract for seismic services for Meridian's Biloxi Marshlands project in St. Bernard Parish, Louisiana. Meridian asserted a counterclaim. Purporting to invoke force majeure, Veritas Land, together with Veritas DGC Inc. (collectively, "Veritas"), unilaterally terminated the parties' contract. The main dispute is whether Veritas had breached the parties' contract before the alleged force majeure events and/or when it terminated the contract; Meridian has not made any payments to Veritas under the parties' contract. Veritas' complaint seeks breach-of-contract damages of approximately $6.8 million together with interest, costs and attorneys' fees.

A settlement was reached October 31, 2003, calling for Meridian to pay $3.5 million to Veritas over six months, and requiring Veritas to pay its contractors and release various liens associated with 3-D seismic data for 43 square miles, which was delivered to us. This settlement has been fully reflected in the Company's third quarter financial statements.

PETROQUEST LAWSUIT. On December 23, 1999, PetroQuest Energy, Inc. (formerly known as Optima Energy (U.S.) Corporation) ("PetroQuest") filed a complaint against Meridian seeking damages "estimat[ed] to exceed several million dollars" for the Company's alleged gross negligence and willful misconduct under a letter agreement dated October 6, 1993, between Meridian and PetroQuest and a master participation agreement and joint operating agreement thereunder with respect to certain wells and property in the S.W. Holmwood and E. Lake Charles Prospects in Calcasieu Parish and certain agreements between Meridian and Amoco Production Company ("Amoco"), and for alleged wrongful withholding of funds totaling $886,153.31, as a result of Meridian's satisfying a prior adverse judgment in favor of Amoco.

On April 4, 2002, Meridian filed an answer denying PetroQuest's claims and asserted a counterclaim for declaratory relief that the Company is entitled to retain the amounts (with all interest thereon) that it has suspended from disbursement to PetroQuest and for attorneys' fees, courts costs and other expenses incurred in this lawsuit or in connection with PetroQuest's failure to timely pay the two invoices from Meridian. On or about April 22, 2002, PetroQuest filed a "Reply and Defenses to Counterclaim," generally denying that Meridian is entitled to the relief sought in its counterclaim. A trial date is set for December 15, 2003.

There are no other material legal proceedings to which Meridian or any of its subsidiaries or partnerships is a party or to which any of its property is subject, other than ordinary and routine litigation incidental to the business of producing and exploring for crude oil and natural gas.

5.   STOCKHOLDERS' EQUITY

COMMON STOCK. In August 2003, the Company completed a private offering of 8,703,537 shares of common stock at a price of $3.87 per share. The total proceeds of the offering, net of issuance costs, received by the Company were approximately $33.0 million. The Company used the majority of these funds to retire $31.8 million in long-term debt, and the remainder of the proceeds is being used for exploration activities and for other general corporate purposes.

COMPREHENSIVE INCOME.

                       STATEMENTS OF COMPREHENSIVE INCOME
                            (in thousands of dollars)

                                                               Three Months Ended        Nine Months Ended
                                                                 September 30,             September 30,
                                                              -------------------      ---------------------
                                                               2003        2002          2003         2002
                                                              ------     --------      -------      --------
Net earnings (loss) applicable to
 common shareholders                                          $2,965     $(51,384)     $ 6,610      $(49,789)
Other comprehensive income, net of tax, for
 unrealized losses from hedging activities:
  Unrealized holding gains (losses) arising during period        944       (4,003)      (9,086)       (4,003)
  Reclassification adjustments                                 1,695            -        8,280             -
                                                              ------     --------      -------      --------
Other comprehensive income                                     2,639       (4,003)        (806)       (4,003)
                                                              ------     --------      -------      --------
Comprehensive income                                          $5,604     $(55,387)     $ 5,804      $(53,792)
                                                              ======     ========      =======      ========

6.   EARNINGS PER SHARE (in thousands, except per share)

The following tables set forth the computation of basic and diluted net earnings
(loss) per share:

                                                                  THREE MONTHS ENDED SEPTEMBER 30,
                                                                    2003                    2002
                                                                  -------                 --------
Numerator:
  Net earnings (loss) applicable to common stockholders           $ 2,965                 $(51,384)
  Plus income impact of assumed conversions:
    Preferred stock dividends                                         N/A                      N/A
    Interest on convertible subordinated notes                        309                      N/A
                                                                  -------                 --------
  Net earnings (loss) applicable to common stockholders
   plus assumed conversions                                       $ 3,274                 $(51,384)
                                                                  -------                 --------
Denominator:
  Denominator for basic earnings per
   share - weighted-average shares outstanding                     53,532                   49,946
Effect of potentially dilutive common shares:
  Warrants                                                            756                      N/A
  Employee and director stock options                               3,726                      N/A
  Convertible subordinated notes                                    4,000                      N/A
  Redeemable preferred stock                                          N/A                      N/A
                                                                  -------                 --------
  Denominator for diluted earnings per
   share - weighted-average shares outstanding
   and assumed conversions                                         62,014                   49,946
                                                                  =======                 ========
Basic earnings (loss) per share                                   $  0.06                 $  (1.03)
                                                                  =======                 ========
Diluted earnings (loss) per share                                 $  0.05                 $  (1.03)
                                                                  =======                 ========


                                                            NINE MONTHS ENDED SEPTEMBER 30,
                                                              2003                   2002
                                                            -------                --------
Numerator:
  Net earnings (loss) applicable to common stockholders     $ 6,610                $(49,789)
  Plus income impact of assumed conversions:
    Preferred stock dividends                                   N/A                     N/A
    Interest on convertible subordinated notes                  N/A                     N/A
                                                            -------                --------
  Net earnings (loss) applicable to common stockholders
   plus assumed conversions                                 $ 6,610                $(49,789)
                                                            -------                --------
Denominator:
  Denominator for basic earnings per
   share - weighted-average shares outstanding               51,274                  49,685
Effect of potentially dilutive common shares:
  Warrants                                                      252                     N/A
  Employee and director stock options                         3,238                     N/A
  Convertible subordinated notes                                N/A                     N/A
  Redeemable preferred stock                                    N/A                     N/A
                                                            -------                --------
  Denominator for diluted net earnings per
   Share - weighted-average shares outstanding
   and assumed conversions                                   54,764                  49,685
                                                            =======                ========
Basic earnings (loss) per share                             $  0.13                $  (1.00)
                                                            =======                ========
Diluted earnings (loss) per share                           $  0.12                $  (1.00)
                                                            =======                ========

7.   OIL AND NATURAL GAS HEDGING ACTIVITIES

The Company addresses market risk by selecting instruments with value fluctuations which correlate strongly with the underlying commodity being hedged. The Company enters into swaps and other derivative contracts to hedge the price risks associated with a portion of anticipated future oil and gas production. These swaps allow the Company to predict with greater certainty the effective oil and natural gas prices to be received for our hedged production. While the use of hedging arrangements limits the downside risk of adverse price movements, it may also limit future gains from favorable movements. Under these agreements, payments are received or made based on the differential between a fixed and a variable product price. These agreements are settled in cash at or prior to expiration or are exchanged for physical delivery contracts. The Company does not obtain collateral to support the agreements, but monitors the financial viability of counter-parties and believes its credit risk is minimal on these transactions. In the event of nonperformance, the Company would be exposed to price risk. The Company has some risk of accounting loss since the price received for the product at the actual physical delivery point may differ from the prevailing price at the delivery point required for settlement of the hedging transaction.

These swaps have been designated as cash flow hedges as provided by Statement of Financial Accounting Standards (SFAS) No. 133 and any changes in fair value of the cash flow hedge resulting from ineffectiveness of the hedge is reported in the consolidated statement of operation as revenues.

The estimated September 30, 2003, fair value of the Company's oil and natural gas swaps is an unrealized loss of $8.6 million ($5.6 million net of tax) recognized in other comprehensive income. Based upon September 30, 2003, oil and natural gas commodity prices, approximately $6.0 million of the loss deferred in other comprehensive income is expected to lower gross revenues over the next twelve months when the revenues are generated. The swap agreements expire at various dates through July 31, 2005.

Payments under these swap agreements reduced oil and natural gas revenues by $2,608,000 for the three months and $12,739,000 for the nine months ended September 30, 2003, as a result of hedging transactions.

The notional amount is equal to the total net volumetric hedge position of the Company during the periods presented. The positions effectively hedge approximately 11% of our proved developed natural gas production and 77% of our proved developed oil production. The fair values of the hedges are based on the difference between the strike price and the New York Mercantile Exchange future prices for the applicable trading months.

                                             Weighted Average    Fair Value (unrealized)
                                 Notional      Strike Price       at September 30, 2003
                                  Amount       ($ per unit)           (in thousands)
                                ---------    ----------------    -----------------------
Natural Gas (mmbtu)
October 2003 - June 2005        4,630,000        $ 3.75                  $(4,952)

Oil (bbls)
October 2003 - July 2005        1,204,000        $23.81                  $(3,601)
                                                                         ------
                                                                         $(8,553)
                                                                         -------

8.   STOCK-BASED COMPENSATION

SFAS 123, "Accounting for Stock-Based Compensation," as amended by SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As provided for under SFAS 123, there has been no amount of compensation expense recognized for the Company's stock option plans. The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees." Compensation expense is recorded for restricted stock awards over the requisite vesting periods based upon the market value on the date of the grant. The compensation expense incurred in the three month and nine month periods ended September 30, 2003 and 2002, related to restricted stock awards, which totaled $10 thousand for each quarter, respectively.

The following is a reconciliation of reported earnings (loss) and earnings
(loss) per share as if the Company used the fair value method of accounting for stock-based compensation. Fair value is calculated using the Black-Scholes option-pricing model.

                                                                      (In thousands, except per share data)
                                                                         Three Months Ended September 30,
                                                                       2003                          2002
                                                                      ------                       --------
Net earnings (loss) applicable to common stockholders as reported     $2,965                       $(51,384)

Stock-based compensation expense determined under
 fair value method for all awards, net of tax                             10                             10

Net earnings (loss) applicable to common stockholders pro forma       $2,955                       $(51,394)
Basic earnings (loss) per share:
  As reported                                                         $ 0.06                       $  (1.03)
  Pro forma                                                           $ 0.06                       $  (1.03)

Diluted earnings (loss) per share:
  As reported                                                         $ 0.05                       $  (1.03)
  Pro forma                                                           $ 0.05                       $  (1.03)

                                                                           Nine Months Ended September 30,
                                                                            2003                    2002
                                                                           ------                 --------
Net earnings (loss) applicable to common stockholders as reported          $6,610                 $(49,789)

Stock-based compensation expense determined under
 fair value method for all awards, net of tax                                  30                       30

Net earnings (loss) applicable to common stockholders pro forma            $6,580                 $(49,819)

Basic earnings (loss) per share:
  As reported                                                               $0.13                 $  (1.00)
  Pro forma                                                                 $0.13                 $  (1.00)

Diluted earnings (loss) per share:
  As reported                                                               $0.12                 $  (1.00)
  Pro forma                                                                 $0.12                 $  (1.00)

9.   ASSET RETIREMENT OBLIGATIONS

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

Upon adoption, the Company recorded transition amounts for liabilities related to our wells, and the associated costs to be capitalized. A liability of $4.5 million was recorded to long-term liabilities and a net asset of $3.2 million was recorded to oil and natural gas properties on January 1, 2003. This resulted in a cumulative effect of an accounting change of ($1.3) million. Accretion expenses subsequent to the adoption of this accounting statement decreased net earnings $401 thousand in the first nine months of 2003.

The pro forma effects of the application of SFAS 143 as if the statement had been adopted on January 1, 2002, is presented below (thousands of dollars except per share information):

                                               Three Months Ended September 30,     Nine Months Ended September 30,
                                               --------------------------------     -------------------------------
                                                2003                     2002        2003                    2002
Net earnings (loss) applicable to
 common stockholders                           $2,965                  $(51,384)    $6,610                 $(49,789)
Additional accretion expense                        -                      (117)         -                     (351)
Cumulative effect of accounting change              -                         -      1,309                        -
                                               ------                  -------------------                 --------
Pro forma net earnings (loss)                  $2,965                  $(51,501)    $7,919                 $(50,140)
Pro forma earnings (loss) per share:
  Basic                                        $ 0.06                  $  (1.03)    $ 0.16                 $  (1.01)
  Diluted                                      $ 0.05                  $  (1.03)    $ 0.15                 $  (1.01)

The following table describes the change in the Company's asset retirement obligations for the period ended September 30, 2003, and the pro forma amounts for 2002 (thousands of dollars):

Asset retirement obligation at January 1, 2002           $ 4,053
Accretion expense                                            470
                                                         -------
Asset retirement obligation at December 31, 2002           4,523
Additional retirement obligations recorded in 2003           172
Reduction due to property sale in 2003                    (1,010)
Accretion expense                                            401
                                                         -------
Asset retirement obligation at September 30, 2003        $ 4,086

10.  NEW ACCOUNTING PRONOUNCEMENTS

In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes the standards on how companies classify and measure certain financial instruments with characteristics of both liabilities and equity. The statement requires that the Company classify as liabilities the fair value of all mandatorily redeemable financial instruments that had previously been recorded as equity or elsewhere in the consolidated financial statements. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective for all existing financial instruments beginning in the third quarter of 2003. We do not believe that this statement will have any impact on the Company's consolidated financial statements.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses the accounting and reporting for goodwill subsequent to acquisition and other intangible assets. The new standard eliminates the requirement to amortize acquired goodwill; instead, such goodwill is required to be reviewed at least annually for impairment. The new standard also requires that, at a minimum, all intangible assets be aggregated and presented as a separate line item in the balance sheet. The adoption of SFAS No. 142 had no impact on the Company's results of operations.

A reporting issue has arisen regarding the application of certain provisions of SFAS No. 142 to companies in the extractive industries, including oil and gas companies. The issue is whether SFAS No. 142 requires registrants to classify the costs of mineral rights held under lease or other contractual arrangements associated with extracting oil and gas as intangible assets in the balance sheet, apart from other capitalized oil and gas property costs, and provide specific footnote disclosures. Historically, the Company has included the costs of such mineral rights associated with extracting oil and gas as a component of oil and gas properties. If it is ultimately determined that SFAS No. 142 requires oil and gas companies to classify costs of mineral rights held under lease or other contractual arrangement associated with extracting oil and gas as a separate intangible assets line item on the balance sheet, the Company would be required to reclassify approximately $15.9 million at September 30, 2003, and $15.8 million at December 31, 2002, respectively, out of oil and gas properties and into a separate intangible assets line item. The Company's cash flows and results of operations would not be affected since such intangible assets would continue to be depleted and assessed for impairment in accordance with full cost accounting rules. Further, the Company does not believe the classification of the costs of mineral rights associated with extracting oil and gas as intangible assets would have any impact on the Company's compliance with covenants under its debt agreements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of Meridian's financial operations for the three months and nine months ended September 30, 2003 and 2002. The notes to the Company's consolidated financial statements included in this report, as well as our Annual Report on Form 10-K for the year ended December 31, 2002 (and the notes attached thereto), should be read in conjunction with this discussion.


GENERAL

BUSINESS ACTIVITIES. During the first nine months of 2003, Meridian's exploration activities have been focused primarily in the Company's Biloxi Marshlands project area located in St. Bernard Parish, Louisiana and includes five successful wells during that time period. As a result of our Biloxi Marshlands drilling results and successful workover operations in the Company's Ramos field, the average daily production for the third quarter of 2003 increased by 37%, compared to the 2002 exit rate of approximately 65.7 Mmcfe. Current production is ranging between 90 Mmcfe and 95 Mmcfe per day, and does not include the most recently announced Biloxi Marshlands No. 18-1 well, which tested at a daily production rate of approximately 16.5 Mmcfe/d and is expected to be on production by or immediately after November 15, 2003.

Total capital expenditures for this period approximated $55.6 million. Although the Company plans to commence additional drilling during the remainder of 2003, such operations will depend primarily on permitting and the availability of suitable drilling rigs. Meridian recently completed the final field work on its 187-square mile 3-D seismic survey at its Biloxi Marshlands acreage and preliminary indications are that a number of additional drilling locations are present in the area encompassing the new survey.

INDUSTRY CONDITIONS. Revenues, profitability and future growth rates of Meridian are substantially dependent upon prevailing prices for oil and natural gas. Oil and natural gas prices have been extremely volatile in recent years and are affected by many factors outside of our control. Our average oil price (after adjustments for hedging activities) for the three months ended September 30, 2003, was $24.46 per barrel compared to $27.10 per barrel for the three months ended September 30, 2002, and $25.19 per barrel for the three months ended June 30, 2003. Our average oil price for the nine months ended September 30, 2003, was $24.95 per barrel compared to $24.06 per barrel for the nine months ended September 30, 2002. Our average natural gas price (after adjustments for hedging activities) for the three months ended September 30, 2003, was $4.92 per Mcf compared to $3.44 per Mcf for the three months ended September 30, 2002, and $5.39 per Mcf for the three months ended June 30, 2003. Our average natural gas price for the nine months ended September 30, 2003, was $5.28 per Mcf compared to $3.18 per Mcf for the nine months ended September 30, 2002. Fluctuations in prevailing prices for oil and natural gas have several important consequences to us, including affecting the level of cash flow received from our producing properties, the timing of exploration of certain prospects and our access to capital markets, which could impact our revenues, profitability and ability to maintain or increase our exploration and development program.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

OPERATING REVENUES. Third quarter 2003 oil and natural gas revenues increased $12.7 million as compared to third quarter 2002 revenues due to a 24% increase in production volumes primarily from the Company's previously announced drilling results in the Biloxi Marshlands project area and successful workover operations in the Company's Ramos field, offset by natural production declines and property sales. Further, revenues were enhanced by a 20% increase in average commodity prices on a natural gas equivalent basis. The drilling and workover success increased our average daily production from 72.9 Mmcfe to 90.2 Mmcfe. Oil and natural gas production volume totaled 8,302 Mmcfe for the third quarter of 2003, compared to 6,705 Mmcfe for the comparable period of 2002. On a sequential quarter basis, oil and natural gas daily production increased from 65.4 Mmcfe to
90.2 Mmcfe. Current production is ranging between 90 Mmcfe and 95 Mmcfe per day and does not include the most recently announced Biloxi Marshlands No. 18-1 well, which tested at a daily production rate of approximately 16.5 Mmcfe/d and is expected to be on production by or immediately after November 15, 2003.

The following table summarizes the Company's operating revenues, production volumes and average sales prices for the three months ended September 30, 2003 and 2002:

                                  THREE MONTHS ENDED
                                     SEPTEMBER 30,
                                 --------------------      INCREASE
                                   2003         2002      (DECREASE)
                                 -------      -------     ----------
Production Volumes:
  Oil (Mbbl)                         338          525       (36%)
  Natural gas (MMcf)               6,275        3,556        76%
  Mmcfe                            8,302        6,705        24%

Average Sales Prices:
  Oil (per Bbl)                  $ 24.46      $ 27.10       (10%)
  Natural gas (per Mcf)          $  4.92      $  3.44        43%
  Mmcfe                          $  4.71      $  3.94        20%

Operating Revenues (000's):
  Oil                            $ 8,268      $14,229       (42%)
  Natural gas                     30,861       12,216       153%
  Total Operating Revenues       $39,129      $26,445        48%

OPERATING EXPENSES. Oil and natural gas operating expenses were reduced by 20% from $0.41 per Mcfe to $0.33 per Mcfe for the quarter ended September 30, 2003, compared to the corresponding quarter of 2002. For the three months ended September 30, 2003, and 2003, oil and gas operating expenses were relatively unchanged. Oil and gas operating expenses reflect savings realized on sold properties combined with other cost savings, offset by additional operating expenses associated with the Biloxi Marshlands project area.

SEVERANCE AND AD VALOREM TAXES. Severance and ad valorem taxes increased $0.5 million or 33% to $2.0 million for the third quarter of 2003, compared to $1.5 million during the same period in 2002. Meridian's oil and natural gas production is primarily from Louisiana, and is therefore subject to Louisiana severance tax. The severance tax rates for Louisiana are 12.5% of gross oil revenues and $0.171 per Mcf for natural gas, an increase from $0.122 per Mcf effective in July 2003. The Company's increase was primarily due to the increase in natural gas production and the increase in the natural gas tax rate, partially offset by the decrease in oil prices and oil production. On an equivalent unit of production basis, severance and ad valorem taxes increased to $0.24 per Mcfe from $0.23 per Mcfe for the comparable three-month period.

DEPLETION AND DEPRECIATION. Depletion and depreciation expense increased $3.2 million or 17% during the third quarter of 2003 to $22.5 million, from $19.3 million for the same period of 2002. This was primarily the result of the 24% increase in production volumes in 2003 over 2002 levels, partially offset by a decrease in the depletion rate as compared to the 2002 period. On a unit basis, depletion and depreciation expense decreased by $0.16 per Mcfe, to $2.71 per Mcfe for the three months ended September 30, 2003, compared to $2.87 per Mcfe for the same period in 2002.

GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expenses decreased on an Mcfe unit basis by 19% from $0.43 per Mcfe for the three months ended September 30, 2002, to $0.35 per Mcfe for the three months ended September 30, 2003, due primarily to the previously discussed production additions. General and administrative expense remained flat at $2.9 million for the three month periods ended September 30, 2003, and 2002, respectively.

As previously announced, during the first quarter of 2003, the Company initiated reductions in staff to reflect its change in exploration strategy to lower-risk, higher-probability projects, maintaining its focus in its niche region of south Louisiana. Although the full impact of these reductions has not been fully recognized because severance packages continue through this and future quarters, we anticipate that these changes will result in future savings in costs without sacrificing the Company's exploration efforts or opportunities.

IMPAIRMENT OF LONG-LIVED ASSETS. In 2002, a write-down in oil and natural gas proved undeveloped reserves resulted in the Company recognizing a non-cash impairment of $69.1 million of its oil and natural gas properties under the full cost method of accounting.

INTEREST EXPENSE. Interest expense decreased $2.1 million or 43%, to $2.8 million for the third quarter of 2003 in comparison to the third quarter of 2002. The decrease is primarily a result of reduction in long-term debt by $41.7 million, or 20% year over year, for the period ending September 30, 2003, and a decrease in interest rate from the prior year rate. Subsequent to September 30, 2003, the Company has made additional repayments on the outstanding borrowings totaling $8.0 million.

CREDIT FACILITY RETIREMENT COSTS. During August 2002, the Company replaced its Chase Manhattan Bank Credit Facility with a new three-year $175 million underwritten senior secured credit agreement with Societe Generale and Fortis Capital Corporation. Deferred debt costs associated with the prior credit facility of $1.2 million were written off in September 2002.

NINE MONTHS ENDED SEPTEMBER 30, 2003, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

OPERATING REVENUES. Oil and natural gas revenues during the nine months ended September 30, 2003, increased $15.0 million as compared to revenues during the nine months ended September 30, 2002, due to average sales prices increasing 38%, partially offset by a decrease in production volumes of 14%, both on a natural gas equivalent basis. The production decrease is primarily a result of the Avoca 47-1 and Thibodaux No. 1 wells being out of production during a portion of the 2003 period and of natural production declines, partially offset by four new wells from the Biloxi Marshlands project area brought on during 2003, the full impact of which will not be fully realized until mid-fourth quarter 2003. Current production is ranging between 90 Mmcfe and 95 Mmcfe per day and does not include the most recently announced Biloxi Marshlands No. 18-1 well, which tested at a daily production rate of approximately 16.5 Mmcfe/d and is expected to be on production by or immediately after November 15, 2003.

The following table summarizes production volumes, average sales prices and gross revenues for the nine months ended September 30, 2003 and 2002.

                               NINE MONTHS ENDED
                                  SEPTEMBER 30,
                             --------------------    INCREASE
                              2003         2002     (DECREASE)
                             -------      -------   ----------
Production Volumes:
  Oil (Mbbl)                   1,082        1,789      (40%)
  Natural gas (MMcf)          13,407       12,456        8%
  Mmcfe                       19,899       23,189      (14%)

Average Sales Prices:
  Oil (Bbl)                  $ 24.95      $ 24.06        4%
  Natural gas (Mcf)          $  5.28      $  3.18       66%
  Mmcfe                      $  4.91      $  3.57       38%

Gross Revenues (000's):
  Oil                        $26,995      $43,051      (37%)
  Natural gas                 70,724       39,664       78%
  Total                      $97,719      $82,715       18%

OPERATING EXPENSES. Oil and natural gas operating expenses decreased $0.8 million or 9% to $8.0 million for the nine months ended September 30, 2003, compared to $8.8 million for the nine months ended September 30, 2002. Lease operating expenses reflect savings realized on sold properties combined with other cost savings offset by additional operating expenses associated with the Biloxi Marshlands project area. On a unit basis, lease operating expenses increased by $0.02 per Mcfe to $0.40 Mcfe for the nine months ended September 30, 2003, compared to $0.38 per Mcfe for the same period of 2003. This increase was primarily related to lower production rates during the first nine months of 2003.

SEVERANCE AND AD VALOREM TAXES. Severance and ad valorem taxes decreased $1.2 million or 19% to $5.4 million for the nine months ended September 30, 2003, compared to $6.6 million for the nine months ended September 30, 2002. This decrease is largely attributable to the decrease in oil revenues from the same period in 2002 and a decrease in the average tax rate for natural gas, partially offset by the increase in natural gas production. Meridian's production is primarily from southern Louisiana, and, therefore, is subject to a current tax rate of 12.5% of gross oil revenues and $0.171 per Mcf for natural gas (effective July 2003). The tax rate for natural gas for the first half of 2002 was $0.199 per Mcf, as compared to $0.122 per Mcf for the first half of 2003. On an equivalent unit of production basis, severance and ad valorem taxes decreased to $0.27 per Mcfe from $0.29 per Mcfe for the comparable nine-month period.

DEPLETION AND DEPRECIATION. Depletion and depreciation expense increased $6.1 million or 13% to $52.3 million during the first nine months of 2003 from $46.2 million for the same period last year. This increase was primarily a result of an increased depletion rate from 2002 levels, partially offset by the 14% decrease in production on an Mcfe basis from the comparable period in 2002. On a unit basis, depletion and depreciation expenses increased to $2.63 per Mcfe for the nine months ended September 30, 2003, compared to $1.99 per Mcfe for the same period of 2002.

GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense decreased $0.4 million or 5% to $8.7 million for the first nine months of 2003, compared to $9.1 million during the first nine months of 2002. This reduction is primarily due to a reduction in professional and technical services during 2003 compared to 2002 levels. On an equivalent unit of production basis, general and administrative expenses increased to $0.44 per Mcfe, from $0.39 per Mcfe for the comparable nine-month period due to the decrease in production during the first three quarters of 2003.

As previously announced, during the first quarter of 2003 the Company initiated reductions in staff to reflect its change in exploration strategy to lower-risk, higher-probability projects, maintaining its focus in its niche region of south Louisiana and southeast Texas. Although the full impact of these reductions has not been fully recognized due to the severance packages included, it is anticipated that these changes will result in future savings in costs without sacrificing the Company's exploration efforts or opportunities.

IMPAIRMENT OF LONG-LIVED ASSETS. In 2002, a write-down in oil and natural gas proved undeveloped reserves resulted in the Company recognizing a non-cash impairment of $69.1 million of its oil and natural properties under the full cost method of accounting.

INTEREST EXPENSE. Interest expense decreased $3.8 million or 30% to $8.7 million during the first nine months of 2003 compared to $12.5 million during the comparable period of 2002. The decrease is primarily a result of reduction in long-term debt by $41.7 million, or 20% year over year, for the period ending September 30, 2003, and a decrease in interest rate from the prior year rate. Subsequent to September 30, 2003, the Company has made additional repayments on the outstanding borrowings totaling $8.0 million.

CREDIT FACILITY RETIREMENT COSTS. During August 2002, the Company replaced its Chase Manhattan Bank Credit Facility with a new three-year $175 million underwritten senior secured credit agreement with Societe Generale and Fortis Capital Corporation. Deferred debt costs associated with the prior credit facility of $1.2 million were written off in September 2002.

ADOPTION OF STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 143. On January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143 ("SFAS No. 143"), "Accounting for Asset Retirement Obligations." As a result, the Company recorded a long-term liability of $4.5 million representing the discounted present value of the estimated retirement obligations and an increase in capitalized oil and gas properties of $3.2 million. The liability will be accreted to its future value in subsequent reporting periods and will be charged to earnings on the Company's Consolidated Statement of Operations as "Accretion Expense." As a result of adoption of SFAS No. 143, the Company has charged approximately $0.4 million to earnings as accretion expense during the nine months ended September 30, 2003. The cumulative effect of the change in accounting principle for prior years totaled $1.3 million or $0.03 per share, and was charged to earnings in the first quarter of 2003.


LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL. During the third quarter of 2003, Meridian's capital expenditures were internally financed with cash from operations. As of September 30, 2003, the Company had a cash balance of $17.6 million and a working capital deficit of $3.4 million. This deficit was made up primarily of $5.0 million of current maturities of long-term debt, and a $6.0 million net current liability associated with price risk management activities. Since December 31, 2002, the Company has increased its working capital by approximately $43.8 million. Management's strategy is to grow the Company prudently, taking advantage of the strong asset base built over the years to add reserves through the drill bit while maintaining a disciplined approach to costs. Where appropriate, the Company will allocate excess cash above capital expenditures to reduce leverage.

CASH FLOWS. Net cash provided by operating activities was $65.1 million for the nine months ended September 30, 2003, as compared to $20.7 million for the same period in 2002. The increase of $44.4 million was primarily due to the change in operating assets and liabilities of $24.3 million, coupled with a $14.9 million increase in natural gas revenues in the first nine months of 2003, as compared to the first nine months of 2002. The decrease in current liabilities was the primary reason for the $24.3 million net change in operating assets and liabilities. Current liabilities decreased as a result of paying down these liabilities with some of the proceeds from the preferred stock offering made in 2002.

Net cash used in investing activities was $52.9 million during the nine months ended September 30, 2003, versus $55.2 million in the first nine months of 2002. The decrease in 2003 was primarily due to a property sale during the nine months ended September 30, 2003, as compared to the nine months ended September 30, 2002.

Cash flows used in financing activities during the first nine months of 2003 were $1.9 million, compared to cash provided by financing activities of $34.4 million during the first nine months of 2002.

The net increase of $10.3 million in cash and cash equivalents was primarily associated with the increase in cash flows provided by operating activities in the first nine months of 2003, as compared to the first nine months of 2002, which enabled the Company to fund its capital projects primarily with cash flows from operations without using debt financing.

CREDIT FACILITY. During August 2002, the Company replaced its Chase Manhattan Bank Credit Facility with a new three-year $175 million underwritten senior secured credit agreement (the "Credit Agreement") with Societe Generale as administrative agent, lead arranger and book runner, and Fortis Capital Corporation, as co-lead arranger and documentation agent. Borrowings under the Credit Agreement mature on August 13, 2005. The borrowing base is currently set at $138.5 million and is scheduled to be redetermined and be effective on January 31, 2004. Credit Facility payments of $26.7 million have been made during the first nine months of 2003, bringing the outstanding balance to $138.3 million as of September 30, 2003. In October 2003, the Company made $8.0 million in debt repayments and anticipates that it will continue to make debt repayments during the remainder of the year.

In addition to the scheduled quarterly borrowing base redeterminations, the lenders or borrower, under the Credit Agreement, have the right to redetermine the borrowing base at any time, once during each calendar year. Borrowings under the Credit Agreement are secured by pledges of outstanding capital stock of the Company's subsidiaries and a mortgage on the Company's oil and natural gas properties of at least 90% of its present value of proved properties. The Credit Agreement contains various restrictive covenants, including, among other items, maintenance of certain financial ratios and restrictions on cash dividends on Common Stock and under certain circumstances Preferred Stock and an unqualified audit report on the Company's consolidated financial statements beginning with those as of and for the year ended December 31, 2002. The Company has received from the senior lenders a waiver of the covenant that would have triggered an event of default as a result of the independent auditors' report which contained a "going concern" modification for our 2002 consolidated financial statements.

Under the Credit Agreement, the Company may secure either (i) an alternative base rate loan that bears interest at a rate per annum equal to the greater of the administrative agent's prime rate plus an additional 0.5% to 1.5% depending on the ratio of the aggregate outstanding loans and letters of credit to the borrowing base; or a federal funds-based rate plus 1/2 of 1% or; (ii) a Eurodollar base rate loan that bears interest, generally, at a rate per annum equal to the London interbank offered rate ("LIBOR") plus 1.5% to 2.5%, depending on the ratio of the aggregate outstanding loans and letters of credit to the borrowing base. The Credit Agreement also provides for commitment fees ranging from 0.375% to 0.5% per annum.

SUBORDINATED CREDIT AGREEMENT. The Company extended and amended a short-term subordinated credit agreement with Fortis Capital Corporation for $25 million on April 5, 2002, with a maturity date of December 31, 2004. The notes are unsecured and contain customary events of default, but do not contain any maintenance or other restrictive covenants. The interest rate is LIBOR plus 4.5% through December 31, 2002, LIBOR plus 5.5% from January 1, 2003, through August 31, 2003, and LIBOR plus 6.5% from September 1, 2003, through December 31, 2004. A note payment of $5 million is due on April 30, 2004, with the remaining $5 million payable on December 31, 2004. Note payments totaling $8.75 million have been paid in 2003, bringing the outstanding balance to $10.0 million as of September 30, 2003. The Company is in compliance with the terms of this agreement.

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

These swaps have been designated as cash flow hedges as provided by SFAS No. 133 and any changes in fair value of the cash flow hedge resulting from ineffectiveness of the hedge is reported in the consolidated statement of operations as revenues.

CAPITAL EXPENDITURES. Total capital expenditures for this period approximated $55.6 million. Although the Company plans to commence additional drilling during the remainder of 2003, such operations will depend primarily on permitting and the availability of suitable drilling rigs. Meridian recently completed the final field work on its 187-square mile 3-D seismic survey at its Biloxi Marshlands acreage and preliminary indications are that a number of additional drilling locations are present in the area encompassing the new survey.

Based on internal projections, using its internal risked analysis of production based on an expected capital expenditures program for 2004 of $60-65 million, the Company believes that it can further improve its balance sheet while, at the same time, continuing its scheduled capital expenditure program, drilling ten to fifteen low-risk wells and acquiring additional 3-D seismic data over its Biloxi Marshlands project and other exploration areas targeted for exploration growth.

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

BORROWING BASE FOR THE CREDIT FACILITY. The Credit Agreement with Societe Generale and Fortis Capital Corporation is presently scheduled for borrowing base redetermination dates on a quarterly basis beginning April 30, 2003. The borrowing base is redetermined on numerous factors including current reserve estimates, reserves that have recently been added, current commodity prices, current production rates and estimated future net cash flows. These factors have associated risks with each of them. Significant reductions or increases in the borrowing base will be determined by these factors, which, to a significant extent, are not under the Company's control but largely dependent solely on the discretion of its lenders.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is currently exposed to market risk from hedging contracts changes and changes in interest rates. A discussion of the market risk exposure in financial instruments follows.

INTEREST RATES

We are subject to interest rate risk on our long-term fixed interest rate debt and variable interest rate borrowings. Our long-term borrowings primarily consist of borrowings under the Credit Facility and principal due December 31, 2004 under our Subordinated Credit Agreement. Since interest charged borrowings under the Credit Facility floats with prevailing interest rates (except for the applicable interest period for Eurodollar loans), the carrying value of borrowings under the Credit Facility should approximate the fair market value of such debt. Changes in interest rates, however, will change the cost of borrowing. Assuming $148.3 million remains borrowed under the Credit Facility and the Subordinated Credit Agreement, we estimate our annual interest expense will change by $1.483 million for each 100 basis point change in the applicable interest rates utilized. Changes in interest rates would, assuming all other things being equal, cause the fair market value of debt with a fixed interest rate, such as the Notes, to increase or decrease, and thus increase or decrease the amount required to refinance the debt. The fair value of the Notes is dependent on prevailing interest rates and our current stock price as it relates to the conversion price of $5.00 per share of our Common Stock.

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

The estimated September 30, 2003, fair value of the Company's oil and natural gas swaps is an unrealized loss of $8.6 million ($5.6 million net of tax) recognized in other comprehensive income. Based upon September 30, 2003, oil and natural gas commodity prices, approximately $6.0 million of the loss deferred in other comprehensive income is expected to lower gross revenues over the next twelve months when the revenues are generated. The swap agreements expire at various dates through July 31, 2005.

Payments under these swap agreements reduced oil and natural gas revenues by $2,608,000 for the three months and $12,739,000 for the nine months ended September 30, 2003, as a result of hedging transactions.

The notional amount is equal to the total net volumetric hedge position of the Company during the periods presented. The positions effectively hedge approximately 11% of our proved developed natural gas production and 77% of our proved developed oil production. The fair values of the hedges are based on the difference between the strike price and the New York Mercantile Exchange future prices for the applicable trading months.

                                             Weighted Average     Fair Value (unrealized)
                                Notional       Strike Price        at September 30, 2003
                                 Amount        ($ per unit)           (in thousands)
                               ---------     ----------------     ----------------------
Natural Gas (mmbtu)
October 2003 - June 2005       4,630,000          $ 3.75                 $(4,952)
Oil (bbls)
October 2003 - July 2005       1,204,000          $23.81                 $(3,601)
                                                                         -------
                                                                         $(8,553)
                                                                         -------

ITEM 4. CONTROLS AND PROCEDURES

We conducted an evaluation under the supervision and with the participation of Meridian's management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of the end of the third quarter of 2003. Based upon that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that the design and operation of our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors during the third quarter of 2003 that could significantly affect these controls.

                       [See revised Item 307 of Reg. 5-K}

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

VERITAS LAWSUIT. On October 29, 2002, Veritas DGC Land Inc. ("Veritas Land") filed a complaint against Meridian. The dispute concerns a contract for seismic services for Meridian's Biloxi Marshlands project in St. Bernard Parish, Louisiana. Meridian asserted a counterclaim. Purporting to invoke force majeure, Veritas Land, together with Veritas DGC Inc. (collectively, "Veritas"), unilaterally terminated the parties' contract. The main dispute is whether Veritas had breached the parties' contract before the alleged force majeure events and/or when it terminated the contract; Meridian has not made any payments to Veritas under the parties' contract. Veritas' complaint seeks breach-of-contract damages of approximately $6.8 million together with interest, costs and attorneys' fees.

A settlement was reached October 31, 2003, calling for Meridian to pay $3.5 million to Veritas over six months, and requiring Veritas to pay its contractors and release various liens associated with 3-D seismic data for 43 square miles, which was delivered to us. This settlement has been fully reflected in the Company's third quarter financial statements.

PETROQUEST LAWSUIT. On December 23, 1999, PetroQuest Energy, Inc. (formerly known as Optima Energy (U.S.) Corporation) ("PetroQuest") filed a complaint against Meridian seeking damages "estimat[ed] to exceed several million dollars" for the Company's alleged gross negligence and willful misconduct under a letter agreement dated October 6, 1993, between Meridian and PetroQuest and a master participation agreement and joint operating agreement thereunder with respect to certain wells and property in the S.W. Holmwood and E. Lake Charles Prospects in Calcasieu Parish and certain agreements between Meridian and Amoco Production Company ("Amoco"), and for alleged wrongful withholding of funds totaling $886,153.31, as a result of Meridian's satisfying a prior adverse judgment in favor of Amoco.

On April 4, 2002, Meridian filed an answer denying PetroQuest's claims and asserted a counterclaim for declaratory relief that the Company is entitled to retain the amounts (with all interest thereon) that it has suspended from disbursement to PetroQuest and for attorneys' fees, courts costs and other expenses incurred in this lawsuit or in connection with PetroQuest's failure to timely pay the two invoices from Meridian. On or about April 22, 2002, PetroQuest filed a "Reply and Defenses to Counterclaim," generally denying that Meridian is entitled to the relief sought in its counterclaim. A trial date is set for December 15, 2003.

There are no other material legal proceedings to which Meridian or any of its subsidiaries or partnerships is a party or to which any of its property is subject, other than ordinary and routine litigation incidental to the business of producing and exploring for crude oil and natural gas.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the annual meeting of shareholders held on July 15, 2003, the Company's shareholders elected Class I Directors. The following summarizes the number of votes for and against each nominee.

                                                          Broker
   Nominee            For         Against     Abstain    Non-Vote
   -------         ----------    ---------    -------    --------
James T. Bond      46,723,282    1,691,591      ---        ---

Jack A. Prizzi     47,505,320      909,553      ---        ---

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

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

     (b)  Reports on Form 8-K.

          The Company filed a Current Report on Form 8-K, dated July 29, 2003, under Item 5, Other Events and Required FD Disclosure, regarding an extension of item for compliance with certain provisions of the Credit Facility.

          The Company filed a Current Report on Form 8-K, dated August 21, 2003, under Item 5, Other Events and Required FD Disclosure, providing updated Risk Factors for investments in the Company's securities.

          The Company filed a Current Report on Form 8-K, dated August 27, 2003, under Item 5, Other Events and Required FD Disclosure, regarding the offer and sale of 8,703,537 shares of the Company's common stock at a purchase price of $3.87 per share.

          The Company filed a Current Report on Form 8-K, dated September 30, 2003, under Item 4, Changes in Registrant's Certifying Accountants, regarding the Company's retention of BDO Seidman LLP as the Company's independent accountant.

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



               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
               --------------------------------------------------
                                  (Registrant)



Date: November 13, 2003                     By: /s/ LLOYD V. DELANO
                                                --------------------------------
                                                Lloyd V. DeLano
                                                Senior Vice President
                                                Chief Accounting Officer

                               INDEX TO EXHIBITS

Exhibit
  No.                            Description
-------                          -----------
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