Form 10-K
period 2003-12-31
MERIDIAN RESOURCE CORP
filed 2004-03-15
CIK 869369

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: DECEMBER 31, 2003     Commission file number: 1-10671

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

           Securities registered pursuant to Section 12(b) of the Act:
        ----------------------------------------------------------------

    (Title of each class)            (Name of each exchange on which registered)
Common Stock, $0.01 par value                 New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None
        ----------------------------------------------------------------

                        -------------------------------

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [ ]

Aggregate market value of shares of common stock held by non-affiliates
of the Registrant at June 30, 2003                                           $ 233,536,842

Number of shares of common stock outstanding at March 1, 2004                   62,545,493

                       DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Form (Items 10, 11, 12, 13 and 14) is incorporated by reference from the registrant's Proxy Statement to be filed on or before April 29, 2004.

                        THE MERIDIAN RESOURCE CORPORATION
                               INDEX TO FORM 10-K

                                                                              Page
                                                                              ----
                                PART I

Item 1.      Business                                                           3

Item 2.      Properties                                                        13

Item 3.      Legal Proceedings                                                 13

Item 4.      Submission of Matters to a Vote of Security Holders               13

                                PART II

Item 5.      Market for Registrant's Common Equity, Related Shareholder
                      Matters and Issuer Purchases of Equity Securities        14

Item 6.      Selected Financial Data                                           15

Item 7.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                      16

Item 7.A.    Quantitative and Qualitative Disclosures about Market Risk        31

Item 8.      Financial Statements and Supplementary Data                       33

Item 9.      Changes in and Disagreements with Accountants on
                      Accounting and Financial Disclosure                      66

Item 9.A.    Controls and Procedures                                           66

                               PART III

Item 10.     Directors and Executive Officers of the Registrant                66

Item 11.     Executive Compensation                                            66

Item 12.     Security Ownership of Certain Beneficial Owners
                      and Management and Related Stockholder Matters           66

Item 13.     Certain Relationships and Related Transactions                    66

Item 14.     Principal Accountant Fees and Services                            66

                                PART IV

Item 15.     Exhibits, Financial Statement Schedules and
                      Reports on Form 8-K                                      67

             Signatures                                                        71

                                     PART I

ITEM 1.   BUSINESS

GENERAL

The Meridian Resource Corporation ("Meridian" or the "Company") is an independent oil and natural gas company that explores for, acquires and develops oil and natural gas properties utilizing 3-D seismic technology. Our operations are focused on the onshore oil and gas regions in south Louisiana, the Texas Gulf Coast and offshore in the Gulf of Mexico. As of December 31, 2003, we had proved reserves of approximately 146 Bcfe with a present value of future net cash flows before income taxes of approximately $507 million. Approximately 68% of our proved reserves were natural gas and approximately 77% were classified as proved developed.

We believe we are among the leaders in the use of 3-D seismic technology by independent oil and natural gas companies. We also believe we have a competitive advantage in the areas where we operate because of our large inventory of lease acreage, seismic data coverage and experienced geotechnical, land and operational staff.

Historically, Meridian's experienced technical team has internally generated the majority of the Company's exploration projects. In addition, the Company generally serves as the operator through all phases of drilling, completing and producing its exploration and development projects. During the course of the prior eleven years, we have generated and participated in the discovery of approximately 800 Bcfe of new reserves. Recently, we have developed several shallower, low-risk exploration projects that we believe provide the Company with a higher level of confidence for success as well as better control of risks and costs than the deep exploration plays we have traditionally developed and drilled. Examples of this strategy include the Company's Thornwell and Biloxi Marshlands fields. While this strategy has proven to be successful and will be the focus of our efforts to develop new oil and gas reserves in our producing region, it does not replace entirely the Company's continued efforts to explore for deep reserves where the probability of success and the level of costs justify the risks associated with such opportunities.

We currently have interests in leases and options to lease acreage in approximately 280,000 gross acres in Louisiana, Texas and the Gulf of Mexico. We also have rights or access to approximately 7,800 square miles of 3-D seismic data, which we believe to be one of the largest positions held by a company of our size operating in our core areas of operation.

The Meridian Resource Corporation was incorporated in Texas in 1990, with headquarters located at 1401 Enclave Parkway, Suite 300, Houston, Texas 77077. The Company's common stock is traded on the New York Stock Exchange under the ticker symbol "TMR." You can locate additional information on the internet at www.tmrc.com and www.sec.gov.

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

An integral part of Meridian's exploration strategy is the disciplined application of 3-D seismic technology to every exploration and development prospect that we drill. We begin with the geological idea, develop subsurface maps based on analogous wells in the region and use 2-D seismic data, where available, to define our prospect areas. If the prospect meets our standards of risk and opportunity, we will acquire a 3-D seismic survey over the prospect area as a last method to further define the objectives, reduce the risks of drilling a dry hole and/or improve our opportunity for success. The entire process from the geological concept to the final interpretation is controlled by Meridian's management and professional staff. People are our most important ingredient in this formula. Meridian has put together a high quality professional and technical staff that has successfully explored for oil and gas in its focus region of south Louisiana, southeast Texas and offshore Gulf of Mexico. Meridian designs its 3-D seismic surveys in conjunction with its geological and geophysical staff, manages the field acquisition efforts with its geophysical staff, processes the 3-D data in house using Western Geophysical's Omega software system, and interprets the 3-D data utilizing Schlumberger's GeoQuest interpretative software, where all of the respective disciplines interact to develop the final product. Substantially all of Meridian's producing properties have 3-D seismic surveys covering its fields, which we believe gives Meridian an advantage to develop and exploit the proved undeveloped and proved developed non-producing reserves from those fields.

The process of developing, reviewing and analyzing a prospect from the time we first identify it to the time that we drill it is generally a 12- to 36-month process in which we reject many potential prospects at various levels of the review. Although the cost of designing, acquiring, processing and interpreting 3-D seismic data and acquiring options and leases on prospects that we do not ultimately drill requires greater up-front costs per prospect than traditional exploration techniques, we believe that the elimination of prospects that are unlikely to be successful and that might otherwise have been drilled at a substantial cost, provides a greater cost savings to the Company. We also believe that our use of 3-D seismic technology minimizes development costs by allowing for the better placement of the initial and, if necessary, development wells.

We attempt to match our exploration risks with expected results by retaining working interests that historically have been between 50% and 100% in the Company's onshore wells. Our working interests may vary in certain prospects depending on participation structure, assessed risk, capital availability and other factors. Our working interests in offshore properties average between 3% and 50% in each well. Our offshore properties generally involve higher drilling costs and risks commonly associated with offshore exploration, including costs of constructing exploration and production platforms and pipeline interconnections, as well as weather delays and other matters.

As a result of our disciplined method of exploration we believe that we are able to develop a more accurate definition of the risk profile of exploration prospects than was previously available using traditional exploration techniques or than is used by our competition in our areas of focus. We therefore believe that our method of exploration utilizing the 3-D technology increases our probability of success and reduces our dry-hole costs compared to companies that do not engage in a similar process.

OIL AND GAS PROPERTIES

The following table sets forth production and reserve information by region with respect to our proved oil and natural gas reserves as of December 31, 2003. The reserve volumes were reviewed by T. J. Smith & Company, Inc., independent reservoir engineers.

                                                                                        GULF OF
                                                                         LOUISIANA      MEXICO           TOTAL
                                                                         ---------      -------          -----
PRODUCTION FOR THE YEAR ENDED DECEMBER 31, 2003
     Oil (MBbls)                                                            1,261          142              1,403
     Natural Gas (MMcf)                                                    18,532        1,610             20,142
RESERVES AS OF DECEMBER 31, 2003
     Oil (MBbls)                                                            6,866        1,026              7,892
     Natural Gas (MMcf)                                                    88,984        9,485             98,469
ESTIMATED FUTURE NET CASH FLOWS ($000)(1)......................................................        $  694,126
PRESENT VALUE OF FUTURE NET CASH FLOWS BEFORE INCOME TAXES ($000)(1)...........................        $  506,937
STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS ($000)(1).............................        $  455,883

(1) Standardized Measure of Discounted Future Net Cash Flows represents the Present Value of Future Net Cash Flows after income taxes discounted at 10%. For calculating the Present Value of Future Net Cash Flows as of December 31, 2003, we used the prices at December 31, 2003, which were $32.05 per Bbl of oil and $6.07 per Mcf of natural gas and do not reflect the impact of hedges.

PRODUCTIVE WELLS

At December 31, 2003, 2002 and 2001, we held interests in the following productive wells. As of December 31, 2003, we own 23 gross (4.1 net) wells in the Gulf of Mexico which are outside operated and net to 1.4 oil wells and 2.7 natural gas wells. In addition, of the total well count for 2003, 7 wells (1.9 net) are multiple completions.

                                           2003                  2002                  2001
                                       -----------           -----------           -----------
                                       GROSS   NET           GROSS   NET           GROSS   NET
                                       -----   ---           -----   ---           -----   ---
Oil Wells.....................          31     20              67    42              61    41
Natural Gas Wells.............          60     27              71    28              79    34
                                        --     --             ---    --             ---    --
         Total................          91     47             138    70             140    75
                                        ==     ==             ===    ==             ===    ==

OIL AND NATURAL GAS RESERVES

Presented below are our estimated quantities of proved reserves of crude oil and natural gas, Future Net Cash Flows, Present Value of Future Net Revenues and the Standardized Measure of Discounted Future Net Cash Flows as of December 31, 2003. Information set forth in the following table is based on reserve reports prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "Commission"). The reserve estimates were reviewed by
T. J. Smith & Company, Inc., independent reservoir engineers, as of December 31, 2003.

                                                           PROVED RESERVES AT DECEMBER 31, 2003
                                             ---------------------------------------------------------------
                                             DEVELOPED        DEVELOPED
                                             PRODUCING      NON-PRODUCING         UNDEVELOPED       TOTAL
                                             ---------      -------------         -----------       -----
                                                                 (DOLLARS IN THOUSANDS)
Net Proved Reserves:
Oil (MBbls)................................     2,949            2,067               2,876             7,892
Natural Gas (MMcf).........................    51,087           31,192              16,190            98,469
Natural Gas Equivalent (MMcfe).............    68,781           43,594              33,446           145,821
Estimated Future Net Cash Flows(1)............................................................   $   694,126
Present Value of Future Net Cash Flows (before income taxes)(1)...............................   $   506,937
Standardized Measure of Discounted Future Net Cash Flows(1)...................................   $   455,883

---------------
(1) The Standardized Measure of Discounted Future Net Cash Flows represents the Present Value of Future Net Cash Flows after income taxes discounted at 10%. For calculating the Estimated Future Net Cash Flows, the Present Value of Future Net Cash Flows and the Standardized Measure of Discounted Future Net Cash Flows as of December 31, 2003, we used the prices at December 31, 2003, which were $32.05 per Bbl of oil and $6.07 per Mcf of natural gas and do not reflect the impact of hedges.

You can read additional reserve information in our Consolidated Financial Statements and the Supplemental Oil and Gas Information (unaudited) included elsewhere herein. We have not included estimates of total proved reserves, comparable to those disclosed herein, in any reports filed with federal authorities other than the Commission.

In general, our engineers based their estimates of economically recoverable oil and natural gas reserves and of the future net revenues therefrom on a number of variable factors and assumptions, such as historical production from the subject properties, the assumed effects of regulation by governmental agencies and assumptions concerning future oil and natural gas prices and future operating costs, all of which may vary considerably from actual results. All such estimates are to some degree speculative, and classifications of reserves that are based on the mechanical status of the completion, may also define the degree of speculation involved. For these reasons, estimates of the economically recoverable oil and natural gas reserves attributable to any particular group of properties, classifications of such reserves based on risk of recovery and estimates of the future net revenues expected therefrom, prepared by different engineers or by the same engineers at different times, may vary substantially. Therefore, the actual production, revenues, severance and excise taxes, and development and operating expenditures with respect to reserves likely will vary from such estimates, and such variances could be material.

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

OIL AND NATURAL GAS DRILLING ACTIVITIES

The following table sets forth the gross and net number of productive and dry exploratory and development wells that we drilled and completed in 2003, 2002 and 2001.

                                                        GROSS WELLS                  NET WELLS
                                                 ------------------------     -------------------------
                                                 PRODUCTIVE   DRY   TOTAL     PRODUCTIVE   DRY    TOTAL
                                                 ----------   ---   -----     ----------   ---    -----
EXPLORATORY WELLS
Year ended December 31, 2003..................       5         1      6          3.8       0.4      4.2
Year ended December 31, 2002..................       6         1      7          3.7       0.9      4.6
Year ended December 31, 2001..................       9         7     16          4.2       5.8     10.0
DEVELOPMENT WELLS
Year ended December 31, 2003..................       -         1      1            -       0.9      0.9
Year ended December 31, 2002..................       2         1      3          1.4       0.9      2.3
Year ended December 31, 2001..................       4         2      6          2.8       1.8      4.6

Meridian had 1 gross (0.7 net) well in progress at December 31, 2003.

PRODUCTION

The following table summarizes the net volumes of oil and natural gas produced and sold, and the average prices received with respect to such sales, from all properties in which Meridian held an interest during 2003, 2002 and 2001.

                                                         YEAR ENDED DECEMBER 31,
                                                   -------------------------------------
                                                      2003           2002        2001
                                                      ----           ----        ----
PRODUCTION:
     Oil (MBbls)...............................         1,403         2,213        2,918
     Natural gas (MMcf)........................        20,142        15,578       22,085
     Natural gas equivalent (MMcfe)............        28,563        28,856       39,594

AVERAGE PRICES:
     Oil ($/Bbl)...............................    $    24.97     $   24.67    $   25.17
     Natural gas ($/Mcf).......................    $     5.07     $    3.36    $    4.67
     Natural gas equivalent ($/Mcfe)...........    $     4.80     $    3.71    $    4.46

PRODUCTION EXPENSES:
      Lease operating expenses ($/Mcfe)........    $     0.39     $    0.41    $    0.42
      Severance and ad valorem
        taxes ($/Mcfe).........................    $     0.27     $    0.29    $    0.30

ACREAGE

The following table sets forth the developed and undeveloped oil and natural gas leasehold acreage in which Meridian held an interest as of December 31, 2003. Undeveloped acreage is considered to be those lease acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas, regardless of whether or not such acreage contains proved reserves.

                                               DECEMBER 31, 2003
                                     -------------------------------------
                                         DEVELOPED          UNDEVELOPED
                                     ----------------     ----------------
     REGION                          GROSS       NET      GROSS      NET
     ------                          -----       ---      -----      ---
TEXAS.....................              425        53        960        --
LOUISIANA.................           29,156    16,186     21,269    18,766
GULF OF MEXICO............           39,518     6,098      7,500     5,033
                                     ------    ------     ------    ------
     TOTAL                           69,099    22,337     29,729    23,799
                                     ======    ======     ======    ======

In addition to the above acreage, we currently have options or farm-ins to acquire leases on approximately 181,219 gross (166,220 net) acres of undeveloped land located in Louisiana. Our fee holdings of 5,000 acres have been included in the undeveloped acreage and have been reduced to reflect the interest that we have leased to third parties.

GEOLOGIC AND GEOPHYSICAL EXPERTISE

Meridian employs approximately 67 full-time non-union employees and seven contract employees. This staff includes geologists, geophysicists and consultants with over 350 combined years of experience in generating onshore and offshore prospects in the Louisiana and Texas Gulf Coast region. Our geologists and geophysicists generate and review all prospects using 2-D and 3-D seismic technology and analogues to producing wells in the areas of interest.

MARKETING OF PRODUCTION

We market our production to third parties in a manner consistent with industry practices. Typically, the oil production is sold at the wellhead at posted prices, less applicable transportation deductions, and the natural gas is sold at posted indices, less applicable transportation, gathering and dehydration charges, adjusted for the quality of natural gas and prevailing supply and demand conditions. The natural gas production is sold under long- and short-term contracts (all of which are based on a published index) or in the spot market.

The following table sets forth purchasers of our oil and natural gas that accounted for more than 10% of total revenues for 2003, 2002 and 2001.

                                                YEAR ENDED DECEMBER 31,
                                               ------------------------
     CUSTOMER                                  2003       2002     2001
     --------                                  ----       ----     ----
Louisiana Intrastate Gas................        24%        17%      20%
Superior Natural Gas....................        19%        --       13%
Conoco, Inc. ...........................        10%        12%      --
Equiva Trading Company(1)...............        --         33%      30%

(1)      This entity is an affiliate of Shell.

Other purchasers for our oil and natural gas are available; therefore, we believe that the loss of any of these purchasers would not have a material adverse effect on our results of operations.

MARKET CONDITIONS

Our revenues, profitability and future rate of growth substantially depend on prevailing prices for oil and natural gas. Oil and natural gas prices have been extremely volatile in recent years and are affected by many factors outside our control. Since 1993, prices for West Texas Intermediate crude have ranged from $8.00 to $37.20 per Bbl and the Gulf Coast spot market natural gas price at Henry Hub, Louisiana, has ranged from $1.08 to $9.98 per MMBtu. The average price we received during the year ended December 31, 2003, was $4.80 per Mcfe compared to $3.71 per Mcfe during the year ended December 31, 2002. The volatile nature of energy markets makes it difficult to estimate future prices of oil and natural gas; however, any prolonged period of depressed prices would have a material adverse effect on our results of operations and financial condition.

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

Federal Regulation

The Federal Energy Regulatory Commission ("FERC") regulates interstate natural gas pipeline transportation rates and service conditions, both of which affect the marketing of natural gas produced by us, as well as the revenues we receive for sales of such natural gas. Since the latter part of 1985, culminating in 1992 in the Order No. 636 series of orders, the FERC has endeavored to make natural gas transportation more accessible to gas buyers and sellers on an open and non-discriminatory basis. The FERC believes "open access" policies are necessary to improve the competitive structure of the interstate natural gas pipeline industry and to create a regulatory framework that will put gas sellers into more direct contractual relations with gas buyers. As a result of the Order No. 636 program, the marketing and pricing of natural gas has been significantly altered. The interstate pipelines' traditional role as wholesalers of natural gas has been terminated and replaced by regulations which require pipelines to provide transportation and storage service to others who buy and sell natural gas. In addition, on February 9, 2000, FERC issued Order No. 637 and promulgated new regulations designed to refine the Order No. 636 "open access" policies and revise the rules applicable to capacity release transactions. These new rules will, among other things, permit existing holders of firm capacity to release or "sell" their capacity to others at rates in excess of FERC's regulated rate for transportation services.

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

State Regulation of Oil and Natural Gas Production

States where we conduct our oil and natural gas activities regulate the production and sale of oil and natural gas, including requirements for obtaining drilling permits, the method of developing new fields, the spacing and operation of wells and the prevention of waste of natural gas and other resources. In addition, most states regulate the rate of production and may establish the maximum daily production allowables for wells on a market demand or conservation basis.

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

ITEM 3.   LEGAL PROCEEDINGS

PETROQUEST LITIGATION. In December 1999, PetroQuest Energy, Inc. (formerly known as Optima Energy (U.S.) Corporation) ("PetroQuest") sued Meridian for damages "estimate[d] to exceed several million dollars" for Meridian's alleged gross negligence and willful misconduct under certain agreements concerning certain wells and property in the S.W. Holmwood and E. Lake Charles Prospects in Calcasieu Parish and for alleged wrongful withholding of funds totaling $886,153.31, as a result of Meridian's satisfying a prior adverse judgment in favor of Amoco Production Company. Meridian filed an answer denying PetroQuest's claims and asserted a counterclaim for attorney's fees, court costs and other expenses and for declaratory relief that Meridian is entitled to retain the amounts (with all interest thereon) that it had suspended from disbursement to PetroQuest. In December 2003, the parties settled. Under their confidential settlement agreement, Meridian was required to make two payments, which have now been made. The settlement amount was fully reflected in the financial statements at December 31, 2003. Judgments of dismissal were signed in January 2004.

RAMOS TITLE LITIGATION. Three different groups have asserted adverse title claims to some or all of Section 80 within Meridian's "Thibodaux units" in the Ramos Field. Another entity has asserted adverse title claims to a portion of
Section 36 within these same units. These claims turn primarily on the location of the parish boundary between Terrebonne and Assumption Parishes and/or the validity of various tax sales. Meridian's gas purchaser, Louisiana Intrastate Gas Company LLC ("LIG"), has deposited into the Terrebonne Parish court registry certain gas and plant-product proceeds attributable to 25 acres within these units since October 2000, and Meridian has been suspending all remaining proceeds attributable to these same 25 acres since December 2000. Meridian has entered into a settlement discussion, but it has not yet reached an agreement with the various parties. A trial has been set for March 16, 2004, in Assumption Parish.

ENVIRONMENTAL LITIGATION. Various landowners have sued Meridian (along with numerous other oil companies) in four similar lawsuits concerning the Weeks Island, Gibson, Bayou Pigeon and Napoleonville Fields. The lawsuits seek injunctive relief and other relief, including unspecified amounts in both actual and punitive damages for alleged breaches of mineral leases and alleged failure to restore the plaintiffs' lands from alleged contamination and otherwise from the defendants' oil and gas operations.

There are no other material legal proceedings to which Meridian or any of its subsidiaries is a party or to which any of its property is subject, other than ordinary and routine litigation incidental to the business of producing and exploring for crude oil and natural gas.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of Meridian's security holders during the fourth quarter of 2003.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK AND DIVIDEND POLICY

Our Common Stock is traded on the New York Stock Exchange under the symbol "TMR." The following table sets forth, for the periods indicated, the high and low sale prices per share for the Common Stock as reported on the New York Stock
Exchange:

                                                   HIGH       LOW
                                                 -------    -------
2003:
First quarter..............................      $  1.78    $  0.94
Second quarter.............................         4.73       0.92
Third quarter..............................         5.16       4.00
Fourth quarter ............................         6.14       3.88

2002:
First quarter..............................      $  4.99    $  3.01
Second quarter.............................         4.94       2.80
Third quarter..............................         3.70       2.05
Fourth quarter ............................         2.28       0.50

The closing sale price of the Common Stock on March 1, 2004, as reported on the New York Stock Exchange Composite Tape, was $5.66. As of March 1, 2004, we had approximately 835 shareholders of record.

Meridian has not paid cash dividends on the Common Stock and does not intend to pay cash dividends on the Common Stock in the foreseeable future. We currently intend to retain our cash for the continued development of our business, including exploratory and development drilling activities. We also are currently restricted under our Credit Agreement from expending more than $2.0 million in the aggregate for cash dividends on Common Stock or for purchase of shares of Common Stock without the prior consent of the lender.

ITEM 6.   SELECTED FINANCIAL DATA

All financial data should be read in conjunction with our Consolidated Financial Statements and related notes thereto included in Item 8. and elsewhere throughout this report.

                                                                       YEAR ENDED DECEMBER 31,
                                             ---------------------------------------------------------------------------
                                                 2003           2002             2001           2000            1999
                                                 ----           ----             ----           ----            ----
                                                    (In thousands, except prices and per share information)
A. SUMMARY OF OPERATING DATA
Production:
     Oil (MBbls)                                   1,403           2,213           2,918           3,987           4,454
     Natural gas (MMcf)                           20,142          15,578          22,085          27,672          22,711
     Natural gas equivalent (MMcfe)               28,563          28,856          39,594          51,596          49,438
Average Prices:
     Oil ($/Bbl)                             $     24.97     $     24.67     $     25.17     $     27.32     $     17.61
     Natural gas ($/Mcf)                            5.07            3.36            4.67            4.14            2.38
     Natural gas equivalent ($/Mcfe)                4.80            3.71            4.46            4.33            2.68
B. SUMMARY OF OPERATIONS
Total revenues                               $   137,479     $   107,470     $   178,060     $   226,246     $   133,361
Depletion and depreciation                        75,441          60,972          67,450          69,648          54,222
Net earnings (loss)(1)                             7,246         (52,012)         22,551          65,070          11,467
Net earnings (loss) per share:(1)
     Basic                                   $      0.14     $     (1.05)    $      0.47     $      1.34     $      0.25
     Diluted                                        0.13           (1.05)           0.43            1.06            0.25
Dividends per:
     Common share                                  -----           -----           -----           -----           -----
     Redeemable preferred share              $      8.46     $      5.90           -----           -----           -----
     Preferred share                         $     -----     $     -----     $      0.11     $      1.36     $      1.36
Weighted average common
     shares outstanding - Basic                   53,325          49,763          48,350          48,646          45,995
C. SUMMARY BALANCE SHEET DATA
Total assets                                 $   448,749     $   456,240     $   507,900     $   570,921     $   477,719
Long-term obligations, inclusive
     of current maturities                       152,320         203,750         210,000         250,000         270,000
Redeemable preferred stock                        60,446          69,690           -----           -----           -----
Stockholders' equity                             184,335         133,393         188,221         270,322         163,860

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

Our reserves and strategic acreage position provide us with a significant presence in our areas of focus, enabling us to manage a large asset base and to add successful exploratory and development wells at relatively low incremental costs. As of December 31, 2003, we had proved reserves of 146 Bcfe, approximately 68% of which were natural gas, with a present value of future pre-tax cash flows (PV-10) of $507 million. We own interests in approximately 280,000 gross (212,000 net) acres, including 18 fields and 90 wells, and we operate approximately 85% of our total production.

The Company's business model utilizing 3-D seismic technology to explore for large reserve accumulations in areas where others have overlooked or not encountered commercial hydrocarbons because of the inability to resolve structures or recognize hydrocarbon indicators with traditional 2-D seismic data, has proven successful. During the period of 1992-2003, Meridian generated and participated in the discovery of approximately 800 Bcfe of natural gas and oil.

As demonstrated from the apparent declines in domestic production, fewer and fewer economic projects are being recognized by the domestic industry. This is partly a result of better technology that has improved the industry's ability to determine probabilities of success, thereby impacting the number of economic prospects available for drilling.

In addition, the conditions of the industry--price volatility and uncertainty as well as declining prospect opportunities--and the overall economy have influenced the availability of debt and equity capital for small capitalization companies such as Meridian. This, combined with the geological/geophysical and mechanical risks associated with drilling primarily deep, high-pressured wells with large working interests, has resulted in a shift in the Company's strategy for exploration. Recognizing the trend and risks resulting therefrom, beginning in 2001, management embarked on its current strategy to continue to utilize its application of 3-D seismic technology to generate and drill shallower, higher-confidence, lower-risk plays, such as its Biloxi Marshlands project in St. Bernard Parish, Louisiana, blended with its traditional deeper, higher risk, but higher potential opportunities where its capital expenditure budget permits.

We have a large, balanced inventory of exploration, exploitation and development drilling prospects in our producing region. In addition to a solid reserve base and acreage position in our area of focus, we believe we possess the technical knowledge and information necessary to sustain successful growth. With licenses and rights to approximately 7,800 square miles of 3-D seismic data and 173,000 linear miles of 2-D seismic data, our technical and professional staff is in a position to continue to generate future prospects for our growth.

Our Strategy. The key elements of our strategy are as follows:

- Generate reserve additions through exploration, exploitation and development drilling of a risk balanced portfolio of high potential prospects;

- Maintain a concise geographic focus in South Louisiana, the Texas Gulf Coast and offshore in the Gulf of Mexico, applying professional and technical knowledge and experience to the development of a high quality project inventory;

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

The Company previously announced that it intends to increase its capital budget to approximately $95 million for 2004 or 25% over its 2003 spending, subject to adjustments depending on drilling results, oil and natural gas prices and other factors. During 2003, the Company turned production declines into growth with drilling successes in its core area of south Louisiana where it used its proprietary 3-D seismic to develop an inventory of low-risk exploration and exploitation plays. The results are delivering solid production increases with improved returns and enabling Meridian to increase drilling activities to an expected level of 20-30 wells during 2004, primarily focused in its Biloxi Marshlands project area. In addition to increased drilling activities, Meridian expects to extend its proprietary 3-D data base at Biloxi Marshlands with the shooting of 258 square miles of new data, the total of which ultimately will provide over 578 square miles covering approximately 400,000 acres in St. Bernard Parish, Louisiana. The 2004 exploration drilling and seismic acquisition activities were initiated in January 2004. It is anticipated that the Biloxi Marshlands project area will comprise a substantial portion of the Company's future drilling inventory over the next several years as it continues to work the entire 3-D data set ranging in depths from shallow to deep for new prospect opportunities.

Review of 2003. During 2003, the Company focused on corporate fundamentals-- financial, seismic, land and production. The Company reduced total debt $51.4 million by reducing its Senior Bank facility from $165 million to $122.3 million and by reducing the sub-debt from $18.7 million to $10 million. In addition, outstanding Preferred Stock was reduced from a high of $72 million in stated value of shares outstanding, to approximately $60.4 million as a result of conversions to common stock. By year end 2003, the Company's debt to book capitalization had been reduced from 50% to 39%.

In addition, during 2003, six wells were brought on line increasing production from 65.7 Mmcfe per day to the current range of 90.0 Mmcfe to 95.0 Mmcfe per day. With the drilling results of last year, coupled with completion of our 187-square mile 3-D seismic survey, and added cash flows, Meridian expects to increase its drilling activities four to five fold, to 20-30 wells during 2004. Growth in reserves, as in prior years, in a very high priority for the Company in 2004.

Recent Developments. During the first quarter of 2004 the Company entered into a conversion agreement with Kayne Anderson to convert $15.0 million of their 9 1/2% Convertible Subordinated Notes to Common Stock. In addition, the Company has made $3.3 million in debt repayments and anticipates further simplifying its capital structure and reducing total outstanding debt by $35-40 million during 2004, based on current projections of commodity prices, production levels and the current stock price.

In furthering its objective of organic reserve growth, the Company is continuing to develop its Biloxi Marshlands play. To date the Company has drilled eight wells, five of which have been completed and are producing at a gross rate of approximately 64 Mmcfe per day. The Company has also reached total depth on its sixth successful well in its Biloxi Marshlands project area and expects to place it on production by May 31, 2004. The Biloxi Marshlands No. 19-1 well was drilled to a total depth of 11,062 feet MD and electric logs have been run and indicate apparent gas pay in the targeted Cris "I" sand interval with an overall gross pay section of 87 feet MD. Meridian holds a 92% working interest in the well and is the operator of the field.

Also, during the first quarter of 2004, the Company drilled the Lake Eugene Land & Development No. 33-1 well in its Biloxi Marshlands project area and did not encounter commercial production in the well. The well was drilled to test a deeper Rob "L" sand interval target at a total depth of 12,215 feet MD. While the well did not encounter commercial hydrocarbons, the Company believes many other Rob "L" sand interval targets exist within its Biloxi Marshlands project area, only one of which was scheduled for 2004.

During the last several months, the Company has participated in several State of Louisiana oil and gas lease sales and has successfully bid on 23 additional tracts in the area, covering 7,756 acres in and around our current lease holdings. These new tracts together with the Company's land acreage position provides the opportunity to drill 15 or more new wells during 2004 in our Biloxi project area.

In an effort to further its development in the Biloxi project area for future years, the Company began the third phase of its 3-D seismic program in January 2004. This approximately 258-square mile 3-D seismic survey is expected to be completed in May 2004. Although Meridian's focus is currently on the Cris I geological time horizon, the survey is designed to look at all shallow and for deep objectives.

With the successful completion to the Myles Salt 29 ST well, we continue to develop new opportunities in our Weeks Island Field. Currently, we are drilling the Weeks Island Sand Unit A No. 25 well (the "WISU A-25"), and have logged an overall gross pay section of 572 feet MD with 239 feet MD being net apparent oil pay. The Company has drilled to a measured depth of 11,380 feet and, based on electric logs, encountered oil pay in the "M" and "O" sand intervals between depths of 10,662 and 11,234 feet MD. The Company is currently setting casing through the oil pay section and once casing is set, will drill ahead to test deeper "O" and "P" sand intervals. The test of the deeper intervals is expected to take approximately ten days after which the Company will begin completion operations and expects to have the well on production early in the second quarter of 2004. The Company anticipates that the results of WISU A-25 well will further define other drilling opportunities in the Weeks Island field through the remainder of 2004. The Company owns a 92% working interest in the WISU A-25 well. The Company has currently scheduled several more wells in this field for 2004.

Also in the Weeks Island field, the Company has completed workover operations on the Myles Salt Company No. 43 well and re-established production in the "O" sand interval at rates of approximately 450 barrels of oil per day. Prior to the workover, the Myles Salt No. 43 was producing at significantly lower rates. The Company is currently performing workover operations on the Myles Salt Company No. 32 well to replace corroded tubing and expects to return the well to production at rates similar to the rates in the Myles Salt No. 43. The Company has identified several other high potential workovers in the Weeks Island field.

Industry Conditions. Our revenues, profitability and cash flow are substantially dependent upon prevailing prices for oil and natural gas. Oil and natural gas prices have been extremely volatile in recent years and are affected by many factors outside of our control. The average price we received during the year ended December 31, 2003 was $4.80 per Mcfe compared to $3.71 per Mcfe during the year ended December 31, 2002. Fluctuations in prevailing prices for oil and natural gas have several important consequences to us, including affecting the level of cash flow received from our producing properties, the timing of exploration of certain prospects and our access to capital markets, which could impact our revenues, profitability and ability to maintain or increase our exploration and development program. Refer to Item 7.A. for a discussion of commodity price risk management activities utilized to mitigate a portion of the near term effects of this exposure to price volatility.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2003, COMPARED TO YEAR ENDED DECEMBER 31, 2002

Oil and natural gas revenues increased $30.1 million, primarily as a result of an increase in average commodity prices. The following table summarizes Meridian's operating revenues, production volumes and average sales prices for the years ended December 31, 2003 and 2002.

                                                         Year Ended
                                                         December 31,                Increase
                                                     2003           2002            (Decrease)
                                                     ----           ----            ----------
Production:
  Oil (MBbls)                                          1,403          2,213             (37%)
  Natural gas (MMcf)                                  20,142         15,578              29%
  Natural gas equivalent (MMcfe)                      28,563         28,856              (1%)

Average Sales Price:
  Oil (per Bbl)                                   $    24.97     $    24.67               1%
  Natural gas (per Mcf)                                 5.07           3.36              51%
  Natural gas equivalent (per Mcfe)                     4.80           3.71              29%

Gross Revenues (000's):
  Oil                                             $   35,032     $   54,595             (36%)
  Natural gas                                        102,092         52,397              95%
                                                  ----------     ----------            ----
                     Total                        $  137,124     $  106,992              28%
                                                  ==========     ==========            ====

Operating Expenses.

Oil and natural gas operating expenses decreased $0.6 million to $11.3 million in 2003, compared to $11.9 million in 2002. Lease operating expenses reflect savings realized on sold properties combined with other cost savings offset by additional operating expenses associated with the Biloxi Marshlands project area. On a unit basis, lease operating expenses decreased $0.02 per Mcfe to $0.39 per Mcfe for the year 2003 from $0.41 per Mcfe for the year 2002. In 2004, our anticipated future increases in production should result in a continued reduction in operating costs on a per unit level.

Severance and Ad Valorem Taxes.

Severance and ad valorem taxes decreased $0.6 million to $7.6 million in 2003, compared to $8.2 million in 2002. This decrease is largely attributable to the decrease in the average tax rate for natural gas and the decrease in oil revenues from the 2002 levels, partially offset by an increase in natural gas production. Meridian's production is primarily from southern Louisiana, and, therefore, is subject to a current tax rate of 12.5% of gross oil revenues and $0.171 per Mcf for natural gas (effective July 2003). The tax rate for natural gas for the first half of 2002 was $0.199 per Mcf and from July 2002 through June 2003 was $0.122 per Mcf. On an equivalent unit of production basis, severance and ad valorem taxes decreased to $0.27 per Mcfe from $0.29 per Mcfe for the comparable period. The per Mcfe cost for 2004 will increase due to a higher anticipated severance tax rate than what was experienced in 2003.

Depletion and Depreciation.

Depletion and depreciation expense increased $14.4 million to $75.4 million in 2003 from $61.0 million for 2002. This increase was primarily a result of an increased depletion rate from 2002 levels, partially offset by the 1% decrease in production on an Mcfe basis from the comparable period in 2002. On a unit basis, depletion and depreciation expenses increased to $2.64 per Mcfe for 2003, compared to $2.11 per Mcfe for 2002. The increase in the depletion rate is primarily a result of the 2002 impairment of long-lived assets mentioned below. We are expecting a downward trend in our 2004 depletion rate as we find and develop new reserves during the year.

General and Administrative Expense.

General and administrative expense decreased $0.2 million to $11.6 million in 2003 compared to $11.8 million for the year 2002. As previously announced, during the first quarter of 2003 the Company initiated reductions in staff to reflect a change in exploration strategy to lower-risk, higher probability projects, maintaining focus in south Louisiana and southeast Texas. Although the full impact of these reductions has not been fully recognized due to the severance packages included, it is anticipated that these changes will result in future savings in costs without sacrificing the Company's exploration efforts or opportunities. In addition to the reduction in staff during the year, professional services decreased partially offset by an increase in insurance costs primarily for Company directors and officers. On an equivalent unit of production basis, general and administrative expenses were comparable for the two years.

Interest Expense.

Interest expense decreased $2.4 million to $11.5 million in 2003 compared to $13.9 million for 2002. The decrease is primarily a result of the reduction in long-term debt by $51.4 million and the Federal Reserve Bank's decrease in overall interest rates which has led to a decrease in the average interest rate on the revolving credit facilities. The funds for the reduction in debt were the result of the August 2003 stock offering, improved cash flow from operations and the sale of certain non-strategic oil and gas properties.

Impairment of Long-Lived Assets.

In 2002, a write-down in oil and natural gas proved undeveloped reserves resulted in the Company recognizing a non-cash impairment of $69.1 million of its oil and natural gas properties under the full cost method of accounting. This was due to a negative revision associated with an unsuccessful well drilled in the Kent Bayou Field in 2002. If oil and natural gas price were to significantly drop during 2004, the risk of future impairments exists.

Credit Facility Retirement Costs.

During August 2002, the Company replaced its Chase Manhattan Bank Credit Facility with a new three-year $175 million underwritten senior secured agreement with Societe Generale and Fortis Capital Corp. Deferred debt costs associated with the prior credit facility of $1.2 million were written off in September 2002.

Taxes on Income.

The provision for income taxes for 2003 is $4.2 million. Income taxes were provided on book income after taking into account permanent differences between book income and taxable income, and after reducing the income tax valuation allowance by $2.7 million.

The income tax for 2002 was a credit of $22.0 million. This credit resulted from the 2002 book loss after taking into account permanent differences between book income and taxable income. This credit was limited to the amount of the Company's deferred tax liability at December 31, 2001.

Adoption of Statement of Financial Accounting Standards No. 143.

On January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143 ("SFAS No. 143"), "Accounting for Asset Retirement Obligations." As a result, the Company recorded a long-term liability of $4.5 million representing the discounted present value of the estimated retirement obligations and an increase in capitalized oil and gas properties of $3.2 million. The liability will be accreted to its future value in subsequent reporting periods and will be charged to earnings on the Company's Consolidated Statement of Operations as "Accretion Expense." As a result of adoption of SFAS No. 143, the Company has charged approximately $0.7 million to earnings as accretion expense during 2003. The cumulative effect of the change in accounting principle for prior years totaled $1.3 million or $0.02 per share, and was charged to earnings in the first quarter of 2003.

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

                                                         Year Ended
                                                         December 31,             Increase
                                                   2002            2001          (Decrease)
                                                   ----            ----          ----------
Production:
  Oil (MBbls)                                        2,213            2,918          (24%)
  Natural gas (MMcf)                                15,578           22,085          (29%)
  Natural gas equivalent (MMcfe)                    28,856           39,594          (27%)

Average Sales Price:
  Oil (per Bbl)                                  $   24.67      $     25.17           (2%)
  Natural gas (per Mcf)                               3.36             4.67          (28%)
  Natural gas equivalent (per Mcfe)                   3.71             4.46          (17%)

Gross Revenues (000's):
  Oil                                            $  54,595      $    73,443          (26%)
  Natural gas                                       52,397          103,203          (49%)
                                                 ---------      -----------         ----
                     Total                       $ 106,992      $   176,646          (39%)
                                                 =========      ===========         ====

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

Interest Expense.

Interest expense decreased $5.4 million to $13.9 million in 2002 compared to $20.1 million for 2001. The decrease is primarily a result of the reduction in the debt balance and the Federal Reserve Bank's decrease in overall interest rates which has led to a decrease in the average interest rate on the revolving credit facility.

Full Cost Ceiling Writedown.

During 2002, a negative revision in oil and natural gas proved undeveloped reserves associated with an unsuccessful well drilled in the Kent Bayou Field resulted in the Company recognizing a full cost ceiling write-down of its oil and natural gas properties totaling $69.1 million ($46.9 million after tax).

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

FLIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS. Net cash flows provided by operating activities were $91.6 million for the year ended December 31, 2003, as compared to $42.5 million for the year ended December 31, 2002, an increase of $49.1 million or 116%. This increase was primarily attributable to a $30.1 million increase in revenue due to price increases. The year-over-year change in operating assets and liability from December 31, 2002, to December 31, 2003, also accounted for approximately $14.8 million of increase in net cash flows provided by operating activities.

Net cash flows used in investing activities were $67.0 million for the year ended December 31, 2003, as compared to $77.1 million for the year ended December 31, 2002. The decrease was due to a decrease in capital expenditures of $4.9 million, coupled with the selling of a non-strategic field for $4.9 million.

Net cash flows used in financing activities were $19.1 million for the year ended December 31, 2003, as compared to net cash flows provided from financing activities of $27.5 million. During 2003, the Company retired $51.4 million in long-term debt, partially offset by the $33.2 million raised by selling common stock. During 2002, the Company raised $66.9 million by selling redeemable preferred stock which funded the retirement of $31.3 million in long-term debt and capital expenditures in excess of net cash flows provided by operating activities.

CREDIT FACILITY.

During August 2002, the Company replaced its Chase Manhattan Bank Credit Facility with a new three-year $175 million underwritten senior secured credit agreement (the "Credit Agreement") with Societe Generale as administrative agent, lead arranger and book runner, and Fortis Capital Corporation, as co-lead arranger and documentation agent. Borrowings under the Credit Agreement mature on August 13, 2005. The borrowing base is currently set at $130.0 million and is scheduled to be redetermined and be effective on April 30, 2004. Credit Facility payments of $42.7 million were made during 2003, bringing the outstanding balance to $122.3 million as of December 31, 2003. During the first two months of 2004, the Company made $3.3 million in additional debt repayments and anticipates that it will continue to make debt repayments during the remainder of the year.

In addition to the scheduled quarterly borrowing base redeterminations, the lenders or borrower, under the Credit Agreement, have the right to redetermine the borrowing base at any time, once during each calendar year. Borrowings under the Credit Agreement are secured by pledges of outstanding capital stock of the Company's subsidiaries and a mortgage on the Company's oil and natural gas properties of at least 90% of its present value of proved properties. The Credit Agreement contains various restrictive covenants, including, among other items, maintenance of certain financial ratios and restrictions on cash dividends on Common Stock and under certain circumstances Preferred Stock, and an unqualified audit report on the Company's consolidated financial statements beginning with those as of and for the year ended December 31, 2002. The auditor's report on the 2002 consolidated financial statements contained a "going concern" modification. The Company obtained a waiver of the related covenant that would have triggered a violation of the loan agreement.

Under the Credit Agreement, the Company may secure either (i) an alternative base rate loan that bears interest at a rate per annum equal to the greater of the administrative agent's prime rate, plus an additional 0.5% to 1.5% depending on the ratio of the aggregate outstanding loans and letters of credit to the borrowing base or a federal funds-based rate plus 1/2 of 1% or; (ii) a Eurodollar base rate loan that bears interest, generally, at a rate per annum equal to the London interbank offered rate ("LIBOR") plus 1.5% to 2.5%, depending on the ratio of the aggregate outstanding loans and letters of credit to the borrowing base. At December 31, 2003, the three-month LIBOR interest rate was 1.15188%. The Credit Agreement also provides for commitment fees ranging from 0.375% to 0.5% per annum.

SUBORDINATED CREDIT AGREEMENT. The Company extended and amended a short-term subordinated credit agreement with Fortis Capital Corporation for $25 million on April 5, 2002, with a maturity date of December 31, 2004. The interest rate is LIBOR plus 4.5% through December 31, 2002, LIBOR plus 5.5% from January 1, 2003, through August 31, 2003, and LIBOR plus 6.5% from September 1, 2003, through December 31, 2004. At December 31, 2003, the three-month LIBOR interest rate was 1.15188%. A note payment of $5 million is due on April 30, 2004, with the remaining $5 million payable on December 31, 2004. Note payments totaling $8.75 million were paid in 2003. The outstanding balance is $10.0 million as of December 31, 2003.

9 1/2% CONVERTIBLE SUBORDINATED NOTES. During June 1999, we completed private placements of an aggregate of $20 million of our 9 1/2% Convertible Subordinated Notes due June 18, 2005. The Notes are unsecured and contain customary events of default, but do not contain any maintenance or other restrictive covenants. Interest is payable on a quarterly basis.

During March 2002, the Company and the holders of the Notes amended the conversion price from $7.00 to $5.00 per share. The Notes are convertible at any time by the holders of the Notes into shares of the Company's Common Stock, $0.01 par value utilizing the conversion price. The conversion price is subject to customary anti-dilution provisions. We may prepay the Notes at any time without penalty or premium.

8.5% REDEEMABLE CONVERTIBLE PREFERRED STOCK. A private placement of $66.85 million of 8.5% redeemable convertible preferred stock was completed during May 2002. The preferred stock is convertible into shares of the Company's Common Stock at a conversion price of $4.45 per share. Dividends are payable semi-annually in cash or additional preferred stock. At the option of the Company, one-third of the preferred shares can be forced to convert to Common Stock if the closing price of the Company's Common Stock exceeds 150% of the conversion price for 30 out of 40 consecutive trading days on the New York Stock Exchange. Based on the above conversion criteria, the Company can elect to convert up to one-third of the original issue provided that the conversion occurs no sooner than twelve months from the most recent conversion. The preferred stock is subject to redemption at the option of the Company after March 2005, and mandatory redemption on March 31, 2009. The holders of the preferred stock have been granted registration rights with respect to the shares of Common Stock issued upon conversion of the preferred stock. In the last quarter of 2003, $12.2 million of preferred stock was converted into 2.7 million shares of Common Stock. In addition, $3.6 million of preferred stock was converted into 0.8 million shares of Common Stock during January and February 2004.

Dividends of $6.0 million were accumulated (net of $0.6 million of deferred preferred stock offering costs amortized during 2003) during 2003, of which $3.0 million was satisfied with the issuance of additional shares of redeemable preferred stock, and $3.0 million was paid in cash in January 2004. Dividends of $3.9 million were accumulated in 2002, of which $1.1 million was paid in cash and $2.8 million was satisfied with the issuance of additional shares of redeemable preferred stock.

CAPITAL EXPENDITURES. Capital expenditures in 2003 consisted of $71.9 million for property and equipment additions primarily related to exploration and development of various prospects, including leases, seismic data acquisitions, production facilities, and related drilling and workover activities. Our strategy is to blend exploration drilling activities with high-confidence workover and development projects selected from our broad asset inventory in order to capitalize on periods of high commodity prices. This strategy brought on production and added reserves sooner than the drilling of deep, higher risk exploration wells.

The 2004 capital expenditures plan is currently forecast at approximately $95 million. The final projects will be determined based on a variety of factors, including prevailing prices for oil and natural gas, our expectations as to future pricing and the level of cash flow from operations. We currently anticipate funding the 2004 plan primarily utilizing cash flow from operations. When appropriate, excess cash flow from operations as a result of increased rates or prices beyond that needed for the 2004 capital expenditures plan will be used to de-lever the Company by development of exploration discoveries or direct payment of debt.

SALE OF PROPERTIES. During 2003, the Company sold certain non-strategic oil and gas properties located in south Louisiana for approximately $4.9 million. The sale was comprised of approximately 4 Bcfe proved developed reserves and 1 Bcfe of undeveloped reserves. Benefits of the sale include the reduction of total debt by an additional $4.9 million resulting in an immediate savings in interest costs on the Company's senior bank debt, the elimination of $3.1 million in future capital expenditures associated with the properties, and the elimination of over $1.5 million in annual lease operating expenses.

CASH OBLIGATIONS. The following summarizes the Company's contractual obligations at December 31, 2003 and the effect such obligations are expected to have on its liquidity and cash flow in future periods (in thousands):

                                             LESS THAN         1-3         AFTER
                                              ONE YEAR        YEARS       3 YEARS       TOTAL
                                             ---------        -----       -------       -----
Short and long term debt                     $   10,000     $  142,320     $ ---     $  152,320
Non-cancelable operating leases                   1,603          2,871       ---          4,474
                                             ----------     ----------     -----     ----------
Total contractual cash obligations           $   11,603     $  145,191     $ ---     $  156,794

DIVIDENDS. It is our policy to retain existing cash for reinvestment in our business, and therefore, we do not anticipate that dividends will be paid with respect to the Common Stock in the foreseeable future. Dividends on the redeemable preferred stock aggregating $6.0 million were accrued for in 2003. Of that amount, $3.0 million was satisfied with the issuance of additional shares of redeemable preferred stock, and $3.0 million was paid in cash in January 2004. During 2003, $0.6 million of deferred preferred stock offering costs was amortized.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company's discussion and analysis of its financial condition and results of operation are based upon consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The following summarizes several of our critical accounting policies. See a complete list of significant accounting policies in
Note 1 to the Consolidated Financial Statements.

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

PROPERTY AND EQUIPMENT. The Company follows the full cost method of accounting for its investments in oil and natural gas properties. All costs incurred with the acquisition, exploration and development of oil and natural gas properties, including unproductive wells, are capitalized. Under the full cost method of accounting, such costs may be incurred both prior to or after the acquisition of a property and include lease acquisitions, geological and geophysical services, drilling, completion and equipment. Included in capitalized costs are general and administrative costs that are directly related to acquisition, exploration and development activities, and which are not related to production, general corporate overhead or similar activities. For the years 2003, 2002, and 2001, such capitalized costs totaled $10.0 million, $11.7 million, and $13.5 million, respectively. General and administrative costs related to production and general overhead are expensed as incurred.

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

FULL-COST CEILING TEST. At the end of each quarter, the unamortized cost of oil and natural gas properties, after deducting the asset retirement obligation, net of related deferred income taxes, is limited to the sum of the estimated future net revenues from proved properties using period-end prices, after giving effect to cash flow hedge positions, discounted at 10%, and the lower of cost or fair value of unproved properties adjusted for related income tax effects.

The calculation of the ceiling test and the provision for depletion and amortization are based on estimates of proved reserves. There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting the future rates of production, timing, and plan of development. The accuracy of any reserves estimate is a function of the quality of available data and of engineering and geological interpretation and judgement. Results of drilling, testing, and production subsequent to the date of the estimate may justify a revision of such estimate. Accordingly, reserve estimates are often different from the quantities of oil and natural gas that are ultimately recovered.

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

PRICE RISK MANAGEMENT ACTIVITIES. The Company follows the Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires that changes in the derivatives' fair value be recognized currently in earnings unless specific cash flow hedge accounting criteria are met. The statement also establishes accounting and reporting standards requiring that every derivative instrument be reported in the balance sheet as either an asset or liability measured at its fair value. Cash flow hedge accounting for qualifying hedges allows the gains and losses on derivatives to offset related results on the hedged item in the earnings statements and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. We adopted FAS 133 effective January 1, 2001.

The Company's results of operations and operating cash flows are impacted by changes in market prices for oil and natural gas. To mitigate a portion of the exposure to adverse market changes, the Company has entered into various swap agreements. These swaps allow the Company to predict with greater certainty the effective oil and natural gas prices to be received for our hedged production. Although derivatives often fail to achieve 100% effectiveness for accounting purposes, our derivative instruments continue to be highly effective in achieving the risk management objectives for which they were intended. These swaps have been designated as cash flow hedges as provided by FAS 133 and any changes in fair value are recorded in other comprehensive income until earnings are affected by the variability in cash flows of the designated hedged item. Any changes in fair value resulting from the ineffectiveness of the hedge are reported in the consolidated statement of operations as a component of revenues. The Company recognized minimal losses related to hedge ineffectiveness during the three years ended December 31, 2003.

At December 31, 2003, the change in estimated fair value of the Company's oil and natural gas swaps was an unrealized loss of $11.6 million ($7.5 million net of tax) which is recognized in other comprehensive income. Based upon December 31, 2003, oil and natural gas commodity prices, approximately $9.8 million of the loss deferred in other comprehensive income could potentially lower gross revenues in 2004. The swap agreements expire at various dates through July 31, 2005.

Net settlements under these swap agreements reduced oil and natural gas revenues by $14,916,000 and $1,183,000 for the years ended December 31, 2003 and 2002, respectively. During the year ended December 31, 2001, the Company had no material open hedging agreements.

See Item 7.A. for additional discussion of disclosures about market risk.

FAIR VALUE OF FINANCIAL INSTRUMENTS. Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, bank borrowings and subordinated notes. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the highly liquid nature of these short-term instruments. The fair values of the bank borrowings approximate the carrying amounts as of December 31, 2003 and 2002, and were determined based upon variable interest rates currently available to us for borrowings with similar terms. Based on quoted market prices as of the respective dates, the fair values of our subordinated notes due 2005 were $19.6 million and $18.9 million at December 31, 2003 and 2002, respectively. The carrying value of our subordinated notes was $20 million at December 31, 2003 and 2002.

NEW ACCOUNTING PRONOUNCEMENTS. A reporting issue has arisen regarding the application of certain provisions of SFAS No. 142 "Goodwill and Other Intangible Assets" to companies in the extractive industries, including oil and gas companies. The issue is whether SFAS No. 142 requires registrants to classify the costs of mineral rights held under lease or other contractual arrangements associated with extracting oil and gas as intangible assets in the balance sheet, apart from other capitalized oil and gas property costs, and provide specific footnote disclosures. Historically, the Company has included the costs of such mineral rights associated with extracting oil and gas as a component of oil and gas properties. If it is ultimately determined that SFAS No. 142 requires oil and gas companies to classify costs of mineral rights held under lease or other contractual arrangement associated with extracting oil and gas as a separate intangible assets line item on the balance sheet, the Company would be required to reclassify approximately $16.2 million at December 31, 2003, and $15.8 million at December 31, 2002, respectively, out of oil and gas properties and into a separate intangible assets line item. The Company's cash flows and results of operations would not be affected since such intangible assets would continue to be depleted and assessed for impairment in accordance with full cost accounting rules. Further, the Company does not believe the classification of the costs of mineral rights associated with extracting oil and gas as intangible assets would have any impact on the Company's compliance with covenants under its debt agreements.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 was effective for the Company on January 1, 2003. See Note 3. for discussion of the impact on the Company's consolidated financial statements.

During December 2003, the FASB issued Interpretation No. 46R, "Consolidation of Variable Interest Entities" ("FIN 46"), which requires the consolidation of certain entities that are determined to be variable interest entities ("VIE's"). An entity is considered to be a VIE when either (i) the entity lacks sufficient equity to carry on its principal operations, (ii) the equity owners of the entity cannot make decisions about the entity's activities or (iii) the entity's equity neither absorbs losses or benefits from gains. Meridian owns no interests in variable interest entities, and therefore this new interpretation has not affected the Company's consolidated financial statements.

In May 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of this statement did not have a material effect on the Company's financial statements.

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

Borrowing base for the Credit Facility. The Credit Agreement with Societe Generale and Fortis Capital Corp. is presently scheduled for borrowing base redetermination dates on a quarterly basis, with the next such redetermination scheduled for April 30, 2004. The borrowing base is redetermined on numerous factors including current reserve estimates, reserves that have recently been added, current commodity prices, current production rates and estimated future net cash flows. These factors have associated risks with each of them. Significant reductions or increases in the borrowing base will be determined by these factors, which, to a significant extent, are not under the Company's control.

ITEM 7.A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is from time to time exposed to market risk from changes in interest rates and hedging contracts. A discussion of the market risk exposure in financial instruments follows.

INTEREST RATES

We are subject to interest rate risk on our long-term fixed interest rate debt and variable interest rate borrowings. Our long-term borrowings primarily consist of borrowings under the Credit Facility and principal due December 31, 2004 under our Subordinated Credit Agreement. Since interest charged borrowings under the Credit Facility floats with prevailing interest rates (except for the applicable interest period for Eurodollar loans), the carrying value of borrowings under the Credit Facility should approximate the fair market value of such debt. Changes in interest rates, however, will change the cost of borrowing. Assuming $122.3 million remains borrowed under the Credit Facility and $10 million remains borrowed under the Subordinated Credit Agreement, we estimate our annual interest expense will change by $1.223 million for each 100 basis point change in the applicable interest rates utilized under the Credit Facility and $10 million from the Subordinated Credit Agreement. Changes in interest rates would, assuming all other things being equal, cause the fair market value of debt with a fixed interest rate, such as the Notes, to increase or decrease, and thus increase or decrease the amount required to refinance the debt. The fair value of the Notes is dependent on prevailing interest rates and our current stock price as it relates to the conversion price of $5.00 per share of our Common Stock.

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

In 2002, we entered into certain swap agreements as summarized in the table below. The Notional Amount is equal to the total net volumetric hedge position of Meridian during the periods indicated. The positions effectively hedge approximately 11% of our proved developed natural gas production and 79% of our proved developed oil production during the respective terms of the swap agreements. The fair values of the cash flow hedges are based on the difference between the strike price and the New York Mercantile Exchange future prices for the applicable trading months.

                                               Weighted Average       Fair Value (unrealized) at
                                 Notional        Strike Price           December 31, 2003 (in
                                  Amount         ($ per unit)                 thousands)
                                 ---------     ----------------       --------------------------
Natural Gas (mmbtu)
January 2004 - June 2005         3,550,000       $      3.73                $     (5,630)
Oil (bbls)
January 2004 - July 2005           978,000       $     23.49                $     (5,938)
                                                                            ------------
                                                                            $    (11,568)
                                                                            ============

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

         "Bbl" means barrel and "Bbls" means barrels.
         "Bcf" means billion cubic feet.
         "Bcfe" means billion cubic feet of natural gas equivalent.
         "Btu" means British Thermal Unit.
         "FERC" means the Federal Energy Regulatory Commission.
         "MBbls"  means thousand barrels.
         "Mcf" means thousand cubic feet.
         "Mcfe" means thousand cubic feet of natural gas equivalent.
         "MD" means measured depth.
         "MMBbls" means million barrels.
         "MMBtu" means million Btus.
         "MMcf" means million cubic feet.
         "MMcfe" means million cubic feet of natural gas equivalent.
         "Present Value of Future Net Cash Flows" or "Present Value of Proved Reserves" means the present value of estimated future revenues to be generated from the production of proved reserves calculated in accordance with Securities and Exchange Commission guidelines, net of estimated production and future development costs, using prices and costs as of the date of estimation without future escalation, without giving effect to non-property related expenses such as general and administrative expenses, debt service, future income tax expenses and depreciation, depletion and amortization, and discounted using an annual discount rate of 10%.
         "TVD" means true vertical depth.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          Index to Financial Statements

                                                                                    Page
                                                                                    ----
Reports of Independent Auditors                                                      33

Consolidated Statements of Operations
   -- For each of the three years in the period ended December 31, 2003              35

Consolidated Balance Sheets--December 31, 2003 and 2002                              36

Consolidated Statements of Cash Flows
   -- For each of the three years in the period ended December 31, 2003              38

Consolidated Statements of Stockholders' Equity
   -- For each of the three years in the period ended December 31, 2003              39

Consolidated Statements of Comprehensive Income
   -- For each of the three years in the period ended December 31, 2003              40

Notes to Consolidated Financial Statements                                           41

                         REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors
The Meridian Resource Corporation

We have audited the accompanying consolidated balance sheet of The Meridian Resource Corporation and subsidiaries as of December 31, 2003 and the related consolidated statements of operations, stockholders' equity, cash flows, and comprehensive (loss) income for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Meridian Resource Corporation and subsidiaries at December 31, 2003 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3. to the consolidated financial statements, effective January 1, 2003, the Company changed its method of accounting for asset retirement obligations.

                                BDO SEIDMAN, LLP

Houston, Texas
March 1, 2004

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
The Meridian Resource Corporation

We have audited the accompanying consolidated balance sheets of The Meridian Resource Corporation and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Meridian Resource Corporation and subsidiaries at December 31, 2002, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

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

                                                Ernst & Young, LLP

Houston, Texas
April 8, 2003, except for Note 4,
as to which the date is April 15, 2003

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       (thousands, except per share data)

                                                                        YEAR ENDED DECEMBER 31,
                                                                        -----------------------
                                                                  2003          2002          2001
                                                               -----------   -----------   -----------
REVENUES:
      Oil and natural gas                                      $   137,124   $   106,992   $   176,646
      Interest and other                                               355           478         1,414
                                                               -----------   -----------   -----------
                                                                   137,479       107,470       178,060
                                                               -----------   -----------   -----------
OPERATING COSTS AND EXPENSES:
      Oil and natural gas operating                                 11,260        11,935        16,625
      Severance and ad valorem taxes                                 7,608         8,235        11,761
      Depletion and depreciation                                    75,441        60,972        67,450
      General and administrative                                    11,610        11,820        13,506
      Accretion expense                                                667         -----         -----
      Issuance of stock grants                                       -----         -----         5,566
      Impairment of long-lived assets                                -----        69,124         6,580
                                                               -----------   -----------   -----------
                                                                   106,586       162,086       121,488
                                                               -----------   -----------   -----------
EARNINGS (LOSS) BEFORE INTEREST & INCOME TAXES                      30,893       (54,616)       56,572
                                                               -----------   -----------   -----------
OTHER EXPENSES:
      Interest expense                                              11,496        13,928        20,092
      Credit facility retirement costs                               -----         1,202         -----
                                                               -----------   -----------   -----------
EARNINGS (LOSS) BEFORE INCOME TAXES                                 19,397       (69,746)       36,480
                                                               -----------   -----------   -----------
INCOME TAXES:
      Current                                                         (731)          298          (300)
      Deferred                                                       4,980       (22,300)       13,800
                                                               -----------   -----------   -----------
                                                                     4,249       (22,002)       13,500
                                                               -----------   -----------   -----------
EARNINGS (LOSS) BEFORE CUMULATIVE
      EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                      15,148       (47,744)       22,980
      Cumulative effect of change in accounting principle           (1,309)        -----         -----
                                                               -----------   -----------   -----------

NET EARNINGS (LOSS)                                                 13,839       (47,744)       22,980
      Dividends on preferred stock                                   6,593         4,268           429
                                                               -----------   -----------   -----------
NET EARNINGS (LOSS) APPLICABLE
      TO COMMON STOCKHOLDERS                                   $     7,246   $   (52,012)  $    22,551
                                                               ===========   ===========   ===========
NET EARNINGS (LOSS) PER SHARE BEFORE CUMULATIVE
      EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE:
      Basic                                                    $      0.16   $     (1.05)  $      0.47
      Diluted                                                  $      0.15   $     (1.05)  $      0.43
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
       PRINCIPLE PER SHARE:
Basic and Diluted                                              $     (0.02)  $     -----   $     -----
                                                               -----------   -----------   -----------
NET EARNINGS (LOSS) PER SHARE:
      Basic                                                    $      0.14   $     (1.05)  $      0.47
                                                               ===========   ===========   ===========
      Diluted                                                  $      0.13   $     (1.05)  $      0.43
                                                               ===========   ===========   ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
      Basic                                                         53,325        49,763        48,350
      Diluted                                                       57,144        49,763        55,842

                See notes to consolidated financial statements.

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (thousands of dollars)

                                                                          DECEMBER 31,
                                                                          ------------
                                                                      2003          2002
                                                                      ----          ----
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                         $     12,821   $      7,287
Accounts receivable, less allowance for doubtful accounts
      $251 [2003] and $833 [2002]                                       24,703         24,167
Due from affiliates                                                        349          1,557
Prepaid expenses and other                                               1,586          2,221
Assets from price risk management activities                               584            604
                                                                  ------------   ------------
      Total current assets                                              40,043         35,836
                                                                  ------------   ------------
PROPERTY AND EQUIPMENT:
Oil and natural gas properties, full cost method (including
      $30,542 [2003] and $18,993 [2002] not
      subject to depletion)                                          1,230,643      1,162,436
Land                                                                       478            478
Equipment                                                                9,931          9,913
                                                                  ------------   ------------
                                                                     1,241,052      1,172,827
Less accumulated depletion and depreciation                            836,368        761,854
                                                                  ------------   ------------
         Total property and equipment, net                             404,684        410,973
                                                                  ------------   ------------
OTHER ASSETS:
Assets from price risk management activities                             -----            292
Deferred tax asset                                                       -----          2,560
Other                                                                    4,022          6,579
                                                                  ------------   ------------
         Total other assets                                              4,022          9,431
                                                                  ------------   ------------
         Total assets                                             $    448,749   $    456,240
                                                                  ============   ============

                See notes to consolidated financial statements.

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (continued)
                             (thousands of dollars)

                                                                              DECEMBER 31,
                                                                              ------------
                                                                           2003           2002
                                                                           ----           ----
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                        $     8,692   $    16,842
Revenues and royalties payable                                               13,087        12,378
Notes payable                                                                   194           831
Accrued liabilities                                                          12,074         9,958
Liabilities from price risk management activities                             9,768         6,781
Abandonment costs                                                               953         -----
Current income taxes payable                                                    415           931
Current portion long-term debt                                               10,000        35,250
                                                                        -----------   -----------
     Total current liabilities                                               55,183        82,971
                                                                        -----------   -----------
LONG-TERM DEBT                                                              122,320       148,500
                                                                        -----------   -----------
9 1/2% CONVERTIBLE SUBORDINATED NOTES                                        20,000        20,000
                                                                        -----------   -----------
OTHER:
Liabilities from price risk management activities                             2,385         1,686
Abandonment costs                                                             3,149         -----
Deferred income taxes                                                           931         -----
                                                                        -----------   -----------
                                                                              6,465         1,686
                                                                        -----------   -----------

COMMITMENTS AND CONTINGENCIES (NOTES 6, 7 AND 11)                             -----         -----
                                                                        -----------   -----------

REDEEMABLE PREFERRED STOCK:
Preferred stock, $1.00 par value (1,500,000) shares authorized,
     604,460 [2003] and 696,900 [2002] shares of Series C
     Redeemable Convertible Preferred Stock issued at stated value)          60,446        69,690
                                                                        -----------   -----------

STOCKHOLDERS' EQUITY:
Common stock, $0.01 par value (200,000,000 shares authorized,
     61,724,597 [2003] and 53,868,343 [2002] issued)                            644           557
Additional paid-in capital                                                  394,177       378,215
Accumulated deficit                                                        (202,492)     (209,738)
Accumulated other comprehensive loss                                         (7,704)       (4,938)
Unamortized deferred compensation                                              (290)         (356)
                                                                        -----------   -----------
                                                                            184,335       163,740

Less treasury stock, at cost 3,779,225 [2002] shares                          -----        30,347
                                                                        -----------   -----------
     Total stockholders' equity                                             184,335       133,393
                                                                        -----------   -----------
     Total liabilities and stockholders' equity                         $   448,749   $   456,240
                                                                        ===========   ===========

                See notes to consolidated financial statements.

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (thousands of dollars)

                                                                             YEAR ENDED DECEMBER 31,
                                                                             -----------------------
                                                                         2003          2002         2001
                                                                         ----          ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)                                                   $   13,839    $  (47,744)  $   22,980
Adjustments to reconcile net earnings (loss) to net
      cash provided by operating activities:
      Cumulative effect of change in accounting principle                  1,309         -----        -----
      Depletion and depreciation                                          75,441        60,972       67,450
      Amortization of other assets                                         1,715         2,057        2,070
      Non-cash compensation                                                1,330         1,630        7,605
      Credit facility retirement costs                                     -----         1,202        -----
      Accretion expense                                                      667         -----        -----
      Impairment of long-lived assets                                      -----        69,124        6,580
      Deferred income taxes                                                4,980       (22,300)      13,800
Changes in assets and liabilities:
      Accounts receivable                                                   (536)          (58)      11,964
      Due from affiliates                                                  1,208          (713)      (1,600)
      Prepaid expenses and other                                             635          (396)        (722)
      Accounts payable                                                    (8,150)      (19,110)      18,119
      Revenues and royalties payable                                         709         2,582        8,343
      Accrued liabilities and other                                       (1,525)       (4,723)      (3,102)
                                                                      ----------    ----------   ----------
Net cash provided by operating activities                                 91,622        42,523      153,487
                                                                      ----------    ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Additions to property and equipment                                (71,920)      (76,842)    (134,125)
      Sale of property and equipment                                       4,893          (272)      30,624
                                                                      ----------    ----------   ----------
Net cash used in investing activities                                    (67,027)      (77,114)    (103,501)
                                                                      ----------    ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Redeemable preferred stock                                           -----        66,850        -----
      Proceeds from long-term debt                                         -----       165,000        -----
      Reductions in long-term debt                                       (51,430)     (196,250)     (40,000)
      Proceeds - Notes payable                                             1,888         1,592       28,018
      Reductions - Notes payable                                          (2,525)       (1,524)      (2,638)
      Repurchase of stock                                                  -----         -----     (114,000)
      Issuance of stock/exercise of stock options                         33,185           307        1,740
      Preferred dividends                                                  -----        (1,102)      (3,129)
      Additions to deferred loan costs                                      (179)       (7,335)        (759)
                                                                      ----------    ----------   ----------
Net cash provided by (used in) financing activities                      (19,061)       27,538     (130,768)
                                                                      ----------    ----------   ----------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                    5,534        (7,053)     (80,782)
      Cash and cash equivalents at beginning of year                       7,287        14,340       95,122
                                                                      ----------    ----------   ----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                              $   12,821    $    7,287   $   14,340
                                                                      ==========    ==========   ==========

                 See notes to consolidated financial statements.

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
           YEARS ENDED DECEMBER 31, 2001, 2002 AND 2003 (in thousands)

                                                                                                                   Accumulated
                                             Preferred Stock         Common Stock      Additional   Accumulated       Other
                                           -------------------    ------------------    Paid-In      Earnings     Comprehensive
                                           Shares    Par Value    Shares   Par Value    Capital      (Deficit)        Loss
                                           ------    ---------    ------   ---------   ----------   ----------        ----
Balance, December 31, 2000                  3,983    $ 135,000    53,763   $     550    $315,603    $ (180,277)   $        (185)
   Issuance of rights to common stock      (3,983)    (135,000)   (6,000)      -----      69,180         -----            -----
   Company's 401(k) plan contribution       -----        -----     -----           2       1,666         -----            -----
   Issuance of shares as compensation       -----        -----        79       -----        (275)        -----            -----
   Exercise of stock options                -----        -----         4       -----          34         -----            -----
   Compensation expense                     -----        -----       128           1         317         -----            -----
   Shares issued to SLOPI                   -----        -----     -----       -----       -----         -----            -----
   Issuance of shares from stock            -----        -----     -----       -----       6,755         -----            -----
   offering
   Preferred dividends                      -----        -----     -----       -----       -----          (429)           -----
   Net earnings                             -----        -----     -----       -----       -----        22,980            -----
                                           ------    ---------    ------   ---------    --------    ----------    -------------
Balance, December 31, 2001                  -----        -----    47,974         553     393,280      (157,726)            (185)
   Issuance of rights to common stock       -----        -----     -----           4       1,596         -----            -----
   Company's 401(k) plan contribution       -----        -----       172       -----      (1,075)        -----            -----
   Issuance of shares as compensation       -----        -----     1,941       -----     (15,586)        -----            -----
   Fractional share adjustments             -----        -----         2       -----       -----         -----            -----
   Compensation expense                     -----        -----     -----       -----       -----         -----            -----
   Accum. other comprehensive
         loss, net of taxes of  $2,560      -----        -----     -----       -----       -----         -----           (4,753)

   Preferred dividends                      -----        -----     -----       -----       -----        (4,268)           -----
   Net earnings                             -----        -----     -----       -----       -----       (47,744)           -----
                                           ------    ---------    ------   ---------    --------    ----------    -------------
Balance, December 31, 2002                  -----        -----    50,089         557     378,215      (209,738)          (4,938)
   Issuance of rights to common stock       -----        -----     -----           8       1,256         -----            -----
   Company's 401(k) plan contribution       -----        -----       109       -----        (498)        -----            -----
   Exercise of stock options                -----        -----        80           1          78         -----            -----
   Compensation expense                     -----        -----     -----       -----       -----         -----            -----
   Issuance of shares from stock            -----        -----     8,704          50       3,456         -----            -----
   offering

   Accum. other comprehensive loss          -----        -----     -----       -----       -----         -----           (2,766)
   Issuance for conversion of pref stock    -----        -----     2,743          28      11,670         -----            -----
   Preferred dividends                      -----        -----     -----       -----       -----        (6,593)           -----
   Net earnings                             -----        -----     -----       -----       -----        13,839            -----
                                           ------    ---------    ------   ---------    --------    ----------    -------------
Balance, December 31, 2003                  -----    $   -----    61,725   $     644    $394,177    $ (202,492)   $      (7,704)
                                           ======    =========    ======   =========    ========    ==========    =============

                                              Unamortized      Treasury Stock
                                               Deferred       -----------------
                                              Compensation    Shares       Cost       Total
                                              ------------    ------       ----       -----
Balance, December 31, 2000                      $  (369)       -----     $  -----   $ 270,322
   Issuance of rights to common stock             -----        6,000      (48,180)   (114,000)
   Company's 401(k) plan contribution            (1,668)       -----        -----       -----
   Issuance of shares as compensation             -----          (79)         629         354
   Exercise of stock options                      -----        -----        -----          34
   Compensation expense                           -----          (29)         236         554
   Shares issued to SLOPI                         1,651        -----        -----       1,651
   Issuance of shares from stock                  -----        -----        -----       6,755
   offering
   Preferred dividends                            -----        -----        -----        (429)
   Net earnings                                   -----        -----        -----      22,980
                                                 ------       ------      -------     -------
Balance, December 31, 2001                         (386)       5,892      (47,315)    188,221
   Issuance of rights to common stock            (1,600)       -----        -----       -----
   Company's 401(k) plan contribution             -----         (172)       1,382         307
   Issuance of shares as compensation             -----       (1,941)      15,586       -----
   Fractional share adjustments                   -----        -----        -----       -----
   Compensation expense                           1,630        -----        -----       1,630
   Accum. other comprehensive
         loss, net of taxes of  $2,560            -----        -----        -----      (4,753)
                                                 ------       ------      -------     -------
   Preferred dividends                            -----        -----        -----      (4,268)
   Net earnings                                   -----        -----        -----     (47,744)
                                                 ------       ------      -------     -------
Balance, December 31, 2002                         (356)       3,779      (30,347)    133,393

   Issuance of rights to common stock            (1,264)       -----        -----       -----
   Company's 401(k) plan contribution             -----          (93)         747         249
   Exercise of stock options                      -----          (22)         177         256
   Compensation expense                           1,330        -----        -----       1,330
   Issuance of shares from stock                  -----       (3,664)      29,423      32,929
   offering

   Accum. other comprehensive loss                -----        -----        -----      (2,766)
   Issuance for conversion of pref stock          -----        -----        -----      11,698
   Preferred dividends                            -----        -----        -----      (6,593)
   Net earnings                                   -----        -----        -----      13,839
                                                 ------       ------      -------     -------
Balance, December 31, 2003                         (290)       -----     $  -----   $ 184,335
                                                 ======       ======      =======     =======

                See notes to consolidated financial statements.

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (thousands of dollars)

                                                                YEAR ENDED DECEMBER 31,
                                                                -----------------------
                                                             2003         2002         2001
                                                             ----         ----         ----
Net earnings (loss) applicable to common stockholders     $    7,246   $  (52,012)  $   22,551
                                                          ----------   ----------   ----------
Other comprehensive income (loss), net of tax,
   for unrealized losses from hedging activities:
   Unrealized holding losses arising during period           (12,461)      (5,522)       -----
   Reclassification adjustments on settlement of
      commodity hedge contracts                                9,695          769        -----
                                                          ----------   ----------   ----------
                                                              (2,766)      (4,753)       -----
                                                          ----------   ----------   ----------
Total comprehensive income (loss)                         $    4,480   $  (56,765)  $   22,551
                                                          ==========   ==========   ==========

                See notes to consolidated financial statements.

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       ORGANIZATION AND BASIS OF PRESENTATION

The Meridian Resource Corporation and its subsidiaries, (the "Company" or "Meridian") explores for, acquires, develops and produces oil and natural gas reserves, principally located onshore in south Louisiana, the Texas Gulf Coast and offshore in the Gulf of Mexico. The Company was initially organized in 1985 as a master limited partnership and operated as such until 1990 when it converted into a Texas corporation.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, after eliminating all significant intercompany transactions.

PROPERTY AND EQUIPMENT

The Company follows the full cost method of accounting for its investments in oil and natural gas properties. All costs incurred in the acquisition, exploration and development of oil and natural gas properties, including unproductive wells, are capitalized. Included in capitalized costs are general and administrative costs that are directly related with acquisition, exploration and development activities. Proceeds from the sale of oil and natural gas properties are credited to the full cost pool, unless the sale involves a significant quantity of reserves, in which case a gain or loss is recognized. Under the rules of the Securities and Exchange Commission ("SEC") for the full cost method of accounting, the net carrying value of oil and natural gas properties, reduced by the asset retirement obligation, is limited to the sum of the present value (10% discount rate) of the estimated future net cash flows from proved reserves, based on the current prices and costs as adjusted for the Company's cash flow hedge positions, plus the lower of cost or estimated fair market value of unproved properties adjusted for related income tax effects.

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

STATEMENT OF CASH FLOWS

For purposes of the statements of cash flows, cash equivalents include time deposits, certificates of deposit and all highly liquid instruments with original maturities of three months or less. The Company made cash payments for interest of $9.6 million, $11.7 million and $21.5 million in 2003, 2002 and 2001, respectively. Cash payments for income taxes (federal and state, net of receipts) were $23,000 for 2003, none for 2002, and $2.27 million for 2001.

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

SFAS 123, "Accounting for Stock-Based Compensation," as amended by SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As provided for under SFAS 123, there has been no amount of compensation expense recognized for the Company's stock option plans. The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees." Compensation expense is recorded for restricted stock awards over the requisite vesting periods based upon the market value on the date of the grant. No stock-based compensation expense was recorded in the years ended December 31, 2003, 2002 or 2001.

The following is a reconciliation of reported earnings (loss) and earnings
(loss) per share as if the Company used the fair value method of accounting for stock-based compensation. Fair value is calculated using the Black-Scholes option-pricing model.

                                                               2003           2002            2001
                                                               ----           ----            ----
Net earnings (loss) applicable to common stockholders
 as reported                                                $   7,246      $   (52,012)    $   22,551
Stock-based compensation (expense) benefit determined
 under fair value method for all awards, net of tax                63              (39)        (1,035)
                                                            ---------      -----------     ----------
Net earnings (loss) applicable to common stockholders
 pro forma                                                  $   7,309      $   (52,051)    $   21,516
                                                            =========      ===========     ==========
Basic earnings (loss) per share:
      As reported                                           $    0.14      $     (1.05)    $     0.47
      Pro forma                                             $    0.14      $     (1.05)    $     0.45

Diluted earnings (loss) per share:
      As reported                                           $    0.13      $     (1.05)    $     0.43
      Pro forma                                             $    0.13      $     (1.05)    $     0.42

Fair value was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 2.87%, 2.54% and 4.7%; dividend yield of 0%; volatility factors of the expected market price of the Company's Common Stock of 1.02, 0.81 and
0.82 for 2003, 2002 and 2001, respectively; and a weighted-average expected life of five years. These assumptions resulted in a weighted average grant date fair value of $3.44, $1.97 and $4.08 for options granted in 2003, 2002 and 2001, respectively. For purposes of the pro forma disclosures, the estimated fair value is amortized to expense over the awards' vesting period.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS.

Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, bank borrowings and subordinated notes. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the highly liquid nature of these short-term instruments. The fair values of the bank borrowings approximate the carrying amounts as of December 31, 2003 and 2002, and were determined based upon variable interest rates currently available to us for borrowings with similar terms. Based on quoted market prices as of the respective dates, the fair values of our subordinated notes due 2005 were $19.6 million and $18.9 million at December 31, 2003 and 2002, respectively. The carrying value of our subordinated notes was $20 million at December 31, 2003 and 2002.

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

All derivatives are recognized on the balance sheet at their fair value. On the date the derivative contract is entered into, the Company designates the derivative as either a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment ("fair value" hedge) or a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge). The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair-value or cash-flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items.

Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash-flow hedge are recorded in other comprehensive income, until earnings are affected by the variability in cash flows of the designated hedged item. The Company recognized minimal losses related to hedge ineffectiveness during the three years ended December 31, 2003.

The Company discontinues cash flow hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the fair value or cash flows of the hedged item, the derivative expires or is sold, terminated, or exercised, the derivative is redesignated as a hedging instrument because it is unlikely that a forecasted transaction will occur, or management determines that designation of the derivative as a hedging instrument is no longer appropriate.

When cash flow hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the Company continues to carry the derivative on the balance sheet at its fair value with subsequent changes in fair value included in earnings, and gains and losses that were accumulated in other comprehensive income are recognized immediately in earnings. In all other situations in which hedge accounting is discontinued, the Company continues to carry the derivative at its fair value on the balance sheet and recognizes any subsequent changes in its fair value in earnings. Gains or losses accumulated in other comprehensive income at the time the hedge relationship is terminated are recorded in earnings over the original life of the derivative instrument.

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

NEW ACCOUNTING PRONOUNCEMENTS

A reporting issue has arisen regarding the application of certain provisions of SFAS No. 142 "Goodwill and Other Intangible Assets" to companies in the extractive industries, including oil and gas companies. The issue is whether SFAS No. 142 requires registrants to classify the costs of mineral rights held under lease or other contractual arrangements associated with extracting oil and gas as intangible assets in the balance sheet, apart from other capitalized oil and gas property costs, and provide specific footnote disclosures. Historically, the Company has included the costs of such mineral rights associated with extracting oil and gas as a component of oil and gas properties. If it is ultimately determined that SFAS No. 142 requires oil and gas companies to classify costs of mineral rights held under lease or other contractual arrangement associated with extracting oil and gas as a separate intangible assets line item on the balance sheet, the Company would be required to reclassify approximately $16.5 million at December 31, 2003, and $15.8 million at December 31, 2002, respectively, out of oil and gas properties and into a separate intangible assets line item. The Company's cash flows and results of operations would not be affected since such intangible assets would continue to be depleted and assessed for impairment in accordance with full cost accounting rules. Further, the Company does not believe the classification of the costs of mineral rights associated with extracting oil and gas as intangible assets would have any impact on the Company's compliance with covenants under its debt agreements.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 was effective for the Company on January 1, 2003. See Note 3. for discussion of the impact on the Company's consolidated financial statements.

During December 2003, the FASB issued Interpretation No. 46R, "Consolidation of Variable Interest Entities" ("FIN 46"), which requires the consolidation of certain entities that are determined to be variable interest entities ("VIE's"). An entity is considered to be a VIE when either (i) the entity lacks sufficient equity to carry on its principal operations, (ii) the equity owners of the entity cannot make decisions about the entity's activities or (iii) the entity's equity neither absorbs losses or benefits from gains. Meridian owns no interests in variable interest entities, and therefore this new interpretation has not affected the Company's consolidated financial statements.

In May 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of this statement did not have a material effect on the Company's financial statements.

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

USE OF ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities, if any, at the date of the financial statements. The Company analyzes its estimates, including those related to oil and gas revenues, bad debts, oil and gas properties, income taxes and contingencies and litigation. The Company bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

RECLASSIFICATION OF PRIOR PERIOD STATEMENTS

Certain minor reclassifications have been made to the prior period financial statements to conform to current year presentation.

3.       ASSET RETIREMENT OBLIGATIONS

On January 1, 2003, the Company adopted SFAS 143, "Accounting for Asset Retirement Obligations." This statement requires entities to record the fair value of a liability for legal obligations associated with the retirement obligations of tangible long-lived assets in the period in which it is incurred. The fair value of asset retirement obligation liabilities has been calculated using an expected present value technique. Fair value, to the extent possible, should include a market risk premium for unforeseeable circumstances. No market risk premium was included in the Company's asset retirement obligations fair value estimate since a reasonable estimate could not be made. When the liability is initially recorded, the entity increases the carrying amount of the related long-lived asset. Over time, accretion of the liability is recognized each period, and the capitalized cost is amortized over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. This standard requires the Company to record a liability for the fair value of the dismantlement and abandonment costs, excluding salvage values.

Upon adoption, the Company recorded transition amounts for liabilities related to its wells, and the associated costs to be capitalized. A liability of $4.5 million was recorded to long-term liabilities and a net asset of $3.2 million was recorded to oil and natural gas properties on January 1, 2003. This resulted in a cumulative effect of an accounting change of ($1.3) million. Accretion expenses subsequent to the adoption of this accounting statement decreased net earnings $667 thousand in 2003.

The pro forma effects of the application of SFAS 143, as if the statement had been adopted on January 1, 2001, is presented below (thousands of dollars except per share information):

                                                    2003             2002             2001
                                                    ----             ----             ----
Net earnings (loss) applicable to
  common stockholders                            $    7,246       $  (52,012)      $   22,551
Additional accretion expense                             --             (470)            (414)
Cumulative effect of accounting change                1,309               --               --
                                                 ----------       ----------       ----------
Pro forma net earnings (loss)                    $    8,555       $  (52,482)      $   22,137
Pro forma earnings (loss) per share:
  Basic                                          $     0.16       $    (1.05)      $     0.46
  Diluted                                        $     0.15       $    (1.05)      $     0.42

The following table describes the change in the Company's asset retirement obligations for the year ended December 31, 2003, and the pro forma amounts for the year ended December 31, 2002 (thousands of dollars):

Asset retirement obligation at January 1, 2002                  $   4,053
Accretion expense for 2002                                            470
                                                                ---------
Asset retirement obligation at December 31, 2002                    4,523
Additional retirement obligations recorded in 2003                    338
Reduction due to property sale in 2003                             (1,010)
Other revisions during 2003                                          (416)
Accretion expense for 2003                                            667
                                                                ---------
Asset retirement obligation at December 31, 2003                $   4,102
                                                                =========

4.       IMPAIRMENT OF LONG-LIVED ASSETS

In the third quarter of 2002, a negative revision in oil and natural gas proved undeveloped reserves associated with an unsuccessful well drilled in the Kent Bayou Field resulted in a full cost ceiling write-down of oil and natural gas properties totaling $69.1 million.

A decline in oil and natural gas prices during 2001 resulted in the Company recognizing a full cost ceiling write-down totaling $6.6 million of its oil and natural gas properties.

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

5.       DEBT

REVOLVING CREDIT AGREEMENT

During August 2002, the Company replaced its Chase Manhattan Bank Credit Facility with a new three-year $175 million underwritten senior secured credit agreement (the "Credit Agreement") with Societe Generale as administrative agent, lead arranger and book runner, and Fortis Capital Corporation, as co-lead arranger and documentation agent. Borrowings under the Credit Agreement mature on August 13, 2005. The borrowing base is currently set at $130.0 million and is scheduled to be redetermined and be effective on April 30, 2004. Credit Facility payments of $42.7 million were made during 2003, bringing the outstanding balance to $122.3 million as of December 31, 2003. During 2004, the Company has made $3.3 million in debt repayments and anticipates that it will continue to make debt repayments during the remainder of the year.

In addition to the scheduled quarterly borrowing base redeterminations, the lenders or borrower, under the Credit Agreement, have the right to redetermine the borrowing base at any time, once during each calendar year. Borrowings under the Credit Agreement are secured by pledges of outstanding capital stock of the Company's subsidiaries and a mortgage on the Company's oil and natural gas properties of at least 90% of its present value of proved properties. The Credit Agreement contains various restrictive covenants, including, among other items, maintenance of certain financial ratios and restrictions on cash dividends on Common Stock and under certain circumstances Preferred Stock, and an unqualified audit report on the Company's consolidated financial statements beginning with those as of and for the year ended December 31, 2002. The auditor's report on the 2002 consolidated financial statements contained a "going concern" modification. The Company obtained a waiver of the related covenant that would have triggered a violation of the loan agreement. The Company is in compliance with the financial covenants under this agreement.

Under the Credit Agreement, the Company may secure either (i) an alternative base rate loan that bears interest at a rate per annum equal to the greater of the administrative agent's prime rate, plus an additional 0.5% to 1.5% depending on the ratio of the aggregate outstanding loans and letters of credit to the borrowing base or a federal funds-based rate plus 1/2 of 1% or; (ii) a Eurodollar base rate loan that bears interest, generally, at a rate per annum equal to the London interbank offered rate ("LIBOR") plus 1.5% to 2.5%, depending on the ratio of the aggregate outstanding loans and letters of credit to the borrowing base. At December 31, 2003, the three-month LIBOR interest rate was 1.15188%. The Credit Agreement also provides for commitment fees ranging from 0.375% to 0.5% per annum.

SUBORDINATED CREDIT AGREEMENT

The Company extended and amended a short-term subordinated credit agreement with Fortis Capital Corporation for $25 million on April 5, 2002, with a maturity date of December 31, 2004. The notes are unsecured and contain customary events of default, but do not contain any maintenance or other restrictive covenants. The interest rate is the London interbank offered rate ("LIBOR") plus 4.5% through December 31, 2002, LIBOR plus 5.5% from January 1, 2003, through August 31, 2003, and LIBOR plus 6.5% from September 1, 2003, through December 31, 2004. At December 31, 2003, the three-month LIBOR interest rate was 1.15188%. A note payment of $5 million is due on April 30, 2004, with the remaining $5 million payable on December 31, 2004. Note payments totaling $6.25 million were paid in 2002, with an additional $8.75 million being paid in 2003. The outstanding balance is $10.0 million as of December 31, 2003. The Company is in compliance with the financial covenants under this agreement.

9 1/2% CONVERTIBLE SUBORDINATED NOTES

During June 1999, the Company completed private placements of an aggregate of $20 million of its 9 1/2% Convertible Subordinated Notes due June 18, 2005. The Notes are unsecured and contain customary events of default, but do not contain any maintenance or other restrictive covenants. Interest is payable on a quarterly basis. The Company is in compliance with the financial covenants under this agreement.

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

Scheduled debt maturities for the next five years and thereafter, as of December 31, 2003, are as follows: $10.0 million in 2004, $142.3 million in 2005, and none thereafter.

6.       LEASE OBLIGATIONS

The Company has a seven-year operating lease for office space with a primary term expiring in September 2006. The Company also has operating leases for equipment with various terms, none exceeding three years. Rental expense amounted to approximately $2.3 million, $2.2 million and $2.1 million in 2003, 2002 and 2001, respectively. Future minimum lease payments under all non-cancelable operating leases having initial terms of one year or more are $1.6 million for each of the years 2004 and 2005, $1.2 million for the year 2006, and none thereafter.

7.       COMMITMENTS AND CONTINGENCIES

LITIGATION

PETROQUEST LITIGATION. In December 1999, PetroQuest Energy, Inc. (formerly known as Optima Energy (U.S.) Corporation) ("PetroQuest") sued Meridian for damages "estimate[d] to exceed several million dollars" for

Meridian's alleged gross negligence and willful misconduct under certain agreements concerning certain wells and property in the S.W. Holmwood and E. Lake Charles Prospects in Calcasieu Parish and for alleged wrongful withholding of funds totaling $886,153.31, as a result of Meridian's satisfying a prior adverse judgment in favor of Amoco Production Company. Meridian filed an answer denying PetroQuest's claims and asserted a counterclaim for attorney's fees, court costs and other expenses and for declaratory relief that Meridian is entitled to retain the amounts (with all interest thereon) that it had suspended from disbursement to PetroQuest. In December 2003, the parties settled. Under their confidential settlement agreement, Meridian was required to make two payments, which have now been made. The settlement amount was fully reflected in the financial statements at December 31, 2003. Judgments of dismissal were signed in January 2004.

RAMOS TITLE LITIGATION. Three different groups have asserted adverse title claims to some or all of Section 80 within Meridian's "Thibodaux units" in the Ramos Field. Another entity has asserted adverse title claims to a portion of
Section 36 within these same units. These claims turn primarily on the location of the parish boundary between Terrebonne and Assumption Parishes and/or the validity of various tax sales. Meridian's gas purchaser, Louisiana Intrastate Gas Company LLC ("LIG"), has deposited into the Terrebonne Parish court registry certain gas and plant-product proceeds attributable to 25 acres within these units since October 2000, and Meridian has been suspending all remaining proceeds attributable to these same 25 acres since December 2000. Meridian has entered into a settlement discussion, but it has not yet reached an agreement with the various parties. A trial has been set for March 16, 2004, in Assumption Parish.

ENVIRONMENTAL LITIGATION. Various landowners have sued Meridian (along with numerous other oil companies) in four similar lawsuits concerning the Weeks Island, Gibson, Bayou Pigeon and Napoleonville Fields. The lawsuits seek injunctive relief and other relief, including unspecified amounts in both actual and punitive damages for alleged breaches of mineral leases and alleged failure to restore the plaintiffs' lands from alleged contamination and otherwise from the defendants' oil and gas operations.

There are no other material legal proceedings to which Meridian or any of its subsidiaries is a party or to which any of its property is subject, other than ordinary and routine litigation incidental to the business of producing and exploring for crude oil and natural gas.

8.       TAXES ON INCOME

Provisions (benefits) for federal and state income taxes are as follows (thousands of dollars):

                                           YEAR ENDED DECEMBER 31,
                                           -----------------------
                                   2003             2002             2001
                                ----------       ----------       ----------
Current:

      Federal                   $     (568)      $      327       $       77
      State                           (163)             (29)            (377)
Deferred:

      Federal                        4,980          (22,300)          13,800
                                ----------       ----------       ----------
                                $    4,249       $  (22,002)      $   13,500
                                ==========       ==========       ==========

Income tax expense as reported is reconciled to the federal statutory rate (35%) as follows (thousands of dollars):

                                                                               YEAR ENDED DECEMBER 31,
                                                                   --------------------------------------------
                                                                      2003             2002             2001
                                                                   ----------       ----------       ----------
Income tax provision (benefit) computed at statutory rate          $    6,331       $  (24,525)      $   12,768
Nondeductible costs                                                       758              308              977
State income tax, net of federal tax benefit                             (106)             (19)            (245)
Change in valuation allowance                                          (2,734)           2,234               --
                                                                   ----------       ----------       ----------
                                                                   $    4,249       $  (22,002)      $   13,500
                                                                   ==========       ==========       ==========

Deferred income taxes reflect the net tax effects of net operating losses, depletion carryovers, and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows (thousands of dollars):

                                                                                DECEMBER 31,
                                                                                ------------
                                                                           2003             2002
                                                                           ----             ----
Deferred tax assets:
   Net operating tax loss carryforward                                  $   39,208       $   54,521
   Statutory depletion carryforward                                            950              950
   Tax credits                                                               1,083            1,651
   Unrealized hedge loss                                                     4,049            2,560
   Other                                                                     4,631            4,110
   Valuation allowance                                                         -0-           (2,734)
                                                                        ----------       ----------
Total deferred tax assets                                                   49,921           61,058
                                                                        ----------       ----------
Deferred tax liabilities:
   Book in excess of tax basis in oil and gas properties                    50,782           58,428
   Basis differential in long-term investments                                  70               70
                                                                        ----------       ----------
Total deferred tax liabilities                                              50,852           58,498
                                                                        ----------       ----------

Net deferred tax asset (liability)                                      $     (931)      $    2,560
                                                                        ==========       ==========

As of December 31, 2003, the Company has approximately $112.0 million of tax net operating loss carryforwards. The net operating loss carryforwards assume that certain items, primarily intangible drilling costs, have been deducted to the maximum extent allowed under the tax laws for the current year. However, the Company has not made a final determination if an election will be made to capitalize all or part of these items for tax purposes.

The net operating loss carryforwards begin to expire in 2004 and extend through 2020. A portion of the net operating loss carryforwards are subject to change in ownership and separate return limitations that could restrict the Company's ability to utilize such losses in the future.

Accounting policy requires a valuation allowance to be recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company expects to fully utilize its net operating loss carryforward tax benefits, and therefore did not record a valuation allowance in 2003.

9.       8.5% REDEEMABLE CONVERTIBLE PREFERRED STOCK

A private placement of $66.85 million of 8.5% redeemable convertible preferred stock was completed during May 2002. The preferred stock is convertible into shares of the Company's Common Stock at a conversion price of $4.45 per share. Dividends are payable semi-annually in cash or additional preferred stock. At the option of the Company, one-third of the preferred shares can be forced to convert to Common Stock if the closing price of the Company's Common Stock exceeds 150% of the conversion price for 30 out of 40 consecutive trading days on the New York Stock Exchange. If the above conversion criteria occurs, the Company can elect to convert up to one-third of the original issue provided that the conversion occurs no sooner than twelve months from the most recent conversion. The preferred stock is subject to redemption at the option of the Company after March 2005, and mandatory redemption on March 31, 2009. The holders of the preferred stock have been granted registration rights with respect to the shares of Common Stock issued upon conversion of the preferred stock. In the last quarter of 2003, $12.2 million of preferred stock was converted into 2.7 million shares of Common Stock. In additional, $3.6 million of preferred stock was converted into 0.8 million shares of Common Stock during January and February 2004.

During 2003, dividends of $6.0 million were accumulated (net of $0.6 million of deferred preferred stock offering costs amortized during 2003), of which $3.0 million was satisfied with the issuance of additional shares of redeemable preferred stock and $3.0 million was paid in cash in January 2004. Dividends of $3.9 million were accumulated during 2002, of which $1.1 million was paid in cash and $2.84 million was satisfied with the issuance of additional shares of redeemable preferred stock.

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

PREFERRED STOCK

On June 30, 1998, the Company issued to SLOPI 3,982,906 shares of the Company"s Preferred Stock. The Preferred Stock had an aggregate stated value of $135 million and ranked prior to the Common Stock as to distribution of assets and payment of dividends. The holder thereof had the right to convert the Preferred Stock into an aggregate of 12,837,428 shares of Common Stock. The Preferred Stock was entitled to receive, when and as declared by the Board of Directors, a cash dividend at the rate of 4% per annum on the stated value per share. On January 29, 2001, the Company completed the repurchase of all of the then outstanding Preferred Stock. See following notes below.

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

On January 29, 2001, the Company completed the repurchase of all of the then outstanding Preferred Stock (convertible into 12.8 million shares of Common Stock) and six million shares of Common Stock from Shell for $114 million. The $114 million stock buyback price was generated through a balanced financing structure including $38.7 million in net proceeds from the issuance of Common Stock at $6 5/8 per share; $25 million in subordinated debt; and $50.3 million of available cash flow and proceeds from the sale of non-core properties. Shell remains Meridian"s largest shareholder, with approximately 7.1 million shares of Common Stock.

WARRANTS

The Company had the following warrants outstanding at December 31, 2003:

                       NUMBER OF     EXERCISE
     WARRANTS            SHARES       PRICE         EXPIRATION DATE
     --------          ---------     --------       ---------------
Executive Officers     1,428,000     $   5.85      *
General Partner        1,250,170     $   0.15      December 31, 2015

*A date one year following the date on which the respective officer ceases to be an employee of the Company.

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

STOCK OPTIONS

Options to purchase the Company's Common Stock have been granted to officers, employees, nonemployee directors and certain key individuals, under various stock option plans. Options generally become exercisable in 25% cumulative annual increments beginning with the date of grant and expire at the end of ten years. At December 31, 2003, 2002 and 2001, 2,130,334, 445,765 and 642,897
shares, respectively, were available for grant under the plans. A summary of option transactions follows:

                                                         WEIGHTED
                                         NUMBER           AVERAGE
                                        OF SHARES      EXERCISE PRICE
                                        ---------      --------------
Outstanding at December 31, 2000        4,390,395        $    4.74
   Granted                                 73,500             6.01
   Exercised                             (128,320)            4.31
   Canceled                              (176,000)            9.88
                                        ---------        ---------
Outstanding at December 31, 2001        4,159,575        $    4.56
   Granted                                 15,000             3.00
   Exercised                                   --               --
   Canceled                               (10,500)            5.22
                                        ---------        ---------
Outstanding at December 31, 2002        4,164,075        $    4.55
   Granted                                 15,000             4.51
   Exercised                              (80,000)            3.19
   Canceled                              (540,250)            7.87
                                        ---------        ---------
Outstanding at December 31, 2003        3,558,825        $    4.08
                                        =========        =========
Shares exercisable:

   December 31, 2003                    3,510,700        $    4.06
   December 31, 2002                    4,089,450        $    4.53
   December 31, 2001                    4,051,075        $    4.53

                                   OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                          --------------------------------------       --------------------------------------
                                                     WEIGHTED                                     WEIGHTED
     RANGE OF               OUTSTANDING AT            AVERAGE            EXERCISABLE AT            AVERAGE
EXERCISABLE PRICES        DECEMBER 31, 2003       EXERCISE PRICE       DECEMBER 31, 2003       EXERCISE PRICE
------------------        -----------------       --------------       -----------------       --------------
 $  3.00 - $  4.75            3,145,175             $    3.38              3,119,550             $    3.38
 $  5.63 - $  9.00              214,500                  8.00                192,000                  8.15
 $ 10.38 - $ 11.13              199,150                 10.84                199,150                 10.84
                              ---------             ---------              ---------             ---------
                              3,558,825             $    4.08              3,510,700             $    4.06
                              =========             =========              =========             =========

The weighted average remaining contractual life of options outstanding at December 31, 2003, was approximately seven years.

DEFERRED COMPENSATION

In July 1996, the Company through the Compensation Committee of the Board of Directors offered to Messrs. Reeves and Mayell (the Company's Chief Executive Officer and President, respectively) the option to accept in lieu of cash compensation for their respective base salaries Common Stock pursuant to the Company's Long Term Incentive Plan. Under such grants, Messrs. Reeves and Mayell each elected to defer $417,000 for 2001, $415,000 for 2002 and $316,000 for
2003, which is substantially all of their salaried compensation for each of the years. In exchange for and in consideration of their accepting this option to reduce the Company's cash payments to each of Messrs. Reeves and Mayell, the Company granted to each officer a matching deferral equal to 100% of that amount deferred, which is subject to a one-year vesting period. Under the terms of the grants, the employee and matching deferrals are allocated to a Common Stock account in which units are credited to the accounts of the officer based on the number of shares that could be purchased at the market price of the Common Stock. For 1997, the price was determined at December 31, 1996, and for all years subsequent to 1997, it was determined on a semi-annual basis at December 31st and June 30th. At December 31, 2003, the plan had reserved 3,600,000 shares of Common Stock for future issuance and 2,678,296 rights have been granted. No actual shares of Common Stock have been issued and the officer has no rights with respect to any shares unless and until there is a distribution. Distributions are to be made upon the death, retirement or termination of employment of the officer.

The obligations of the Company with respect to the deferrals are unsecured obligations. The shares of common stock that may be issuable upon distribution of deferrals have been treated as a common stock equivalent in the financial statements of the Company. Although no cash has been paid, to either Mr. Reeves or Mr. Mayell for their base salaries during these periods, the compensation expense required to be reported by the Company for the equity grants was $1,330,000, $1,630,000 and $1,651,000 for 2003, 2002 and 2001 periods, respectively, and is reflected in general and administrative expense for the years ended December 31, 2003, 2002 and 2001, respectively.

STOCKHOLDER RIGHTS PLAN

On May 5, 1999, the Company's Board of Directors declared a dividend distribution of one "Right" for each then-current and future outstanding share of Common Stock. Each Right entitles the registered holder to purchase one one-thousandth percent interest in a share of the Company's Series B Junior Participating Preferred Stock with a par value of $.01 per share and an exercise price of $30. Unless earlier redeemed by the Company at a price of $.01 each, the Rights become exercisable only in certain circumstances constituting a potential change in control of the Company and will expire on May 5, 2009.

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

11.      PROFIT SHARING AND SAVINGS PLAN

The Company has a 401(k) profit sharing and savings plan (the "Plan") that covers substantially all employees and entitles them to contribute up to 15% of their annual compensation, subject to maximum limitations imposed by the Internal Revenue Code. The Company matches 100% of each employee's contribution up to

6.5% of annual compensation subject to certain limitations as outlined in the Plan. In addition, the Company may make discretionary contributions which are allocable to participants in accordance with the Plan. Total expense related to the Company's 401(k) plan was $331,000, $306,000 and $292,000 in 2003, 2002, and
2001, respectively.

During 1998, the Company implemented a net profits program that was adopted effective as of November 1997. All employees participate in this program. Pursuant to this program, the Company adopted three separate well bonus plans:
(i) The Meridian Resource Corporation Geoscientist Well Bonus Plan (the "Geoscientist Plan"); (ii) The Meridian Resource Corporation TMR Employees Trust Well Bonus Plan (the "Trust Plan") and (iii) The Meridian Resource Corporation Management Well Bonus Plan (the "Management Plan" and with the Management Plan and the Geoscientist Plan, the "Well Bonus Plans"). Payments under the plans are calculated based on revenues from production on previously discovered reserves, as realized by the Company at current commodity prices, less operating expenses. Total compensation related to these plans totaled $4.3 million, $4.2 million and $7.1 million in 2003, 2002 and 2001, respectively. A portion of these amounts has been capitalized with regard to personnel engaged in activities associated with exploratory projects. The Executive Committee of the Board of Directors, which is comprised of Messrs. Reeves and Mayell, administers each of the Well Bonus Plans. The participants in each of the Well Bonus Plans are designated by the Executive Committee in its sole discretion. Participants in the Management Plan are limited to executive officers of the Company and other key management personnel designated by the Executive Committee. Neither Messrs. Reeves nor Mayell participate in the Management Plan. The participants in the Trust Plan generally will be employees of the Company that do not participate in one of the other Well Bonus Plans. Effective March 2001, the participants in the Geoscientist Plan were notified that no additional future wells would be placed into the plan. During 2002, the Executive Committee decided to modify this position and for certain key geoscientists the plan will include future new wells. Additionally, certain interests in the Well Bonus Plans were repurchased and terminated from current and former employees for issuance of stock grants (see Note 12).

Pursuant to the Well Bonus Plans, the Executive Committee designates, in its sole discretion, the individuals and wells that will participate in each of the Well Bonus Plans. The Executive Committee also determines the percentage bonus that will be paid under each well and the individuals that will participate thereunder. The Well Bonus Plans cover all properties on which the Company expends funds during each participant's employment with the Company, with the percentage bonus generally ranging from less than .1% to .5%, depending on the level of the employee. It is intended that these well bonuses function similar to an actual net profit interests, except that the employee will not have a real property interest and his or her rights to such bonuses will be subject to a one-year vesting period, and will be subject to the general credit of the Company. Payments under vested bonus rights will continue to be made after an employee leaves the employment of the Company based on their adherence to the obligations required in their non-compete agreement upon termination. The Company has the option to make payments in whole, or in part, utilizing shares of Common Stock. The determination whether to pay cash or issue Common Stock will be based upon a variety of factors, including the Company's current liquidity position and the fair market value of the Common Stock at the time of issuance.

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

The Company's results of operations and operating cash flows are impacted by changes in market prices for oil and natural gas. To mitigate a portion of the exposure to adverse market changes, the Company has entered into various swap agreements. These swaps allow the Company to predict with greater certainty the effective oil and natural gas prices to be received for hedged production. Although derivatives often fail to achieve 100% effectiveness for accounting purposes, these derivative instruments continue to be highly effective in achieving the risk management objectives for which they were intended. These swaps have been designated as cash flow hedges as provided by FAS 133 and any changes in fair value are recorded in other comprehensive income until earnings are affected by the variability in cash flows of the designated hedged item. Any changes in fair value resulting from the ineffectiveness of the hedge are reported in the consolidated statement of operations as a component of revenues. The Company recognized minimal losses related to hedge ineffectiveness during the three years ended December 31, 2003.

At December 31, 2003, the change in estimated fair value of the Company's oil and natural gas swaps was an unrealized loss of $11.6 million ($7.5 million net of tax) which is recognized in other comprehensive income. Based upon December 31, 2003, oil and natural gas commodity prices approximately $9.8 million of the loss deferred in other comprehensive income could potentially lower gross revenues in 2004. The swap agreements expire at various dates through July 31, 2005.

Net settlements under these swap agreements reduced oil and natural gas revenues by $14,916,000 and $1,183,000 for the years ended December 31, 2003 and 2002, respectively, as a result of hedging transactions. During the year ended December 31, 2001, the Company had no material hedging agreements.

The Notional Amount is equal to the total net volumetric hedge position of the Company during the periods presented. The positions effectively hedge approximately 11% of our proved developed natural gas production and 79% of our proved developed oil production during the respective terms of the swap agreements. The fair values of the hedges are based on the difference between the strike price and the New York Mercantile Exchange future prices for the applicable trading months.

                                                          Weighted Average     Fair Value (unrealized)
                                            Notional        Strike Price       at December 31, 2003 (in
                                             Amount         ($ per unit)              thousands)
                                            --------      ----------------     ------------------------
Natural Gas (mmbtu)
January 2004 - June 2005                    3,550,000       $       3.73            $     (5,630)
Oil (bbls)
January 2004 - July 2005                      978,000       $      23.49            $     (5,938)
                                                                                    ------------
                                                                                    $    (11,568)
                                                                                    ============

14.      MAJOR CUSTOMERS

Major customers for the years ended December 31, 2003, 2002 and 2001, were as follows (based on purchases of oil and natural gas as a percent of total oil and natural gas sales):

                                                                  YEAR ENDED DECEMBER 31,
                                                               -----------------------------
         CUSTOMER                                              2003         2002        2001
         --------                                              ----         ----        ----
Louisiana Intrastate Gas..............................         24%          17%         20%
Superior Natural Gas..................................         19%          --          13%
Conoco, Inc...........................................         10%          12%         --
Equiva Trading Company(1).............................         --           33%         30%

(1)      Equiva Trading Company is an affiliate of Shell.

15.      RELATED PARTY TRANSACTIONS

Historically since 1994, affiliates of Meridian have been permitted to hold interests in projects of the Company. With the approval of the Board of Directors, Texas Oil Distribution and Development, Inc. ("TODD") and Sydson Energy, Inc. ("Sydson"), entities controlled by Joseph A. Reeves, Jr. and Michael J. Mayell, respectively, have each invested in all Meridian drilling locations on a promoted basis, where applicable, at a 1.5% working interest basis. The maximum percentage that either may elect to participate in any prospect is a 4% working interest. On a collective basis, TODD and Sydson invested $5,161,000, $3,289,000 and $4,846,000 for the years ended December 31, 2003, 2002 and 2001, respectively, in oil and natural gas drilling activities for which the Company was the operator. Net amounts due from TODD and Mr. Reeves were approximately $5,000 and $186,000 as of December 31, 2003 and 2002, respectively. Net amounts due from Sydson and Mr. Mayell were approximately $344,000 and $1,370,000 as of December 31, 2003 and 2002, respectively.

Mr. Joe Kares, a Director of Meridian, is a partner in the public accounting firm of Kares & Cihlar, which provided the Company with accounting services for the years ended December 31, 2003, 2002 and 2001 and received fees of approximately $210,000, $282,000 and $269,000, respectively. Such fees exceeded 5% of the gross revenues of Kares & Cihlar for those respective years. Management believes that such fees were equivalent to fees that would have been paid to similar firms providing such services in arm's length transactions. Mr. Kares also participated in the Management Plan described in Note 11 above, pursuant to which he was paid approximately $61,000 during 2003.

Mr. Gary A. Messersmith, a Director of Meridian, is currently a partner in the law firm of Looper, Reed and McGraw in Houston, Texas, which provided legal services for the Company for the years ended December 31, 2003, 2002 and 2001, and received fees of approximately $49,000, $27,000 and $58,000, respectively. He previously was a partner in the law firm of Fouts & Moore, L.L.P., in Houston, Texas, which provided legal services for the Company for the years ended December 31, 2001 and received fees of approximately $66,000. Management believes that such fees were equivalent to fees that would have been paid to similar firms providing such services in arm's length transactions. In addition, the Company has Mr. Messersmith on a personal retainer of $8,333 per month relating to his services provided to the Company and a bonus in the form of personal property valued at $12,500 was awarded during 2002. Mr. Messersmith also participated in the Management Plan described in Note 11 above, pursuant to which he was paid approximately $360,000 during 2003, $377,000 during 2002, $401,000 during 2001.

16.      EARNINGS PER SHARE (in thousands, except per share)

The following table sets forth the computation of basic and diluted earnings
(loss) per share:

                                                                                 YEAR ENDED DECEMBER 31,
                                                                   --------------------------------------------------
                                                                       2003              2002(1)            2001
                                                                       ----              ----               ----
Numerator:
   Net earnings (loss) applicable to common stockholders           $      7,246       $    (52,012)      $     22,551
   Plus income impact of assumed conversions:
        Preferred stock dividends                                           N/A                N/A                429
        Interest on convertible subordinated notes                          N/A                N/A              1,211
                                                                   ------------       ------------       ------------
   Net earnings (loss) applicable to common stockholders
        plus assumed conversions                                   $      7,246       $    (52,012)      $     24,191
                                                                   ------------       ------------       ------------
Denominator:
   Denominator for basic earnings per
      share - weighted-average shares outstanding                        53,325             49,763             48,350
Effect of potentially dilutive common shares:
   Warrants                                                               3,393                N/A              2,387
   Employee and director stock options                                      426                N/A              1,263
   Convertible preferred stock                                               --                 --                985
   Convertible subordinated notes                                           N/A                N/A              2,857
   Redeemable preferred stock                                               N/A                N/A                 --
                                                                   ------------       ------------       ------------
   Denominator for diluted earnings per share
      - weighted-average shares outstanding and
      assumed conversions                                                57,144             49,763             55,842
                                                                   ============       ============       ============
Basic earnings (loss) per share                                    $       0.14       $      (1.05)      $       0.47
                                                                   ============       ============       ============
Diluted earnings (loss) per share                                  $       0.13       $      (1.05)      $       0.43
                                                                   ============       ============       ============

(1)      Anti-dilutive in 2002.

N/A = Not Applicable, meaning anti-dilutive for periods present.

17.      QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Results of operations by quarter for the years ended December 31, 2003 and 2002, were (thousands of dollars, except per share):

                                                                              QUARTER ENDED
                                                                              -------------
                                                     MARCH 31         JUNE 30          SEPT. 30         DEC. 31
                                                     --------         -------          --------         -------
                     2003

Revenues                                            $   29,025       $   29,654       $   39,337       $   39,463

Results of operations from
   exploration and production
   activities(1)                                        10,287           10,315           12,141           11,057
Net earnings (loss)(2)                              $    1,721       $    1,924       $    2,965       $      636
Net earnings (loss) per share:(2)
   Basic                                            $     0.03       $     0.04       $     0.06       $     0.01
   Diluted                                                0.03             0.04             0.05             0.01

                     2002

Revenues                                            $   23,848       $   32,473       $   26,775       $   24,374

Results of operations from
   exploration and production
   activities(1)                                         5,753           12,982          (65,894)           5,058
Net earnings (loss)(2)                              $   (1,577)      $    3,172       $  (51,384)      $   (2,223)
Net earnings (loss) per share:(2)
   Basic                                            $    (0.03)      $     0.06       $    (1.03)      $    (0.04)
   Diluted                                               (0.03)            0.06            (1.03)           (0.04)


(1) Results of operations from exploration and production activities, which approximate gross profit, are computed as operating revenues less lease operating expenses, severance and ad valorem taxes, depletion and impairment of oil and natural gas properties.

(2)      Applicable to common stockholders.

18.      SUPPLEMENTAL OIL AND NATURAL GAS DISCLOSURES (UNAUDITED)

The following information is being provided as supplemental information in accordance with the provisions of SFAS No. 69, "Disclosures about Oil and Gas Producing Activities."

COSTS INCURRED IN OIL AND NATURAL GAS ACQUISITION, EXPLORATION AND DEVELOPMENT ACTIVITIES

(thousands of dollars)

                                                               YEAR ENDED DECEMBER 31,
                                                      ------------------------------------------
                                                         2003           2002            2001
                                                         ----           ----            ----
Costs incurred during the year:(1)
         Property acquisition costs
            Unproved                                  $    4,107     $    5,217     $     11,330
            Proved                                            --             --               --
         Exploration                                      42,081         32,293           91,904
         Development                                      25,586         38,998           30,471
         Asset retirement cost accruals, net               1,326             --               --
                                                      ----------     ----------     ------------
                                                      $   73,100     $   76,508     $    133,705
                                                      ==========     ==========     ============

(1) Costs incurred during the years ended December 31, 2003, 2002 and 2001 include general and administrative costs related to acquisition, exploration and development of oil and natural gas properties, net of third party reimbursements, of $10,030,000, $11,684,000 and $13,459,000, respectively.

CAPITALIZED COSTS RELATING TO OIL AND NATURAL GAS PRODUCING ACTIVITIES (thousands of dollars)

                                                       DECEMBER 31,
                                                       ------------
                                                  2003             2002
                                                  ----             ----
Capitalized costs                             $  1,230,643     $   1,162,436
Accumulated depletion                              829,089           755,433
                                              ------------     -------------
Net capitalized costs                         $    401,554     $     407,003
                                              ============     =============

At December 31, 2003 and 2002, unevaluated costs of $30,542,000 and $18,993,000, respectively, were excluded from the depletion base. These costs are expected to be evaluated within the next three years. These costs consist primarily of acreage acquisition costs and related geological and geophysical costs.

RESULTS OF OPERATIONS FROM OIL AND NATURAL GAS PRODUCING ACTIVITIES (thousands of dollars)

                                                            YEAR ENDED DECEMBER 31,
                                                            -----------------------
                                                  2003              2002              2001
                                                  ----              ----              ----
Oil and natural gas revenues                   $   137,124       $   106,992       $   176,646
Less:
   Oil and natural gas operating costs              11,260            11,935            16,625
   Severance and ad valorem taxes                    7,608             8,235            11,761
   Depletion                                        74,456            59,799            65,982
   Accretion expense(1)                                667                --                --
   Impairment of long-lived assets                      --            69,124             6,580
   Income tax                                        4,249           (22,002)           13,500
                                               -----------       -----------       -----------
                                                    98,240           127,091           114,448
                                               -----------       -----------       -----------
Results of operations from oil and
   natural gas producing activities            $    38,884       $   (20,099)      $    62,198
                                               ===========       ===========       ===========

Depletion expense per Mcfe                     $      2.61       $      2.07       $      1.67
                                               ===========       ===========       ===========

(1) On January 1, 2003, the company adopted SFAS 143. The pro forma effects of the application of SFAS 143, as if the statement had been adopted on January 1, 2001, would have been an additional accretion expense of $470 thousand and $414 thousand for the years 2002 and 2001, respectively.

ESTIMATED QUANTITIES OF PROVED RESERVES

The following table sets forth the net proved reserves of the Company as of December 31, 2003, 2002 and 2001, and the changes therein during the years then ended. The reserve information was reviewed by T. J. Smith & Company, Inc., independent petroleum engineers, for 2003, 2002 and 2001. All of the Company's oil and natural gas producing activities are located in the United States.

                                                                      Oil            Gas
                                                                    (MBbls)         (MMcf)
                                                                    -------        -------
TOTAL PROVED RESERVES:

BALANCE AT DECEMBER 31, 2000                                         22,341        172,427
         Production during 2001                                      (2,918)       (22,085)
         Discoveries and extensions(1)                               11,605         68,226
         Sale of reserves-in-place                                   (5,558)       (21,447)
         Revisions of previous quantity estimates and other          (1,124)       (20,199)
                                                                    -------        -------
BALANCE AT DECEMBER 31, 2001                                         24,346        176,922
         Production during 2002                                      (2,213)       (15,578)
         Discoveries and extensions                                      41         13,786
         Revisions of previous quantity estimates and other(1)      (12,249)       (67,504)
                                                                    -------        -------
BALANCE AT DECEMBER 31, 2002                                          9,925        107,626
         Production during 2003                                      (1,403)       (20,142)
         Discoveries and extensions                                      31         18,474
         Sale of reserves-in-place                                     (571)        (1,238)
         Revisions of previous quantity estimates and other             (90)        (6,251)
                                                                    -------        -------
BALANCE AT DECEMBER 31, 2003                                          7,892         98,469
                                                                    =======        =======
PROVED DEVELOPED RESERVES:

         Balance at December 31, 2003                                 5,016         82,279
         Balance at December 31, 2002                                 6,841         86,248
         Balance at December 31, 2001                                10,752        101,397
         Balance at December 31, 2000                                15,549        127,742

(1) Primarily as a result of Kent Bayou. See Note 4. to Notes to Consolidated Financial Statements for additional information.

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

(thousands of dollars)

                                                                                     AT DECEMBER 31,
                                                                         2003             2002           2001
                                                                         ----             ----           ----
Future cash flows                                                     $   842,945     $   829,538     $   892,642

Future production costs                                                  (118,775)       (137,215)       (158,674)
Future development costs                                                  (30,044)        (43,474)        (64,754)
                                                                      -----------     -----------     -----------
Future net cash flows before income taxes                                 694,126         648,849         669,214
Future taxes on income                                                   (116,570)        (99,852)       (115,031)
                                                                      -----------     -----------     -----------
Future net cash flows                                                     577,556         548,997         554,183
Discount to present value at 10 percent per annum                        (121,673)       (119,162)       (151,266)
                                                                      -----------     -----------     -----------
Standardized measure of discounted future net cash flows              $   455,883     $   429,835     $   402,917
                                                                      ===========     ===========     ===========

The average price for natural gas in the above computations was $6.07, $4.96 and $2.63 per Mcf at December 31, 2003, 2002, and 2001, respectively. The average price used for crude oil in the above computations was $32.05, $31.82 and $19.41 per Bbl at December 31, 2003, 2002, and 2001, respectively.

CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS

The following table sets forth the changes in standardized measure of discounted future net cash flows for the years ended December 31, 2003, 2002 and 2001 (thousands of dollars):

                                                                                YEAR ENDED DECEMBER 31,
                                                                                -----------------------
                                                                         2003            2002            2001
                                                                         ----            ----            ----
Balance at Beginning of Period                                        $   429,835     $   402,917     $   992,254

Sales of oil and gas, net of production costs                            (118,256)        (86,822)       (148,260)
Changes in sales & transfer prices, net of production costs                82,200         348,960        (795,374)
Revisions of previous quantity estimates                                  (24,563)       (373,928)        (38,680)
Sales of reserves-in-place                                                 (5,026)             --        (199,245)
Current year discoveries, extensions
   and improved recovery                                                   67,676          40,376         190,073
Changes in estimated future
   development costs                                                       (7,824)         (9,840)        (11,366)
Development costs incurred during the period                               20,511          38,998          30,471
Accretion of discount                                                      42,983          40,292          99,225
Net change in income taxes                                                (21,186)         (3,676)        319,905
Change in production rates (timing) and other                             (10,467)         32,558         (36,086)
                                                                      -----------     -----------     -----------

Net change                                                                 26,048          26,918        (589,337)
                                                                      -----------     -----------     -----------

Balance at End of Period                                              $   455,883     $   429,835     $   402,917
                                                                      ===========     ===========     ===========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On September 25, 2003, the Company retained the services of BDO Seidman LLP as its new independent accountant, replacing Ernst & Young LLP, to audit the Company's financial statements. The Company's Current Report on Form 8-K, dated September 25, 2003, is incorporated by reference in this Form 10-K, and the information included in Item 4 of the Form 8-K is included as Exhibit 99.1 to this Form 10-K.

ITEM 9A.  CONTROLS AND PROCEDURES

We conducted an evaluation under the supervision and with the participation of Meridian's management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of the end of the fourth quarter of 2003. Based upon that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that the design and operation of our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors during the fourth quarter of 2003 that could significantly affect these controls.

                                    PART III

The information required in Items 10, 11, 12, 13 and 14 is incorporated by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission on or before April 29, 2004.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)      Documents filed as part of this report:

         1.       Financial Statements included in Item 8:

                  (i)      Independent Auditors' Reports

                  (ii) Consolidated Balance Sheets as of December 31, 2003 and 2002

                  (iii) Consolidated Statements of Operations for each of the three years in the period ended December 31, 2003

                  (iv) Consolidated Statements of Changes in Stockholders' Equity for each of the three years in the period ended December 31, 2003

                  (v) Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2003

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

                  10.20 Subordinated Credit Agreement, dated January 5, 2001, between the Company and Fortis Capital Corporation. (incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31,
                           2000).

                  21.1 Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 of the Company's Annual Report on Form 10-K for the year ended December 31,
                           2000).

                  **23.1   Consent of BDO Seidman LLP.

                  **23.2   Consent of Ernst & Young LLP.

                  **23.3   Consent of T. J. Smith & Company, Inc.

                  **31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

                  **31.2 Certification of President pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

                  **31.3 Certification of Chief Accounting Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

                  **32.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C.
                           Section 1350.

                  **32.2 Certification of President pursuant to Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

                  **32.3 Certification of Chief Accounting Officer pursuant Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C.
                           Section 1350.

                  **99.1 Item 4 of the Company's Current Report on Form 8-K, dated September 25, 2003.

*Management contract or compensation plan.

**Filed herewith.

         (b)      Reports on Form 8-K.

                  None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      THE MERIDIAN RESOURCE CORPORATION

                                      BY: /s/ JOSEPH A. REEVES, JR.
                                          -------------------------------------
                                            Chief Executive Officer
                                           (Principal Executive Officer)
                                            Director and Chairman of the Board

Date: March 15, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                    Name                                       Title                       Date
                    ----                                       -----                       ----
BY:  /s/   JOSEPH A. REEVES, JR.                      Chief Executive Officer           March 15, 2004
     ------------------------------------------    (Principal Executive Officer)
              Joseph A. Reeves, Jr.                     Director and Chairman
                                                            of the Board

BY:  /s/   MICHAEL J. MAYELL                          President and Director            March 15, 2004
     ------------------------------------------
              Michael J. Mayell

BY: /s/    LLOYD V. DELANO                           Chief Accounting Officer           March 15, 2004
    -------------------------------------------
              Lloyd V. DeLano

BY: /s/    JAMES T. BOND                                     Director                   March 15, 2004
    -------------------------------------------
             James T. Bond

BY: /s/    JOE E. KARES                                      Director                   March 15, 2004
    -------------------------------------------
             Joe E. Kares

BY: /s/    GARY A. MESSERSMITH                               Director                   March 15, 2004
    -------------------------------------------
              Gary A. Messersmith

BY: /s/    DAVID W. TAUBER                                   Director                   March 15, 2004
    -------------------------------------------
              David W. Tauber

                                        INDEX TO EXHIBITS

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

                  10.20 Subordinated Credit Agreement, dated January 5, 2001, between the Company and Fortis Capital Corporation. (incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31,
                           2000).

                  21.1 Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 of the Company's Annual Report on Form 10-K for the year ended December 31,
                           2000).

                  **23.1   Consent of BDO Seidman LLP.

                  **23.2   Consent of Ernst & Young LLP.

                  **23.3   Consent of T. J. Smith & Company, Inc.

                  **31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

                  **31.2 Certification of President pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

                  **31.3 Certification of Chief Accounting Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

                  **32.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C.
                           Section 1350.

                  **32.2 Certification of President pursuant to Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

                  **32.3 Certification of Chief Accounting Officer pursuant Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C.
                           Section 1350.

                  **99.1 Item 4 of the Company's Current Report on Form 8-K, dated September 25, 2003.

*Management contract or compensation plan.

**Filed herewith.