Form 10-K/A
period 2003-12-31
MERIDIAN RESOURCE CORP
filed 2004-04-29
CIK 869369

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


                             ---------------------

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [ ]

Aggregate market value of shares of common stock held by non-affiliates
of the Registrant at June 30, 2003                                                                     $233,536,842

Number of shares of common stock outstanding at April 20, 2004:                                          68,132,518

                                EXPLANATORY NOTE

         This Amendment No. 1 on Form 10-K/A (the "Amendment") is being filed to amend the annual report on Form 10-K of The Meridian Resource Corporation (the "Company") filed with the Securities and Exchange Commission on March 15, 2004 (the "Original Report on Form 10-K"). The sole purpose of this Amendment is to include Items 10, 11, 12, 13 and 14 of Part III previously intended to be incorporated by reference through the Company's proxy statement for its 2004 annual meeting of shareholders, and to add a related exhibit in Item 15(a)3 of
Part IV. The Company will not be filing its proxy statement for its 2004 annual meeting within 120 days following the end of its fiscal year 2003, and, therefore, is filing this Amendment. Accordingly, Items 10-14 of Part III are amended and restated in their entirety and Item 15(a)3 of Part IV is amended to include the exhibits listed herein. The reference on the cover page of the Original Report on Form 10-K to the incorporation by reference of the registrant's proxy statement relating to its 2004 Annual Meeting is also deleted. Except as otherwise stated herein, the Amendment does not amend any other disclosure in the Original Report on Form 10-K.

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

                                                  PRESENT POSITIONS                                 EXPIRATION OF
    NAME                           AGE            WITH THE COMPANY            DIRECTOR SINCE        PRESENT TERM
    ----                           ---            -----------------           --------------        -------------
E. L. Henry                        68       Class II Director(1)                   1998                  2004

Joe E. Kares                       60       Class II Director(1)(2)                1990                  2004

Gary A. Messersmith                55       Class II Director(2)                   1997                  2004

David W. Tauber                    54       Class I Director                       2004                  2004

Michael J. Mayell                  56       Class III and President(3)             1990                  2005

Joseph A. Reeves, Jr.              57       Class III Director, Chairman           1990                  2005
                                              of the Board and Chief
                                              Executive Officer(3)

James T. Bond                      79       Class I Director                       1997                  2006

------------
(1) Member of the Audit Committee.
(2) Member of the Executive Compensation Committee.
(3) Member of the Executive Committee, Director's Stock Option Plan Administration Committee and Employee Compensation Committee.

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

         David W. Tauber has served as owner/principal of Tauber Oil Company, a marketer of fuel oil and carbon black located in Houston, Texas, 1984.

         Michael J. Mayell is President of the Company. Prior to assuming such position with the Company, Mr. Mayell held a similar position with the Company's predecessor, Texas Meridian Resources, Ltd. ("TMR"), from 1988 until 1990.

         Joseph A. Reeves, Jr. is Chairman of the Board and Chief Executive Officer of the Company. Prior to assuming his positions with the Company, Mr. Reeves held similar positions with TMR from 1988 to 1990.

         James T. Bond is President of JTB Exploration and was formerly General Manager of H.L. Hawkins, Jr. Oil and Gas located in Houston and New Orleans, Louisiana. He has been associated with such company for over fifty years.

AUDIT COMMITTEE; AUDIT COMMITTEE FINANCIAL EXPERT

         The Company has a standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The current members of the Audit Committee are identified above. The Board of Directors has determined that Joe
E. Kares is an audit committee financial expert as defined in Item 401 of Regulation S-K, and is independent as defined in applicable SEC and NYSE rules.

                               EXECUTIVE OFFICERS

         The following table provides information with respect to the executive officers of the Company. Each executive officer has been elected to serve until his or her successor is duly appointed or elected by the Board of Directors or his or her earlier removal or resignation from office.

                                                                                                          YEAR FIRST
                                                                                                           ELECTED
NAME OF OFFICER            POSITION WITH THE COMPANY                                     AGE              AS OFFICER
---------------            -------------------------                                     ---              ----------
Joseph A. Reeves, Jr.      Chairman of the Board                                         57                  1990
                           and Chief Executive Officer

Michael J. Mayell          Director and President                                        56                  1990

Lloyd V. DeLano            Senior Vice President and Chief Accounting Officer            53                  1993

James W. Carrington, Jr.   Senior Vice President - Land and Legal - TMRX                 53                  1998

Alan S. Pennington         Senior Vice President - Business Development - TMRX           50                  1999

For additional information regarding Messrs. Reeves and Mayell, see "Directors", above.

         Lloyd V. DeLano joined the Company in January 1992 performing contract work and became an employee of the Company in October 1992. Mr. DeLano was named Vice President - Director of Accounting of The Meridian Resource & Exploration LLC (a wholly-owned subsidiary of the Company) in April 1993. In June 1996, Mr. DeLano was named Vice President and Chief Accounting Officer of the Company and in June 2002 he was named Senior Vice President. Mr. DeLano is a Certified Public Accountant with 30 years of oil and natural gas experience.

         James W. Carrington, Jr. joined the Company in March 1998 as Vice President of Land of The Meridian Resource & Exploration LLC (a wholly-owned subsidiary of the Company) ("TMRX") and in June 2002 he was named Senior Vice President, Land and Legal, of TMRX. Prior to assuming his position with the Company, Mr. Carrington was employed by CNG Producing Company.

         Alan S. Pennington joined the Company in August 1989 as Vice President
- Geology of TMRX and has held several positions with the Company. He has served as Senior Vice President - Business Development of The Meridian Resource & Exploration LLC (a wholly-owned subsidiary of the Company) since 2002.

         Other than Mr. Bond, who is Mr. Mayell's father-in-law, there are no family relationships among the officers and directors of the Company.


                                 CODE OF ETHICS

         The Company has adopted a Code of Ethics that applies to the Company's principal executive officer and senior financial officers. A copy of the Code of Ethics has been filed as Exhibit 14.1 to this report.


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

         Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that, during the period from January 1, 2003, through December 31, 2003, all officers, directors and greater than ten-percent shareholders of the Company were in compliance with applicable filing requirements.

ITEM 11. EXECUTIVE COMPENSATION.

         The following tables contain compensation data for the five highest paid executive officers serving at the end of 2003 whose 2003 salary and annual bonus compensation exceeded $100,000, and other individuals who would otherwise have been included in this table but for the fact that such individuals were not serving as executive officers of the Company at the end of 2003 (collectively, the "Named Executive Officers").


                           SUMMARY COMPENSATION TABLE

                                                                                        Long-Term
                                       Annual Compensation                             Compensation
                          --------------------------------------------------    ---------------------------
                                                                Other Annual      Restricted     Securities     All Other
     Name and                         Salary        Bonus       Compensation        Stock        Underlying   Compensation
Principal Position         Year       ($)(1)      ($)(1)(2)        ($)(4)         Award($)(1)    Options(#)      ($)(3)
------------------         ----       ------      ---------        ------         -----------    ----------      ------
Joseph A. Reeves, Jr.      2003       $40,527      $760,000       $32,710          $631,620      $      --      $12,000
CEO                        2002        57,693       879,071        58,810           800,000             --       11,000
                           2001        40,613       760,000            --           834,160             --       10,500

Michael J. Mayell          2003       $40,427      $760,000       $32,710          $631,620      $      --      $12,000
President                  2002        57,693       879,071        58,810           800,000             --       11,000
                           2001        40,613       760,000            --           834,160             --       10,500

Lloyd V. DeLano            2003      $169,399      $368,026       $    --          $     --      $      --      $12,000
Senior Vice President and  2002       167,999       433,781            --                --             --       11,000
Chief Accounting Officer   2001       167,999       437,395            --                --             --       10,500

James W. Carrington, Jr.   2003      $168,203      $352,879       $    --          $     --      $      --      $12,000
Senior Vice President,     2002       166,812       417,789            --                --             --       10,009
Land and Legal - TMRX      2001       166,812       419,014            --                --             --       10,500

Alan S. Pennington         2003      $192,210      $369,063       $    --          $     --      $      --      $12,000
Senior Vice President,
Business                   2002       190,621       384,724            --                --             --       11,000
Development - TMRX         2001       190,621       437,395            --                --             --       10,500

                  (1) Salary and bonus compensation excludes amounts deferred by Messrs. Reeves and Mayell pursuant to a deferred compensation plan (the "DCP"), which have been reported in the Restricted Stock Award column. The DCP was approved by the Board of Directors and the shareholders of the Company in 1996 as a method to preserve the Company's liquidity and further align the executive officers' interests with those of the Company's shareholders. No actual shares of Common Stock are issued and the officer has no rights with respect to any shares unless and until there is a distribution. Distributions cannot be made until the death, retirement or termination of employment of the officer. Until distribution, the value of such stock rights are subject to the general credit of the Company and the market value of the Common Stock. Pursuant to the DCP, the Company also granted to each officer an equal matching deferral, which is subject to a one-year vesting and is included in the Restricted Stock Award column. Under the terms of the grants, the employee and matching deferrals are allocated to a Common Stock account in which units are credited to the accounts of the officer based on the number of shares that could be purchased at the market price of the Common Stock at December 31, 1997 ($9 9/16 per share), for the deferrals during the first half of 1998; at June 30, 1998 ($7 1/16 per share), for the deferrals during the second half of 1998; at December 31, 1998 ($3 3/16 per share), for the deferrals during the first half of 1999; at June 30, 1999 ($3 7/8 per share), for the deferrals during the second half of 1999; at December 31, 1999 ($3.0625 per share) for the deferrals during the first half of 2000; at June 30, 2000 ($5.703125 per share) for the deferrals during the second half of 2000; at December 31, 2000 ($8.625 per share) for the deferrals during the first half of 2001; and at June 30, 2001 ($7.17 per share) for the deferrals during the second half of 2001; at December 31, 2001 ($3.99 per share) for deferrals during the first half of 2002; at June 30, 2002 ($3.72 per share) for deferrals during the second half of 2002; at December 31, 2002,($0.90 per share) for deferrals during the first half of 2003 and at June 30, 2003 ($4.73 per share) for deferrals during the second half of 2003. Pursuant to the DCP, Messrs. Reeves and Mayell each elected to defer $417,080, $400,000, and $315,810 of their compensation for 2001, 2002 and 2003, respectively. As of December 31, 2003, each of Messrs. Reeves and Mayell had rights (including matching deferrals) to 1,433,858 shares and 1,244,438 shares, respectively, with a total value (including matching deferrals) as of December 31, 2003, of $8,517,117 and $7,391,962, respectively. An amount equal to the dividends, if any, that would have otherwise been paid with respect to such shares had they actually been issued will be credited to the respective Common Stock accounts as well.

                  (2) Under the Company's Well Bonus Plan, Mr. DeLano received bonus amounts in 2003, 2002 and 2001 as follows: $360,326, $376,781,
         $437,395 respectively. Under the same plan Mr. Carrington was paid in 2003, 2002 and 2001 the following amounts: $345,233, $360,839 and
         $419,014, respectively. Under the same plan, Mr. Pennington was paid in 2003, 2002 and 2001 the following amounts: $360,326, $376,781 and
         $437,395, respectively.

                  (3) Includes Company contributions to its 401(k) plan.

                  (4) Includes the value conveyed during the applicable year attributable to net profits interests assigned to the Named Executive Officer during the applicable year in connection with their employment agreements. In connection with such employment agreements, the Company adopted in 1994 a program under which net profits interests are granted to certain key employees of the Company in prospects and wells that the Company is pursuing and drilling. In general, the net profits interest is 2.00% of any well and is subject to proportional reduction to the Company's interests. Pursuant to these arrangements, during 2002 and 2003, net profits interests of 2% were granted to each of Messrs. Reeves and Mayell in various prospects acquired by the Company in 2002 and 2003. Although such grants were intended to provide long-term incentive for the executive officer or employee by aligning his or her interests with those of the Company in its drilling efforts, such grants are not subject to vesting, the continued employment of the individual with the Company or other conditions. Accordingly, such grants are considered part of the Company's annual compensation package and not compensation under a long-term incentive plan. Each grant of a net profits interest is reflected in this table at a value based on a third party appraisal of the interest granted or the Company's current estimate of value for those prospects for which a third party appraisal has not yet been completed. Such values are appraisals or estimates only and the actual realized value of such interests may prove to be higher or lower than the amounts reflected in this table. See also "-Employment Agreements" and "-Well Bonus Plans and NPI Rights" below.

         The following table summarizes the number and value of options exercised by the Named Executive Officers during 2003, as well as the number and value of unexercised options owned by the Named Executive Officers as of December 31, 2003.

                 AGGREGATE OPTION EXERCISES IN FISCAL YEAR 2003
                       AND DECEMBER 31, 2003 OPTION VALUE


                                                                          Number of           Value of Unexercised
                                                                         Unexercised              In-the-Money
                                                                         Options at                Options at
                                                                        December 31,              December 31,
                                                                           2003(#)                   2003($)
                               Shares Acquired        Value             Exercisable/              Exercisable/
            Name                on Exercise(#)     Realized($)        Unexercisable(1)            Unexercisable
            ----                --------------     -----------        ----------------            -------------
Joseph A. Reeves, Jr. (1)             --                --             1,625,000/-----           3,847,500/-----
Michael J. Mayell (1)                 --                --             1,625,000/-----           3,847,500/-----
Lloyd V. DeLano                       --                --                50,000/-----              64,125/-----
James W. Carrington, Jr.              --                --                17,500/-----              19,238/-----
Alan S. Pennington                    --                --                16,000/-----              12,825/-----


                  (1) Excludes (i) the warrants (the "General Partner Warrants") granted to each of Messrs. Reeves and Mayell in October 1990 in connection with the Company's formation and (ii) warrants ("Executive Officer Warrants") issued in prior years to Messrs. Reeves and Mayell in connection with the surrender of certain "Class B Warrants" to the Company. The value of these warrants at December 31, 2003, based on the difference between the market price of the Common Stock at December 31, 2003 and the exercise price of the respective warrants, was $3,682,962 for each of Messrs. Reeves and Mayell.

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

         In connection with the execution of their Employment Agreements, both Messrs. Reeves and Mayell were granted a 2% net profits interest in the oil and natural gas production from the Company's properties to the extent the Company acquires a mineral interest therein. The net profits interest for Messrs. Reeves and Mayell applies to all properties on which the Company expends funds during their employment with the Company. The net profits interests represent real property rights that are not subject to vesting or continued employment with the Company. Messrs. Reeves and Mayell did not participate in the Well Bonus Plans (as such term is defined under "-Well Bonus Plans and NPI Rights" below) for any particular property to the extent their original 2% net profits interest grant covered such property. See also note 4 under "-Summary Compensation Table" above and "-Well Bonus Plans and NPI Rights" below.

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

THE INCENTIVE PLANS

         The Company's existing stock option plans (the "Incentive Plans") authorize the Board of Directors or a Committee of the Board of Directors to issue stock options, stock appreciation rights, restricted stock and performance awards. The aggregate number of shares of Common Stock that currently may be issued under the Incentive Plans is 10,227,415, which represents approximately 16.6% of the total number of shares of Common Stock outstanding. There are currently 8,097,081 shares allocated to outstanding options or existing or future stock rights under deferred compensation arrangements under the Incentive Plans. Therefore, approximately 2,130,334 shares are available for grant of additional options or stock-based compensation. As of December 31, 2003, 3,175,175 of the stock options granted under the Incentive Plans were "in-the-money".

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

         Effective March 2001, the participants in the Geoscientist Plan were notified that no additional future wells would be placed into the plan. During 2002, the Executive Committee decided to modify this position and for certain key geoscientists the plan will include future new wells through July, 2002.

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

         Decisions with respect to the cash compensation of the Company's executive officers were made in a bifurcated manner during 2003. The Employee Compensation Committee of the Board of Directors, which is comprised of Messrs. Reeves and Mayell set the salaries of all employees (except for themselves), including elected officers and other senior executives, and granted cash bonuses to such elected officers and other senior executives. Cash compensation decisions with respect to Messrs. Reeves and Mayell were approved by the Board of Directors, with Messrs. Reeves and Mayell abstaining. Decisions with respect to the granting of stock-based awards and the payment of other non-cash compensation for all of the Company's executive officers, including Messrs. Reeves and Mayell, were made by the full Board of Directors, with each of Messrs. Reeves and Mayell abstaining with respect to matters pertaining to either one of them.

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

         BONUS COMPENSATION.

                  Bonus compensation is provided to the Company's executive officers and other employees from time to time based on their employment agreements, if any, the financial results of the Company and various subjective factors, including the executive's or employee's contribution to the Company's success in finding reserves and acquiring prospects, identifying and obtaining sources of capital for the Company and increasing shareholder value. A Christmas bonus of up to one month's base salary was awarded and paid during 2001, 2002 and 2003 to the Company's employees.

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

DISCUSSION OF COMPENSATION OF THE CHIEF EXECUTIVE OFFICER AND PRESIDENT

         During 2003, Messrs. Reeves' and Mayell's salaries and bonuses were paid in accordance with their employment agreements. The Board of Directors believes that granting stock options and the approval of bonus payments further align Messrs. Reeves and Mayell's interests with those of the Company and further insures their continued employment with the Company and rewards them for their efforts that were instrumental to the future prospects of the Company.

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

             Joseph A. Reeves, Jr.                   Michael J. Mayell
             James T. Bond                           E. L. Henry
             Joe E. Kares                            Gary A. Messersmith
             David W. Tauber

           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         As discussed above, certain components of the compensation of the executive officers of the Company, other than Messrs. Reeves and Mayell, are determined by the Employee Compensation Committee of the Board of Directors of the Company, which is comprised of Messrs. Reeves and Mayell. Stock-based and other non-cash compensation decisions with respect to the Company's executive officers are made by the full Board of Directors, with each of Messrs. Reeves and Mayell abstaining with respect to matters pertaining to either one of them. For a discussion of certain transactions between the Company and members of the Board of Directors, see "Certain Relationships and Related Transactions" beginning on page 19 of this report. In addition, cash compensation decisions during 2003 with respect to Messrs. Reeves and Mayell were made by the full Board of Directors, with each of Messrs. Reeves and Mayell abstaining.

                             STOCK PERFORMANCE GRAPH

         The following performance graph compares the performance of the Common Stock to the New York Stock Exchange Market Index and Peer Group Index from December 31, 1998 through December 31, 2003. The graph assumes that the value of the investment in the Common Stock and each index was $100 at December 31, 1998, and that all dividends were reinvested.

                              (PERFORMANCE GRAPH)

        DECEMBER 31,               1998          1999          2000          2001          2002          2003
                                   ----          ----          ----          ----          ----          ----
The Company                        100          96.08         270.59        125.18        28.24         186.35
NYSE Market Index                  100          102.71        163.87        120.64        91.60         126.87
Peer Group Index                   100          109.50        112.11        102.12        83.42         108.07

         The Company's Peer Group is comprised of Anadarko Petroleum Corporation, Apache Corporation, Burlington Resources Inc., Chesapeake Energy Corporation, EEX Corporation, Noble Affiliates, Inc., Ocean Energy, Inc.* Pogo Producing Company, Questar Corporation and The Williams Company Inc.

* Ocean Energy, Inc. merged with Devon Energy Corporation in 2003.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.


                          SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information, as of April 20, 2004, with respect to the beneficial ownership of Common Stock by (a) each director, (b) each Named Executive Officer, (c) each shareholder known by the Company to be the beneficial owner of more than 5% of the Common Stock and (d) all executive officers and directors of the Company as a group.

                                                                            NUMBER OF SHARES
                                                                              BENEFICIALLY
           NAME                                                                 OWNED(1)              PERCENT
           ----                                                                 --------              -------
Joseph A. Reeves, Jr. (2)                                                      4,893,138                6.7%
Michael J. Mayell (3)                                                          4,571,954                6.3%
Lloyd V. DeLano (4)                                                               96,443                 *
James W. Carrington, Jr. (5)                                                      79,477                 *
Alan S. Pennington (6)                                                            18,192                 *
James T. Bond (7)                                                                 35,000                 *
E. L. Henry (8)                                                                   18,500                 *
Joe E. Kares (9)                                                                  27,500                 *
Gary A. Messersmith (10)                                                          40,972                 *
David A. Tauber (11)                                                               6,340                 *
All executive officers and directors as a
  group (10 persons) (2), (3), (4), (5), (6),
  (7), (8), (9), (10), (11)                                                    9,787,516               12.7%
Shell Oil Company (12)                                                         7,082,030               10.4%

* Less than one percent.

                   (1) Shares of Common Stock which are not outstanding but which can be acquired by a person upon exercise of an option or warrant within sixty days are deemed outstanding for the purpose of computing the percentage of outstanding shares beneficially owned by such person.

                  (2) Includes 406,539 shares, 689,978 shares, 714,000 shares and 1,625,000 shares of Common Stock that Mr. Reeves has the right to acquire upon the exercise of the General Partner Warrant, Executive Warrants, and stock options under the Company's stock option plans, respectively. Also includes 1,457,621 vested shares underlying deferred compensation arrangements. Excludes 21,723 unvested shares under deferred compensation arrangements. Mr. Reeves' business address is 1401 Enclave Parkway, Suite 300, Houston, Texas 77077.

                  (3) Includes 284,661 shares, 689,978 shares, 714,000 shares and 1,625,000 shares of Common Stock that Mr. Mayell has the right to acquire upon the exercise of the General Partner Warrant, Executive Warrants, and stock options under the Company's stock option plans, respectively. Also includes 1,258,315 vested shares underlying deferred compensation arrangements. Excludes 31,609 unvested shares under deferred compensation arrangements. Mr. Mayell's business address is 1401 Enclave Parkway, Suite 300, Houston, Texas 77077.

                  (4) Includes 50,000 shares of Common Stock that Mr. DeLano has the right to acquire upon the exercise of stock options.

                  (5) Includes 17,500 shares of Common Stock that Mr. Carrington has the right to acquire upon the exercise of stock options.

                  (6) Includes 16,500 shares of Common Stock that Mr. Pennington has the right to acquire upon the exercise of stock options.

                  (7) Includes 15,000 shares of Common Stock that Mr. Bond has the right to acquire upon the exercise of stock options. Excludes 15,000 shares underlying options that are not exercisable within 60 days.

                  (8) Includes 7,500 shares of Common Stock that Mr. Henry has the right to acquire upon the exercise of stock options. Excludes 7,500 shares underlying options that are not exercisable within 60 days.

                  (9) Includes 27,500 shares of Common Stock that Mr. Kares has the right to acquire upon the exercise of stock options. Excludes 7,500 shares underlying options that are not exercisable within 60 days.

                  (10) Includes 27,500 shares of Common Stock that Mr. Messersmith has the right to acquire upon the exercise of stock options. Excludes 7,500 shares underlying options that are not exercisable within 60 days.

                  (11) Excludes 15,000 shares underlying options that are not exercisable within 60 days.

                  (12) Based solely upon a Schedule 13D filed with the Securities and Exchange Commission. Shell Oil Company controls Shell Louisiana Onshore Properties Inc. ("SLOPI"). Shell Oil Company's business address is One Shell Plaza, Houston, Texas 77002. SLOPI's business address is P.O. Box 7986, Newark, Delaware.

                      EQUITY COMPENSATION PLAN INFORMATION

         The following table sets forth information as of December 31, 2003, with respect to our compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance:


                                                                                            Number of securities
                                                                                           remaining available for
                                  Number of securities to        Weighted-average           future issuance under
                                  be issued upon exercise        exercise price of        equity compensation plans
                                  of outstanding options,      outstanding options,         (excluding securities
        Plan Category               warrants and rights         warrants and rights      reflected in column (a)(1))
        -------------               -------------------         -------------------      ---------------------------
Equity compensation plans
approved by security holders             6,236,995                     $3.66                      2,130,334

Equity compensation plans not
approved by security holders                --                           --                          --

Total                                    6,236,995                     $3.66                      2,130,334

 (1) Does not include 3,600,000 shares which have been reserved for issuance in lieu of cash compensation under the Company's deferred compensation plan, which plan was approved by security holders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

PARTICIPATION INTERESTS

         In the ordinary course of business, the Company offers participation in exploration prospects to industry partners. Terms of each participation vary depending on the risk and economic conditions existing in the oil and gas industry at the time of grant. In addition, in an effort to provide the Company's executive officers and key employees with additional incentive to identify and develop successful exploratory prospects for the Company, the Company has adopted a policy of offering to its principal executive officers and key employees responsible for the identification and development of prospects the right to participate in each of the prospects pursued by the Company. Such participation has been on the same terms and conditions as the Company and in certain instances, its internal partners and is currently limited in aggregate to an approximate 8% working interest in any prospect. The maximum percentage that either Messrs. Reeves or Mayell may elect to participate in any prospect is a 4% working interest. Beginning with 2002, each of Messrs. Reeves and Mayell have participated in every prospect that the Company has drilled on a 3.5% working interest basis. Prior to 2002, through 1994, Messrs. Reeves and Mayell each participated with the Company for a 1.5% working interest basis on all drilled prospects.

         During 2003, both Messrs. Reeves and Mayell, either personally or through wholly-owned or affiliated corporations, participated as working interest owners in properties of the Company. Under the terms of the operating and other agreements relating to the Company's wells and prospects, the Company, as operator, incurs various expenses relating to the prospect or well that are then billed to the working interest owner. During 2003, each of TODD (a company owned by Mr. Reeves) and Sydson (a company owned by Mr. Mayell) were indebted to the Company for certain expenses paid by the Company in respect of their working interest in various prospects and wells in which the Company acted as operator.

         TODD and Sydson collectively invested approximately $5,161,000 for the year ended December 31, 2003, in oil and natural gas drilling activities for which the Company was the operator. Net amounts due from TODD and Mr. Reeves were approximately $5,000 as of December 31, 2003. Net amounts due from Sydson and Mr. Mayell were approximately $344,000.

OTHER

         Joe E. Kares, a member of the Board of Directors, is a partner in the public accounting firm of Kares & Cihlar, which provided the Company and its affiliates with accounting services for the years ended December 31, 2003, 2002, and 2001 and received fees of approximately $210,000 $282,000 and $269,000, respectively. These fees exceeded 5% of the gross revenues of Kares & Cihlar for 2003. The Company believes that these fees were equivalent to the fees that would have been paid to similar firms providing its services in arm's length transactions. Mr. Kares also participated in the Well Bonus Plans pursuant to which he was paid approximately $61,000.

         Mr. Gary A. Messersmith, a Director of Meridian, is currently a partner in the law firm of Looper, Reed and McGraw in Houston, Texas, which provided legal services for the Company for the years ended December 31, 2003, 2002 and 2001, and received fees of approximately $49,000, $27,000 and $58,000, respectively. He previously was a partner in the law firm of Fouts & Moore, L.L.P., in Houston, Texas, which provided legal services for the Company for the years ended

December 31, 2001 and received fees of approximately $66,000. Management believes that such fees were equivalent to fees that would have been paid to similar firms providing such services in arm's length transactions. In addition, the Company has Mr. Messersmith on a personal retainer of $8,333 per month relating to his services provided to the Company and a bonus in the form of personal property valued at $12,500 was awarded during 2002. Mr. Messersmith also participated in the Management Plan, pursuant to which he was paid approximately $360,000 during 2003, $377,000 during 2002, $401,000 during 2001.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         Ernst & Young LLP served as the Company's principal independent accountants for the first part, and BDO Seidman LLP served as the Company's principal independent accountants for the remainder of the fiscal year ended December 31, 2003

         The following table presents fees for the audits of the Company's annual consolidated financial statements for 2003 and 2002 and for other services provided by BDO Seidman LLP and Ernst & Young LLP.

                                                     2003                  2002
                                                    -------              -------
Audit Fees ..............................           596,951(1)           387,150
Audit-Related Fees ......................                --                   --
Tax Fees ................................            67,200               64,020
All Other Fees ..........................                --                   --

(1) Due to a change in independent accountants in 2003, BDO Seidman LLP reviewed the third quarter financial information for 2003 and audited the full year, 2003. The related fees for this work were $364,814. All other fees were billed by Ernst & Young LLP.

         Either the Audit Committee or Mr. Kares, as Chairman of the Audit Committee, approved all engagements of the independent accountants in advance, except with respect to the appointment of the independent audit firm, which is made by the Audit Committee. In the event Mr. Kares approves any such engagement, he discusses such approval with the Audit Committee at its next meeting.

TAX FEES

         Tax fees are primarily for tax compliance and tax consulting services. The Audit Committee has concluded that the provision of tax services is compatible with maintaining Ernst & Young LLP's independence and all services rendered in connection with such fees were pre-approved by the Audit Committee.

                                    PART IV

ITEM 15.

(a) 3. Exhibits

14.1   Code of Ethics

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

32.3 Certification of Chief Accounting Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

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

Date:  April 29, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          NAME                                             TITLE                           DATE
          ----                                             -----                           ----
BY: /s/ JOSEPH A. REEVES, JR                       Chief Executive Officer             April 29, 2004
   ------------------------------               (Principal Executive Officer)
        Joseph A. Reeves, Jr                        Director and Chairman
                                                        of the Board


BY: /s/ MICHAEL J. MAYELL                          President and Director              April 29, 2004
   ------------------------------
        Michael J. Mayell


BY: /s/ LLOYD V. DELANO                           Chief Accounting Officer             April 29, 2004
   ------------------------------
        Lloyd V. DeLano


BY: /s/ JAMES T. BOND                                     Director                     April 29, 2004
   ------------------------------
        James T. Bond


BY: /s/ JOE E. KARES                                      Director                     April 29, 2004
   ------------------------------
        Joe E. Kares


BY: /s/ GARY A. MESSERSMITH                               Director                     April 29, 2004
   ------------------------------
        Gary A. Messersmith


BY: /s/ DAVID W. TAUBER                                   Director                     April 29, 2004
   ------------------------------
        David W. Tauber

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER          DESCRIPTION
-------         -----------
 14.1           Code of Ethics
 31.1           Certification of Chief Executive Officer - Section 302
 31.2           Certification of President - Section 302
 31.3           Certification of Chief Accounting Officer - Section 302
 32.1           Certification of Chief Executive Officer - Section 906
 32.2           Certification of President - Section 906
 32.3           Certification of Chief Accounting Officer - Section 906