Form 10-Q
period 2004-03-31
MERIDIAN RESOURCE CORP
filed 2004-05-05
CIK 869369

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended: March 31, 2004

         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ______________

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Number of shares of common stock outstanding at April 20, 2004       68,132,518

                        THE MERIDIAN RESOURCE CORPORATION
                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

                                                                                                            Page
                                                                                                           Number
                                                                                                           ------
PART I  -  FINANCIAL INFORMATION

      Item 1.   Financial Statements

                     Consolidated Statements of Operations (unaudited) for the
                         Three Months Ended March 31, 2004 and 2003                                           3

                     Consolidated Balance Sheets as of March 31, 2004 (unaudited)
                         and December 31, 2003                                                                4

                     Consolidated Statements of Cash Flows (unaudited) for the
                         Three Months Ended March 31, 2004 and 2003                                           6

                     Consolidated Statements of Stockholders' Equity (unaudited) for the
                         Three Months Ended March 31, 2004 and 2003                                           7

                     Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the
                          Three Months Ended March 31, 2004 and 2003                                          8

                     Notes to Consolidated Financial Statements (unaudited)                                   9

      Item 2.   Management's Discussion and Analysis of Financial
                         Condition and Results of Operations                                                 17

      Item 3.   Quantitative and Qualitative Disclosures about Market Risk                                   25

      Item 4.   Controls and Procedures                                                                      26

PART II  -  OTHER INFORMATION

      Item 1.   Legal Proceedings                                                                            27

      Item 6.   Exhibits and Reports on Form 8-K                                                             27

SIGNATURES                                                                                                   28

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (thousands of dollars, except per share information)
                                   (unaudited)

                                                                     THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                           ---------
                                                                      2004       2003
                                                                    --------   --------
REVENUES:
      Oil and natural gas                                           $ 46,140   $ 28,987
      Interest and other                                                  52         38
                                                                    --------   --------
                                                                      46,192     29,025
                                                                    --------   --------
OPERATING COSTS AND EXPENSES:
      Oil and natural gas operating                                    3,008      2,484
      Severance and ad valorem taxes                                   2,317      1,819
      Depletion and depreciation                                      23,701     14,655
      Accretion expense                                                  119        128
      General and administrative                                       3,204      2,810
                                                                    --------   --------
                                                                      32,349     21,896
                                                                    --------   --------
EARNINGS BEFORE INTEREST AND INCOME TAXES                             13,843      7,129
                                                                    --------   --------
OTHER EXPENSES:
      Interest expense                                                 2,169      2,476
      Debt conversion expense                                          1,188         --
                                                                    --------   --------
                                                                       3,357      2,476
                                                                    --------   --------
EARNINGS BEFORE INCOME TAXES                                          10,486      4,653
                                                                    --------   --------
INCOME TAXES:
      Current                                                          1,000         --
      Deferred                                                         2,900         --
                                                                    --------   --------
                                                                       3,900         --
                                                                    --------   --------
EARNINGS BEFORE CUMULATIVE
      EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                         6,586      4,653
      Cumulative effect of change in accounting principle                 --     (1,309)
                                                                    --------   --------
NET EARNINGS                                                           6,586      3,344
      Dividends on preferred stock                                     1,299      1,623
                                                                    --------   --------
NET EARNINGS APPLICABLE
      TO COMMON STOCKHOLDERS                                        $  5,287   $  1,721
                                                                    ========   ========

NET EARNINGS PER SHARE BEFORE CUMULATIVE
      EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE:
      Basic                                                         $   0.08   $   0.06
      Diluted                                                       $   0.08   $   0.06
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
      ACCOUNTING PRINCIPLE PER SHARE:
      Basic and Diluted                                             $     --   $  (0.03)
                                                                    --------   --------
NET EARNINGS PER SHARE:
      Basic                                                         $   0.08   $   0.03
                                                                    ========   ========
      Diluted                                                       $   0.08   $   0.03
                                                                    ========   ========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
      Basic                                                           63,010     50,090
                                                                    ========   ========
      Diluted                                                         68,341     50,090
                                                                    ========   ========

                 See notes to consolidated financial statements.

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (thousands of dollars)

                                                                      MARCH 31,  DECEMBER 31,
                                                                        2004        2003
                                                                     ----------  -----------
                                                                     (unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                            $   15,996   $   12,821
Accounts receivable, less allowance for doubtful accounts of
      $249 [2004] and $251 [2003]                                        23,530       24,703
Due from affiliates                                                          --          349
Prepaid expenses and other                                                1,497        1,586
Assets from price risk management activities                                980          584
                                                                     ----------   ----------
      Total current assets                                               42,003       40,043
                                                                     ----------   ----------

PROPERTY AND EQUIPMENT:
Oil and natural gas properties, full cost method (including
      $37,921 [2004] and $30,542 [2003] not
      subject to depletion)                                           1,255,903    1,230,643
Land                                                                        478          478
Equipment and other                                                      10,061        9,931
                                                                     ----------   ----------
                                                                      1,266,442    1,241,052
Less accumulated depletion and depreciation                             860,025      836,368
                                                                     ----------   ----------
           Total property and equipment, net                            406,417      404,684
                                                                     ----------   ----------

OTHER ASSETS                                                              3,213        4,022
                                                                     ----------   ----------
           Total assets                                              $  451,633   $  448,749
                                                                     ==========   ==========

                 See notes to consolidated financial statements.

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (continued)
                             (thousands of dollars)

                                                                             MARCH 31,   DECEMBER 31,
                                                                               2004         2003
                                                                             ---------   -----------
                                                                            (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                             $   8,056    $   8,692
Revenues and royalties payable                                                  12,064       13,087
Due to affiliates                                                                  597           --
Notes payable                                                                       --          194
Accrued liabilities                                                             10,755       12,074
Liabilities from price risk management activities                               12,524        9,768
Abandonment costs                                                                  991          953
Current income taxes payable                                                     1,200          415
Current portion long-term debt                                                  10,000       10,000
                                                                             ---------    ---------
      Total current liabilities                                                 56,187       55,183
                                                                             ---------    ---------
LONG-TERM DEBT                                                                 117,000      122,320
                                                                             ---------    ---------
9 1/2% CONVERTIBLE SUBORDINATED NOTES                                               --       20,000
                                                                             ---------    ---------

OTHER:
Liabilities from price risk management activities                                2,001        2,385
Abandonment costs                                                                3,291        3,149
Deferred income taxes                                                            3,139          931
                                                                             ---------    ---------
                                                                                 8,431        6,465
                                                                             ---------    ---------
REDEEMABLE PREFERRED STOCK:
Preferred stock, $1.00 par value (1,500,000 shares authorized,
      538,727 [2004] and 604,460 [2003] shares of Series C
      Redeemable Convertible Preferred Stock issued at stated value)            53,873       60,446
                                                                             ---------    ---------

STOCKHOLDERS' EQUITY:
Common stock, $0.01 par value (200,000,000 shares authorized,
      67,389,791 [2004] and 61,724,597 [2003] issued)                              701          644
Additional paid-in capital                                                     421,977      394,177
Accumulated deficit                                                           (197,205)    (202,492)
Accumulated other comprehensive loss                                            (8,989)      (7,704)
Unamortized deferred compensation                                                 (342)        (290)
                                                                             ---------    ---------
      Total stockholders' equity                                               216,142      184,335
                                                                             ---------    ---------
      Total liabilities and stockholders' equity                             $ 451,633    $ 448,749
                                                                             =========    =========

                 See notes to consolidated financial statements.

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (thousands of dollars)
                                   (unaudited)

                                                               THREE MONTHS ENDED
                                                                     MARCH 31,
                                                                     ---------
                                                                2004        2003
                                                              --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings                                                  $  6,586    $  3,344
Adjustments to reconcile net earnings to net cash
  provided by operating activities:
     Cumulative effect of change in accounting principle            --       1,309
     Debt conversion expense                                     1,188          --
     Depletion and depreciation                                 23,701      14,655
     Amortization of other assets                                  485         426
     Non-cash compensation                                         411         395
     Accretion expense                                             119         128
     Deferred income taxes                                       2,900          --
Changes in assets and liabilities:
     Accounts receivable                                         1,173      (6,975)
     Due to/from affiliates                                        946         (75)
     Prepaid expenses and other                                     89         150
     Accounts payable                                             (636)      3,567
     Revenues and royalties payable                             (1,023)        181
     Accrued liabilities and other                               1,101         687
                                                              --------    --------
Net cash provided by operating activities                       37,040      17,792
                                                              --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and equipment                       (25,387)    (16,085)
     Sale of property and equipment                                 15         135
                                                              --------    --------
Net cash used in investing activities                          (25,372)    (15,950)
                                                              --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayments of long-term debt                               (5,320)     (1,250)
     Net payments of notes payable                                (194)       (749)
     Issuance of stock/exercise of options                          87          84
     Payment of preferred dividends                             (3,057)         --
     Additions to deferred loan costs                               (9)         --
                                                              --------    --------
Net cash used in financing activities                           (8,493)     (1,915)
                                                              --------    --------
NET CHANGE IN CASH AND CASH EQUIVALENTS                          3,175         (73)
     Cash and cash equivalents at beginning of period           12,821       7,287
                                                              --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $ 15,996    $  7,214
                                                              ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
Non-cash financing activities:
      Conversion of preferred stock                           $ (6,573)   $     --
      Conversion of convertible subordinated debt              (20,000)         --

                 See notes to consolidated financial statements.

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                 (in thousands)
                                   (unaudited)

                                              Common Stock                                 Accumulated
                                          ---------------------   Additional  Accumulated     Other     Unamortized
                                                         Par       Paid-In     Earnings   Comprehensive   Deferred
                                            Shares      Value      Capital     (Deficit)       Loss     Compensation
                                          ---------   ---------   ---------   ----------- ------------- ------------
Balance, December 31, 2002                   50,089   $     557   $ 378,215    $(209,738)   $  (4,938)   $    (356)
  Issuance of rights to common stock             --           2         208           --           --         (210)
  Company's 401(k) plan contribution             73          --        (504)          --           --           --
  Compensation expense                           --          --          --           --           --          395
  Accum. other comprehensive loss                --          --          --           --       (2,079)          --
  Preferred dividends                            --          --          --       (1,623)          --           --
  Net earnings                                   --          --          --        3,344           --           --
                                          ---------   ---------   ---------    ---------    ---------    ---------
Balance, March 31, 2003                      50,162   $     559   $ 377,919    $(208,017)   $  (7,017)   $    (171)
                                          =========   =========   =========    =========    =========    =========

Balance, December 31, 2003                   61,725   $     644   $ 394,177    $(202,492)   $  (7,704)   $    (290)
  Issuance of rights to common stock             --           1         462           --           --         (463)
  Company's 401(k) plan contribution             14          --          82           --           --           --
  Exercise of stock options                       1          --           5           --           --           --
  Compensation expense                           --          --          --           --           --          411
  Accum. other comprehensive loss                --          --          --           --       (1,285)          --
  Issuance for conversion of pref stock       1,477          14       6,343           --           --           --
  Issuance for conversion of sub debt         4,173          42      20,908           --           --           --
  Preferred dividends                            --          --          --       (1,299)          --           --
  Net earnings                                   --          --          --        6,586           --           --
                                          ---------   ---------   ---------    ---------    ---------    ---------
Balance, March 31, 2004                      67,390   $     701   $ 421,977    $(197,205)   $  (8,989)   $    (342)
                                          =========   =========   =========    =========    =========    =========

                                            Treasury Stock
                                            --------------
                                           Shares       Cost        Total
                                           ------       ----        -----
Balance, December 31, 2002                  3,779    $ (30,347)   $ 133,393
  Issuance of rights to common stock           --           --           --
  Company's 401(k) plan contribution          (73)         588           84
  Compensation expense                         --           --          395
  Accum. other comprehensive loss              --           --       (2,079)
  Preferred dividends                          --           --       (1,623)
  Net earnings                                 --           --        3,344
                                           ------    ---------    ---------
Balance, March 31, 2003                     3,706    $ (29,759)   $ 133,514
                                           ======    =========    =========

Balance, December 31, 2003                     --    $      --    $ 184,335
  Issuance of rights to common stock           --           --            0
  Company's 401(k) plan contribution           --           --           82
  Exercise of stock options                    --           --            5
  Compensation expense                         --           --          411
  Accum. other comprehensive loss              --           --       (1,285)
  Issuance for conversion of pref stock        --           --        6,357
  Issuance for conversion of sub debt          --           --       20,950
  Preferred dividends                          --           --       (1,299)
  Net earnings                                 --           --        6,586
                                           ------    ---------    ---------
Balance, March 31, 2004                        --    $      --    $ 216,142
                                           ======    =========    =========

                 See notes to consolidated financial statements.

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                             (thousands of dollars)
                                   (unaudited)

                                                        THREE MONTHS ENDED MARCH 31,
                                                        ----------------------------
                                                              2004      2003
                                                            -------    -------
Net earnings applicable to common stockholders              $ 5,287    $ 1,721
                                                            -------    -------
Other comprehensive income (loss), net of tax, for
   unrealized losses from hedging activities:
   Unrealized holding losses arising during period           (3,634)    (6,697)
   Reclassification adjustments on settlement of
      commodity hedge contracts                               2,349      4,618
                                                            -------    -------
                                                             (1,285)    (2,079)
                                                            -------    -------

Total comprehensive income (loss)                           $ 4,002    $  (358)
                                                            =======    =======

                 See notes to consolidated financial statements.

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.       BASIS OF PRESENTATION

The consolidated financial statements reflect the accounts of The Meridian Resource Corporation and its subsidiaries (the "Company") after elimination of all significant intercompany transactions and balances. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission.

The financial statements included herein as of March 31, 2004, and for the three month periods ended March 31, 2004 and 2003, are unaudited, and in the opinion of management, the information furnished reflects all material adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and of the results for the interim periods presented. Certain minor reclassifications of prior period statements have been made to conform to current reporting practices. The results of operations for interim periods are not necessarily indicative of results to be expected for a full year.

2.       DEBT

CREDIT FACILITY. During August 2002, the Company replaced its Chase Manhattan Bank Credit Facility with a new three-year $175 million underwritten senior secured credit agreement (the "Credit Agreement") with Societe Generale as administrative agent, lead arranger and book runner, and Fortis Capital Corporation, as co-lead arranger and documentation agent. Borrowings under the Credit Agreement mature on August 13, 2005. The borrowing base is currently set at $130 million and has been redetermined to $127.5 million effective on April 30, 2004. Credit Facility payments of $5.3 million have been made during the first three months of 2004, bringing the outstanding balance to $117 million as of March 31, 2004. The Company anticipates that it will continue to make additional debt repayments during the remainder of the year.

In addition to the scheduled quarterly borrowing base redeterminations, the lenders or borrower, under the Credit Agreement, have the right to redetermine the borrowing base at any time, once during each calendar year. Borrowings under the Credit Agreement are secured by pledges of outstanding capital stock of the Company's subsidiaries and a mortgage on the Company's oil and natural gas properties of at least 90% of its present value of proved properties. The Credit Agreement contains various restrictive covenants, including, among other items, maintenance of certain financial ratios and restrictions on cash dividends on Common Stock and under certain circumstances Preferred Stock, and an unqualified audit report on the Company's consolidated financial statements.

Under the Credit Agreement, the Company may secure either (i) (a) an alternative base rate loan that bears interest at a rate per annum equal to the greater of the administrative agent's prime rate; or (b) federal funds-based rate plus -1/2 of 1%, plus an additional 0.5% to 1.5% depending on the ratio of the aggregate outstanding loans and letters of credit to the borrowing base or; (ii) a Eurodollar base rate loan that bears interest, generally, at a rate per annum equal to the London interbank offered rate ("LIBOR") plus 1.5% to 2.5%, depending on the ratio of the aggregate outstanding loans and letters of credit to the borrowing base. At March 31, 2004, the three-month LIBOR interest rate was 1.11%. The Credit Agreement also provides for commitment fees ranging from 0.375% to 0.5% per annum.

SUBORDINATED CREDIT AGREEMENT. The Company extended and amended a short-term subordinated credit agreement with Fortis Capital Corporation for $25 million on April 5, 2002, with a maturity date of

December 31, 2004. The notes are unsecured and contain customary events of default, but do not contain any maintenance or other restrictive covenants. The interest rate is LIBOR plus 5.5% from January 1, 2003, through August 31, 2003, and LIBOR plus 6.5% from September 1, 2003, through December 31, 2004. At March 31, 2004, the three-month LIBOR interest rate was 1.11%. A note payment of $5 million was made during April 2004, with the remaining $5 million payable on December 31, 2004. The Company is compliance with the terms of this agreement.

9 1/2% CONVERTIBLE SUBORDINATED NOTES. During March 2004, the Notes were converted into 4.0 million shares of the Company's Common Stock at a conversion price of $5.00 per share, and included an additional non-cash conversion expense of approximately $1.2 million that was incurred and paid via the issuance of Common Stock priced at market.

3.       8.5% REDEEMABLE CONVERTIBLE PREFERRED STOCK

A private placement of $66.85 million of 8.5% redeemable convertible preferred stock was completed during May 2002. The preferred stock is convertible into shares of the Company's Common Stock at a conversion price of $4.45 per share. Dividends are payable semi-annually in cash or additional preferred stock. At the option of the Company, one-third of the preferred shares can be forced to convert to Common Stock if the closing price of the Company's Common Stock exceeds 150% of the conversion price for 30 out of 40 consecutive trading days on the New York Stock Exchange. Based on the above conversion criteria, the Company can elect to convert up to one-third of the then outstanding shares. The preferred stock is subject to redemption at the option of the Company after March 2005, and mandatory redemption on March 31, 2009. The holders of the preferred stock have been granted registration rights with respect to the shares of Common Stock issued upon conversion of the preferred stock. In the fourth quarter of 2003, $12.2 million of preferred stock was converted into 2.7 million shares of Common Stock. In addition, $6.6 million of preferred stock was converted into 1.5 million shares of Common Stock during the first quarter of 2004. Subsequent to March 31, 2004, $5.3 million of additional preferred stock has been converted into 1.2 million shares of Common Stock.

4.       COMMITMENTS AND CONTINGENCIES

LITIGATION.

RAMOS TITLE LITIGATION. Three different groups have asserted adverse title claims to some or all of Section 80 within Meridian's "Thibodaux units" in the Ramos Field. Another entity has asserted adverse title claims to a portion of
Section 36 within these same units. These claims turn primarily on the location of the parish boundary between Terrebonne and Assumption Parishes and/or the validity of various tax sales. Meridian's gas purchaser, Louisiana Intrastate Gas Company LLC ("LIG"), has deposited into the Terrebonne Parish court registry certain gas and plant-product proceeds attributable to 25 acres within these units since October 2000, and Meridian has been suspending all remaining proceeds attributable to these same 25 acres since December 2000. Meridian has reached an agreement with the various parties whereby the parties will grant a lease to the current interest owners for a lease bonus of $4.5 million and a future royalty interest of 1.5%.

ENVIRONMENTAL LITIGATION. Various landowners have filed claims against Meridian (along with numerous other oil companies) in four similar lawsuits concerning the Weeks Island, Gibson, Bayou Pigeon and Napoleonville Fields. The lawsuits seek injunctive relief and other relief, including unspecified amounts in both actual and punitive damages for alleged breaches of mineral leases and alleged failure to restore the plaintiffs' lands from alleged contamination and otherwise from the defendants' oil and gas operations.

There are no other material legal proceedings to which Meridian or any of its subsidiaries is a party or to which any of its property is subject, other than ordinary and routine litigation incidental to the business of producing and exploring for crude oil and natural gas.

5.       STOCKHOLDERS' EQUITY

COMMON STOCK. In August 2003, the Company completed a private offering of 8,703,537 shares of common stock at a price of $3.87 per share. The total proceeds of the offering, net of issuance costs, received by the Company were approximately $33.0 million. The Company used the majority of these funds to retire $31.8 million in long-term debt, with the remainder of the proceeds being used for exploration activities and other general corporate purposes. As previously noted, during the three months ended March 31, 2004, 1.5 million shares of Common Stock was issued for the conversion of the 8.5% Redeemable Convertible Preferred Stock and 4.2 million shares of Common Stock was issued for the early retirement of the 9 1/2% Convertible Subordinated Notes.

6.       EARNINGS PER SHARE (in thousands, except per share)

The following tables set forth the computation of basic and diluted net earnings per share:

                                                          THREE MONTHS ENDED MARCH 31,
                                                               2004        2003
                                                             ---------   ---------
Numerator:
     Net earnings applicable to common stockholders          $   5,287   $   1,721
     Plus income impact of assumed conversions:
           Preferred stock dividends                               N/A         N/A
           Interest on convertible subordinated notes              N/A         N/A
                                                             ---------   ---------
     Net earnings applicable to common stockholders
           plus assumed conversions                          $   5,287   $   1,721
                                                             ---------   ---------
Denominator:
     Denominator for basic earnings per
           share - weighted-average shares outstanding          63,010      50,090
Effect of potentially dilutive common shares:
     Warrants                                                    4,037         N/A
     Employee and director stock options                         1,294         N/A
     Convertible subordinated notes                                 --          --
     Redeemable preferred stock                                    N/A         N/A
                                                             ---------   ---------
     Denominator for diluted earnings per
           share - weighted-average shares outstanding
           and assumed conversions                              68,341      50,090
                                                             =========   =========
Basic earnings per share                                     $    0.08   $    0.03
                                                             =========   =========
Diluted earnings per share                                   $    0.08   $    0.03
                                                             =========   =========

7.       OIL AND NATURAL GAS HEDGING ACTIVITIES

The Company may address market risk by selecting instruments with value fluctuations which correlate strongly with the underlying commodity being hedged. The Company enters into swaps and other derivative contracts to hedge the price risks associated with a portion of anticipated future oil and gas production. These swaps allow the Company to predict with greater certainty the effective oil and natural gas prices to be received for our hedged production. While the use of hedging arrangements limits the downside risk of adverse price movements, it may also limit future gains from favorable movements. Under these agreements, payments are received or made based on the differential between a fixed and a variable product price. These agreements are settled in cash at or prior to expiration or are exchanged for physical delivery contracts. The Company does not obtain collateral to support the agreements, but monitors the financial viability of counter-parties and believes its credit risk is minimal on these transactions. In the event of nonperformance, the Company would be exposed to price risk. The Company has some risk of accounting loss since the price received for the product at the actual physical delivery point may differ from the prevailing price at the delivery point required for settlement of the hedging transaction.

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

The estimated March 31, 2004, fair value of the Company's oil and natural gas swaps was an unrealized loss of $13.5 million ($8.8 million net of tax) which is recognized in other comprehensive income. Based upon March 31, 2004, oil and natural gas commodity prices, approximately $12.5 million of the loss deferred in other comprehensive income could potentially lower gross revenues over the next twelve months. The swap agreements expire at various dates through July 31, 2005.

Net settlements under these swap agreements reduced oil and natural gas revenues by $3,614,000 and $7,105,000 for the three months ended March 31, 2004 and 2003, respectively, as a result of hedging transactions.

The Notional Amount is equal to the total net volumetric hedge position of the Company during the periods presented. The positions effectively hedge approximately 10% of our proved developed natural gas production and 71% of our proved developed oil production during the respective terms of the swap agreements. The fair values of the hedges are based on the difference between the strike price and the New York Mercantile Exchange future prices for the applicable trading months.

                                                                            Weighted Average Strike       Fair Value (unrealized)
                                                       Notional                      Price                   at March 31, 2004
                                                        Amount                   ($ per unit)                 (in thousands)
                                                       --------                  -----------                  --------------
Natural Gas (mmbtu)
April 2004 - June 2005                                 2,890,000                  $  3.73                        $ (6,251)

Oil (bbls)
April 2004 - July 2005                                   776,000                  $ 23.45                        $ (7,294)
                                                                                                                 --------
                                                                                                                 $(13,545)
                                                                                                                 --------

8.       STOCK-BASED COMPENSATION

SFAS 123, "Accounting for Stock-Based Compensation," as amended by SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As provided for under SFAS 123, there has been no amount of compensation expense recognized for the Company's stock option plans. The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees." Compensation expense is recorded for restricted stock awards over the requisite vesting periods based upon the market value on the date of the grant. No stock-based compensation expense was recorded in the three month periods ended March 31, 2004 and 2003.

The following is a reconciliation of reported earnings and earnings per share as if the Company used the fair value method of accounting for stock-based compensation. Fair value is calculated using the Black-Scholes option-pricing model.

                                                              (In thousands, except per share data)
                                                                   Three Months Ended March 31,
                                                                   ----------------------------
                                                                       2004         2003
                                                                     ---------    ---------
Net earnings applicable to common stockholders as reported           $   5,287    $   1,721

Stock-based compensation (expense) benefit determined under
  fair value method for all awards, net of tax                              (4)          16
                                                                     ---------    ---------
Net earnings applicable to common stockholders pro forma             $   5,283    $   1,737
                                                                     =========    =========
Basic earnings per share:
      As reported                                                    $    0.08    $    0.03
      Pro forma                                                      $    0.08    $    0.03

Diluted earnings per share:
      As reported                                                    $    0.08    $    0.03
      Pro forma                                                      $    0.08    $    0.03

9.       ASSET RETIREMENT OBLIGATIONS

On January 1, 2003, the Company adopted SFAS 143, "Accounting for Asset Retirement Obligations." This statement requires entities to record the fair value of a liability for legal obligations associated with the retirement obligations of tangible long-lived assets in the period in which it is incurred. The fair value of asset retirement obligation liabilities has been calculated using an expected present value technique. Fair value, to the extent possible, should include a market risk premium for unforeseeable circumstances. No market risk premium was included in the Company's asset retirement obligations fair value estimate since a reasonable estimate could not be made. When the liability is initially recorded, the entity increases the carrying amount of the related long-lived asset. Over time, accretion of the liability is recognized each period, and the capitalized cost is amortized over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. This standard requires the Company to record a liability for the fair value of our dismantlement and abandonment costs, excluding salvage values.

Upon adoption, the Company recorded transition amounts for liabilities related to our wells, and the associated costs to be capitalized. A liability of $4.5 million was recorded to long-term liabilities and a net asset of $3.2 million was recorded to oil and natural gas properties on January 1, 2003. This resulted in a cumulative effect of an accounting change of ($1.3) million. Accretion expenses subsequent to the adoption of this accounting statement decreased net earnings $119 thousand and $128 thousand in the first three months of 2004 and 2003, respectively.

The pro forma effect of the application of SFAS 143 as if the statement had been adopted on January 1, 2002, is presented below (thousands of dollars except per share information):

                                                 Three Months Ended March 31,
                                                 ---------------------------
                                                     2004        2003
                                                   ---------   ---------
Net earnings applicable to
  common stockholders                              $   5,287   $   1,721
Additional accretion expense                              --          --
Cumulative effect of accounting change                    --       1,309
                                                   ---------   ---------
Pro forma net earnings                             $   5,287   $   3,030
Pro forma earnings per share:
  Basic                                            $    0.08   $    0.06
  Diluted                                          $    0.08   $    0.06

The following table describes the change in the Company's asset retirement obligations for the period ended March 31, 2004, and the pro forma amounts for the year ended December 31, 2002 (thousands of dollars):

Asset retirement obligation at December 31, 2002               $ 4,523
Additional retirement obligations recorded in 2003                 338
Reduction due to property sale in 2003                          (1,010)
Other revisions during 2003                                       (416)
Accretion expense for 2003                                         667
                                                               -------
Asset retirement obligation at December 31, 2003                 4,102
                                                               -------
Additional retirement obligations recorded in 2004                  61
Accretion expense for 2004                                         119
                                                               -------
Asset retirement obligation at March 31, 2004                  $ 4,282
                                                               =======

10.      NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses accounting and reporting for business combinations and is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 addresses the accounting and reporting for goodwill subsequent to acquisition and other intangible assets. The new standard eliminates the requirement to amortize acquired goodwill; instead, such goodwill is required to be reviewed at least annually for impairment. The new standard also requires that, at a minimum, all intangible assets be aggregated and presented as a separate line item in the balance sheet. The adoption of SFAS No. 141 and SFAS No. 142 had no impact on the Company's financial position or results of operations.

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

In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes the standards on how companies classify and measure certain financial instruments with characteristics of both liabilities and equity. The statement requires that the Company classify as liabilities the fair value of all mandatorily redeemable financial instruments that had previously been recorded as equity or elsewhere in the consolidated financial statements. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective for all existing financial instruments beginning in the third quarter of 2003. This statement did not have any significant impact on the Company's consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of Meridian's financial operations for the three months ended March 31, 2004 and 2003. The Company's consolidated financial statements included in this report, as well as our Annual Report on Form 10-K for the year ended December 31, 2003 (and the notes attached thereto), should be read in conjunction with this discussion.

GENERAL.

BUSINESS ACTIVITIES. During the first three months of 2004, Meridian's exploration activities have been focused primarily in the Company's Biloxi Marshlands and Weeks Island project areas. As a result of these and similar operations during the last twelve months, the average daily production for the first quarter of 2004 increased by 52% to 94.5 Mmcfe compared to an average daily rate of 62.7 Mmcfe for the first quarter of 2003. Current production is between 95 Mmcfe and 100 Mmcfe per day and does not include the most recently announced Biloxi Marshlands 22/SL17980 No. 1 well, which tested at a daily production rate of approximately 9.0 Mmcfe/d. In April 2004, the Biloxi Marshlands No. 19-1 well was placed on production at a gross rate of 9.1 Mmcf/d. The Biloxi Marshlands 22/SL17980 No. 1 well is expected to be placed on production during the second half of the year.

Total capital expenditures for this period approximated $25.4 million. Since the beginning of the year, the Company has drilled four successful wells in the Biloxi Marshlands and Weeks Island project areas. In addition to the drilling activities, Meridian is extending its proprietary 3-D data base at Biloxi Marshlands with the shooting of 258 square miles of new data by the end of June 2004, the total of which ultimately will provide over 578 square miles covering approximately 400,000 acres in St. Bernard Parish, Louisiana. The 2004 exploration drilling and seismic acquisition activities were initiated in January 2004 with approximately 75% of the area having been shot and 25% of the data has already been delivered. It is anticipated that the Biloxi Marshlands project area will comprise a substantial portion of the Company's future drilling inventory over the next several years as it continues to work the entire 3-D data set ranging in depths from the shallow Deltaic sand formations to the deep cretaceous sand formations for new prospect opportunities.

The Dacros et al No. 32-1 well in the Biloxi Marshlands area was spudded on April 23, 2004, and will be drilled to a measured depth of approximately 12,500 feet. The well is currently at approximately 9,800 feet and is expected to take up to 30 days to drill and complete. The Company holds a 92% working interest in the well. In addition, Meridian anticipates that the second rig planned for the Biloxi Marshlands area will arrive May 2004 and will begin drilling the Biloxi Marshlands No. 27-1 well on the Eros Deep prospect which is located near the Ducros et al No. 32-1 and the Biloxi Marshlands 22/SL 17980 No. 1 wells.

The Company previously disclosed in its recent Annual Report on Form 10-K, that it intends to increase its capital budget to approximately $95 million for 2004 or 25% over its 2003 spending, subject to adjustments depending on drilling results, oil and natural gas prices and other factors. It is expected that Meridian will drill 20-30 wells during 2004, primarily focused in its Biloxi Marshlands project area.

As a result, the Company's revenues for the first quarter increased in excess of 59% when compared to the same period last year, cash flows from operations increased in excess of 108% for the same period and net earnings increased over 207%.

INDUSTRY CONDITIONS. Revenues, profitability and future growth rates of Meridian are substantially dependent upon prevailing prices for oil and natural gas. Oil and natural gas prices have been extremely volatile in recent years and are affected by many factors outside of our control. Our average oil price (after adjustments for hedging activities) for the three months ended March 31, 2004, was $25.10 per barrel compared to $25.15 per barrel for the three months ended March 31, 2003, and $25.04 per barrel for the three months ended

December 31, 2003. Our average natural gas price (after adjustments for hedging activities) for the three months ended March 31, 2004, was $5.70 per Mcf compared to $5.82 per Mcf for the three months ended March 31, 2003, and $4.66 per Mcf for the three months ended December 31, 2003. Fluctuations in prevailing prices for oil and natural gas have several important consequences to us, including affecting the level of cash flow received from our producing properties, the timing of exploration of certain prospects and our access to capital markets, which could impact our revenues, profitability and ability to maintain or increase our exploration and development program.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES. The Company's discussion and analysis of its financial condition and results of operation are based upon consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted and adopted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. See the Company's Annual Report on Form 10-K for the year ended December 31, 2003, for further discussion.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

OPERATING REVENUES. First quarter 2004 oil and natural gas revenues increased $17.2 million (59%) as compared to first quarter 2003 revenues due to a 52% increase in production volumes primarily from the Company's previously announced drilling results in the Biloxi Marshlands project area and Weeks Island coupled with successful workover operations in the Company's Ramos and Weeks Island fields, offset by natural production declines and property sales. Further, revenues were enhanced by a 5% increase in average commodity prices on a natural gas equivalent basis. The drilling and workover success increased our average daily production from 63 Mmcfe during the first quarter of 2003 to 94 Mmcfe for the first quarter of 2004. Oil and natural gas production volume totaled 8,596 Mmcfe for the first quarter of 2004, compared to 5,646 Mmcfe for the comparable period of 2003. Current production is ranging between 95 Mmcfe and 100 Mmcfe per day and does not include the most recently announced Biloxi Marshlands 22/SL17980 No. 1 well, which tested at a daily production rate of approximately
9.0 Mmcfe/d. In April 2004, the Biloxi Marshlands No. 19-1 well was placed on production at a gross rate of 9.1 Mmcf/d. The Biloxi Marshlands 222/SL 1980 No. 1 well is expected to be placed on production during the second half of the year.

The following table summarizes the Company's operating revenues, production volumes and average sales prices for the three months ended March 31, 2004 and 2003:

                                         THREE MONTHS ENDED
                                              MARCH 31,      INCREASE
                                           2004     2003    (DECREASE)
                                         -------   -------   --------
Production Volumes:
     Oil (Mbbl)                              311       397       (22)%
     Natural gas (MMcf)                    6,729     3,263       106%
     Mmcfe                                 8,596     5,646        52%

Average Sales Prices:
     Oil (per Bbl)                       $ 25.10   $ 25.15         0%
     Natural gas (per Mcf)               $  5.70   $  5.82        (2)%
     Mmcfe                               $  5.37   $  5.13         5%

Operating Revenues (000's):
     Oil                                 $ 7,807   $ 9,985       (22)%
     Natural gas                          38,333    19,002       102%
                                         -------   -------
     Total Operating Revenues            $46,140   $28,987        59%
                                         =======   =======

OPERATING EXPENSES. Oil and natural gas operating expenses on an aggregate basis increased $0.5 million (21%) to $3.0 million during the first quarter of 2004, compared to $2.5 million in 2003. However, on a unit basis, lease operating expenses decreased $0.09 per Mcfe to $0.35 per Mcfe for the first quarter of 2004 from $0.44 per Mcfe for the first quarter of 2003. Oil and gas operating expenses include additional operating expenses associated with the Biloxi Marshlands project area, offset by savings resulting from sold properties, combined with other cost savings.

SEVERANCE AND AD VALOREM TAXES. Severance and ad valorem taxes increased $0.5 million (27%) to $2.3 million for the first quarter of 2004, compared to $1.8 million during the same period in 2003 primarily because of an increase in natural gas production and a higher natural gas tax rate. Meridian's oil and natural gas production is primarily from Louisiana, and is therefore subject to Louisiana severance tax. The severance tax rates for Louisiana are 12.5% of gross oil revenues and $0.171 per Mcf for natural gas, an increase from $0.122 per Mcf for the first half of 2003. The Company's increase was primarily due to the increase in natural gas production and the increase in the natural gas tax rate. On an equivalent unit of production basis, severance and ad valorem taxes decreased to $0.27 per Mcfe from $0.32 per Mcfe for the comparable three-month period, reflecting a shift in the mix between oil and natural gas production.

DEPLETION AND DEPRECIATION. Depletion and depreciation expense increased $9.0 million (62%) during the first quarter of 2004 to $23.7 million, from $14.7 million for the same period of 2003. This was primarily the result of the 52% increase in production volumes in 2004 over 2003 levels, and an increase in the depletion rate as compared to the 2003 period. On a unit basis, depletion and depreciation expense increased by $0.16 per Mcfe, to $2.76 per Mcfe for the three months ended March 31, 2004, compared to $2.60 per Mcfe for the same period in 2003.

GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense increased $0.4 million to $3.2 million compared to $2.8 million for 2003. On an equivalent unit of production basis, general and administrative expenses decreased $0.13 per Mcfe to $0.37 per Mcfe for the first quarter of 2004 compared to $0.50 per Mcfe for the comparable 2003 period.

INTEREST EXPENSE. Interest expense decreased $0.3 million (12%), to $2.2 million for the first quarter of 2004 in comparison to the first quarter of 2003. The decrease is primarily a result of reduction in long-term debt, partially offset by an increase in interest rate from the prior year. Subsequent to March 31, 2004, the Company has made additional repayments on the outstanding borrowings totaling $5 million. With the conversion of the $20 million convertible subordinated notes into common stock and the April 2004 repayment of $5.0 million subordinated credit, the Company should see interest expense decrease an additional $0.5 million per quarter.

ADOPTION OF STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 143. On January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143 ("SFAS No. 143"), "Accounting for Asset Retirement Obligations." As a result, the Company recorded a long-term liability of $4.5 million representing the discounted present value of the estimated retirement obligations and an increase in capitalized oil and gas properties of $3.2 million. The liability will be accreted to its future value in subsequent reporting periods and will be charged to earnings on the Company's Consolidated Statement of Operations as "Accretion Expense." As a result of adoption of SFAS No. 143, the Company has charged approximately $0.1 million to earnings as accretion expense during the 2004 and 2003 periods. The cumulative effect of the change in accounting principle for prior years totaled $1.3 million, or $0.03 per share, and was charged to earnings in the first quarter of 2003.

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL. During the first quarter of 2004, Meridian's capital expenditures were internally financed with cash from operations. As of March 31, 2004, the Company had a cash balance of $16.0 million and a working capital deficit of $14.2 million. This deficit was made up primarily of $10.0 million of current maturities of long-term debt, $5 million of which was paid in April 2004, and an $11.6 million net current liability associated with price risk management activities which will be offset by future revenues. Management's strategy is to grow the Company prudently, taking advantage of the strong asset base built over the years and to add reserves through the drill bit while maintaining a disciplined approach to costs. Where appropriate, the Company will allocate excess cash above capital expenditures to reduce leverage.

CASH FLOWS. Net cash provided by operating activities was $37.0 million for the three months ended March 31, 2004, as compared to $17.8 million for the same period in 2003. The increase of $19.2 million was primarily due to the increase in operating revenues of $17.2 million and resulting increase in non-cash depletion and depreciation charges in the first three months of 2004, over the first three months of 2003.

Net cash used in investing activities was $25.4 million during the three months ended March 31, 2004, versus $16.0 million in the first three months of 2003. The increase in capital expenditures of $9.4 million was primarily associated with the acquisition of the Company's new 258-square mile 3-D survey at the Biloxi Marshlands project area, coupled with drilling and related activities.

Cash flows used in financing activities during the first three months of 2004 were $8.5 million, compared to cash used in financing activities of $1.9 million during the first three months of 2003. This additional cash used in financing activities was primarily due to $3.0 million paid in preferred stock dividends coupled with the increase in debt repayments of $5.3 million. With the preferred stock conversion of approximately $23 million, the Company will see an annual $2.0 million reduction of dividend payments.

CREDIT FACILITY. During August 2002, the Company replaced its Chase Manhattan Bank Credit Facility with a new three-year $175 million underwritten senior secured credit agreement (the "Credit Agreement") with Societe Generale as administrative agent, lead arranger and book runner, and Fortis Capital Corporation, as co-lead arranger and documentation agent. Borrowings under the Credit Agreement mature on August 13, 2005. The borrowing base is currently set at $130 million and has been redetermined to $127.5 million effective on April 30, 2004. Credit Facility payments of $5.3 million have been made during the first three months of 2004, bringing the outstanding balance to $117 million as of March 31, 2004. The Company anticipates that it will continue to make additional debt repayments during the remainder of the year.

In addition to the scheduled quarterly borrowing base redeterminations, the lenders or borrower, under the Credit Agreement, have the right to redetermine the borrowing base at any time, once during each calendar year. Borrowings under the Credit Agreement are secured by pledges of outstanding capital stock of the Company's subsidiaries and a mortgage on the Company's oil and natural gas properties of at least 90% of its present value of proved properties. The Credit Agreement contains various restrictive covenants, including, among other items, maintenance of certain financial ratios and restrictions on cash dividends on Common Stock and under certain circumstances Preferred Stock, and an unqualified audit report on the Company's consolidated financial statements.

Under the Credit Agreement, the Company may secure either (i) (a) an alternative base rate loan that bears interest at a rate per annum equal to the greater of the administrative agent's prime rate; or (b) federal funds-based rate plus -1/2 of 1% , plus an additional 0.5% to 1.5% depending on the ratio of the aggregate outstanding loans and letters of credit to the borrowing base or; (ii) a Eurodollar base rate loan that bears interest, generally, at a rate per annum equal to the London interbank offered rate ("LIBOR") plus 1.5% to 2.5%, depending on the ratio of the aggregate outstanding loans and letters of credit to the borrowing base. At March 31, 2004, the three-month LIBOR interest rate was 1.11%. The Credit Agreement also provides for commitment fees ranging from 0.375% to 0.5% per annum.

SUBORDINATED CREDIT AGREEMENT. The Company extended and amended a short-term subordinated credit agreement with Fortis Capital Corporation for $25 million on April 5, 2002, with a maturity date of December 31, 2004. The notes are unsecured and contain customary events of default, but do not contain any maintenance or other restrictive covenants. The interest rate is LIBOR plus 5.5% from January 1, 2003, through August 31, 2003, and LIBOR plus 6.5% from September 1, 2003, through December 31, 2004. At March 31, 2004, the three-month LIBOR interest rate was 1.11%. A note payment of $5 million was made during April 2004, with the remaining $5 million payable on December 31, 2004. The Company is in compliance with the terms of this agreement.

9 1/2% CONVERTIBLE SUBORDINATED NOTES. During March 2004, the Notes were converted into 4.0 million shares of the Company's Common Stock at a conversion price of $5.00 per share, and included an additional non-cash conversion expense of approximately $1.2 million that was incurred and paid via the issuance of Common Stock priced at market.

8.5% REDEEMABLE CONVERTIBLE PREFERRED STOCK. A private placement of $66.85 million of 8.5% redeemable convertible preferred stock was completed during May 2002. The preferred stock is convertible into shares of the Company's Common Stock at a conversion price of $4.45 per share. Dividends are payable semi-annually in cash or additional preferred stock. At the option of the Company, one-third of the preferred shares can be forced to convert to Common Stock if the closing price of the Company's Common Stock exceeds 150% of the conversion price for 30 out of 40 consecutive trading days on the New York Stock Exchange. Based on the above conversion criteria, the Company can elect to convert up to one-third of the then outstanding shares. The preferred stock is subject to redemption at the option of the Company after March 2005, and mandatory redemption on March 31, 2009. The holders of the preferred stock have been granted registration rights with respect to the shares of Common Stock issued upon conversion of the preferred stock. In the fourth quarter of 2003, $12.2 million of preferred stock was converted into 2.7 million shares of Common Stock. In addition, $6.6 million of preferred stock was converted into 1.5 million shares of Common Stock during the first quarter of 2004. Subsequent to March 31, 2004, $5.3 million of additional preferred stock has been converted into 1.2 million shares of Common Stock.

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

CAPITAL EXPENDITURES. Total capital expenditures for this period approximated $25.4 million. Although the Company plans to commence additional drilling during the remainder of 2004, such operations will depend primarily on achieving anticipated cash flows, permitting of wells and the availability of suitable drilling rigs. Meridian recently completed the final field work on its 187-square mile 3-D seismic survey at its Biloxi Marshlands acreage and preliminary indications are that a number of additional drilling locations are present in the area encompassing the new survey which will form the basis for its future drilling activities during 2004 and 2005.

Based on internal projections, using its internal risked analysis of production based on an expected capital expenditures program for 2004 of $95 million, the Company believes that it can further improve its balance sheet while, at the same time, continuing its scheduled capital expenditure program, drilling 15 to 20 low-risk wells and acquiring additional 3-D seismic data over its Biloxi Marshlands project and other exploration areas targeted for exploration growth.

DIVIDENDS. It is our policy to retain existing cash for reinvestment in our business, and therefore, we do not anticipate that dividends will be paid with respect to the Common Stock in the foreseeable future. During May 2002, the Company completed the private placement of $67 million of 8.5% redeemable convertible preferred stock and dividends are payable semi-annually. A semi-annual cash dividend of $3.1 million was paid in January 2004. Under the terms of the Credit Agreement, dividend payments required during 2003 on the preferred stock were paid-in-kind through our issuance of additional preferred stock.

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

BORROWING BASE FOR THE CREDIT FACILITY. The Credit Agreement with Societe Generale and Fortis Capital Corporation is presently scheduled for borrowing base redetermination dates on a quarterly basis with the next such redetermination scheduled for July 31, 2004. The borrowing base is redetermined on numerous factors including current reserve estimates, reserves that have recently been added, current commodity prices, current production rates and estimated future net cash flows. These factors have associated risks with each of them. Significant reductions or increases in the borrowing base will be determined by these factors, which, to a significant extent, are not under the Company's control.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is currently exposed to market risk from hedging contracts changes and changes in interest rates. A discussion of the market risk exposure in financial instruments follows.

INTEREST RATES

We are subject to interest rate risk on our long-term fixed interest rate debt and variable interest rate borrowings. Our long-term borrowings primarily consist of borrowings under the Credit Facility and principal due December 31, 2004 under our Subordinated Credit Agreement. Since interest charged borrowings under the Credit Facility floats with prevailing interest rates (except for the applicable interest period for Eurodollar loans), the carrying value of borrowings under the Credit Facility should approximate the fair market value of such debt. Changes in interest rates, however, will change the cost of borrowing. Assuming $117.0 million remains borrowed under the Credit Facility and $5 million remains borrowed under the Subordinated Credit Agreement, we estimate our annual interest expense will change by $1.17 million for each 100 basis point change in the applicable interest rates utilized under the Credit Facility and $5 million from the Subordinated Credit Agreement. Changes in interest rates would, assuming all other things being equal, cause the fair market value of debt with a fixed interest rate, such as the Notes, to increase or decrease, and thus increase or decrease the amount required to refinance the debt. The fair value of the Notes is dependent on prevailing interest rates.

HEDGING CONTRACTS

Meridian may address market risk by selecting instruments whose value fluctuations correlate strongly with the underlying commodity being hedged. From time to time, we may enter into swaps and other derivative contracts to hedge the price risks associated with a portion of anticipated future oil and natural gas production. While the use of hedging arrangements limits the downside risk of adverse price movements, it may also limit future gains from favorable movements. Under these agreements, payments are received or made based on the differential between a fixed and a variable product price. These agreements are settled in cash at or prior to expiration or exchanged for physical delivery contracts. Meridian does not obtain collateral to support the agreements, but monitors the financial viability of counter-parties and believes its credit risk is minimal on these transactions. In the event of nonperformance, the Company would be exposed to price risk. Meridian has some risk of accounting loss since the price received for the product at the actual physical delivery point may differ from the prevailing price at the delivery point required for settlement of the hedging transaction.

In 2002, we entered into certain swap agreements as summarized in the table below. The Notional Amount is equal to the total net volumetric hedge position of the Company during the periods presented. The positions effectively hedge approximately 10% of our proved developed natural gas production and 71% of our proved developed oil production during the respective terms of the swap agreements. The fair values of the hedges are based on the difference between the strike price and the New York Mercantile Exchange future prices for the applicable trading months.

                                                                            Weighted Average Strike         Fair Value (unrealized)
                                                       Notional                      Price                     at March 31, 2004
                                                        Amount                   ($ per unit)                   (in thousands)
                                                      ---------                  ------------                    -------------
Natural Gas (mmbtu)
April 2004 - June 2005                                2,890,000                     $ 3.73                        $  (6,251)
Oil (bbls)
April 2004 - July 2005                                  776,000                     $23.45                        $  (7,294)
                                                                                                                  ----------
                                                                                                                  $ (13,545)
                                                                                                                  ----------

ITEM 4. CONTROLS AND PROCEDURES

We conducted an evaluation under the supervision and with the participation of Meridian's management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the first quarter of 2004. Based upon that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that the design and operation of our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors during the first quarter of 2004 that could significantly affect these controls.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

RAMOS TITLE LITIGATION. Three different groups have asserted adverse title claims to some or all of Section 80 within Meridian's "Thibodaux units" in the Ramos Field. Another entity has asserted adverse title claims to a portion of
Section 36 within these same units. These claims turn primarily on the location of the parish boundary between Terrebonne and Assumption Parishes and/or the validity of various tax sales. Meridian's gas purchaser, Louisiana Intrastate Gas Company LLC ("LIG"), has deposited into the Terrebonne Parish court registry certain gas and plant-product proceeds attributable to 25 acres within these units since October 2000, and Meridian has been suspending all remaining proceeds attributable to these same 25 acres since December 2000. Meridian has reached an agreement with the various parties whereby the parties will grant a lease to the current interest owners for a lease bonus of $4.5 million and a future royalty interest of 1.5%.

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

               None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                                  (Registrant)

Date: May 5, 2004                     By: /s/ LLOYD V. DELANO
                                          --------------------------
                                            Lloyd V. DeLano
                                            Senior Vice President
                                            Chief Accounting Officer

                                INDEX TO EXHIBITS

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