Form 10-Q
period 2004-06-30
MERIDIAN RESOURCE CORP
filed 2004-08-09
CIK 869369

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended: June 30, 2004

      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________to______________

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Number of shares of common stock outstanding at August 4, 2004       79,201,084

                        THE MERIDIAN RESOURCE CORPORATION
                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

                                                                                                           Page
                                                                                                          Number
                                                                                                          ------
PART I  -  FINANCIAL INFORMATION

     Item 1.  Financial Statements

                  Consolidated Statements of Operations (unaudited) for the
                     Three Months and Six Months Ended June 30, 2004 and 2003                                3

                  Consolidated Balance Sheets as of June 30, 2004 (unaudited)
                     and December 31, 2003                                                                   4

                  Consolidated Statements of Cash Flows (unaudited) for the
                     Six Months Ended June 30, 2004 and 2003                                                 6

                  Consolidated Statements of Stockholders' Equity (unaudited) for the
                     Six Months Ended June 30, 2004 and 2003                                                 7

                  Consolidated Statements of Comprehensive Income (unaudited) for the
                       Three Months and Six Months Ended June 30, 2004 and 2003                              8

                  Notes to Consolidated Financial Statements (unaudited)                                     9

     Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                                    18

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                    28

     Item 4.  Controls and Procedures                                                                       29

PART II  -  OTHER INFORMATION

     Item 1.  Legal Proceedings                                                                             30

     Item 6.  Exhibits and Reports on Form 8-K                                                              30

SIGNATURES                                                                                                  31

                         PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (thousands, except per share information)
                                   (unaudited)

                                                            THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                  JUNE 30,              JUNE 30,
                                                                  -------               -------
                                                              2004       2003       2004       2003
                                                            --------   --------   --------   --------
REVENUES:
      Oil and natural gas                                   $ 50,065   $ 29,603   $ 96,205   $ 58,590
      Interest and other                                          38         51         90         89
                                                            --------   --------   --------   --------
                                                              50,103     29,654     96,295     58,679
                                                            --------   --------   --------   --------
OPERATING COSTS AND EXPENSES:
      Oil and natural gas operating                            2,746      2,803      5,754      5,287
      Severance and ad valorem taxes                           2,512      1,548      4,829      3,367
      Depletion and depreciation                              25,352     15,187     49,053     29,842
      Accretion expense                                          148        128        267        256
      General and administrative                               3,491      2,972      6,695      5,782
                                                            --------   --------   --------   --------
                                                              34,249     22,638     66,598     44,534
                                                            --------   --------   --------   --------
EARNINGS BEFORE INTEREST AND INCOME TAXES                     15,854      7,016     29,697     14,145
                                                            --------   --------   --------   --------
OTHER EXPENSES:
      Interest expense                                         1,801      3,468      3,970      5,944
      Debt conversion expense                                     --         --      1,188         --
                                                            --------   --------   --------   --------
                                                               1,801      3,468      5,158      5,944
                                                            --------   --------   --------   --------
EARNINGS BEFORE INCOME TAXES                                  14,053      3,548     24,539      8,201
                                                            --------   --------   --------   --------
INCOME TAXES:
      Current                                                  1,100         --      2,100         --
      Deferred                                                 4,100         --      7,000         --
                                                            --------   --------   --------   --------
                                                               5,200         --      9,100         --
                                                            --------   --------   --------   --------
EARNINGS BEFORE CUMULATIVE
      EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE:                8,853      3,548     15,439      8,201
      Cumulative effect of change in accounting principle         --         --         --     (1,309)
                                                            --------   --------   --------   --------
NET EARNINGS:                                                  8,853      3,548     15,439      6,892
      Dividends on preferred stock                             1,108      1,624      2,407      3,247
                                                            --------   --------   --------   --------
NET EARNINGS APPLICABLE
      TO COMMON STOCKHOLDERS                                $  7,745   $  1,924   $ 13,032   $  3,645
                                                            ========   ========   ========   ========
NET EARNINGS PER SHARE BEFORE CUMULATIVE
      EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE:
      Basic                                                 $   0.11   $   0.04   $   0.20   $   0.10
      Diluted                                               $   0.10   $   0.04   $   0.18   $   0.10
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
      ACCOUNTING PRINCIPLE PER SHARE:
      Basic and Diluted                                     $     --   $     --   $     --   $  (0.03)
                                                            --------   --------   --------   --------
NET EARNINGS PER SHARE:
      Basic                                                 $   0.11   $   0.04   $   0.20   $   0.07
                                                            ========   ========   ========   ========
      Diluted                                               $   0.10   $   0.04   $   0.18   $   0.07
                                                            ========   ========   ========   ========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
      Basic                                                   69,304     50,163     66,157     50,126
                                                            ========   ========   ========   ========
      Diluted                                                 75,363     50,163     73,566     50,126
                                                            ========   ========   ========   ========

                 See notes to consolidated financial statements.

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (thousands of dollars)

                                                                JUNE 30,   DECEMBER 31,
                                                                  2004         2003
                                                               ----------   ----------
                                                               (unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                      $   11,803   $   12,821
Accounts receivable, less allowance for doubtful accounts of
      $249 [2004] and $251 [2003]                                  23,745       24,703
Due from affiliates                                                   224          349
Prepaid expenses and other                                          2,947        1,586
Assets from price risk management activities                          976          584
                                                               ----------   ----------
      Total current assets                                         39,695       40,043
                                                               ----------   ----------
PROPERTY AND EQUIPMENT:
Oil and natural gas properties, full cost method (including
      $38,536 [2004] and $30,542 [2003] not
      subject to depletion)                                     1,290,119    1,230,643
Land                                                                  478          478
Equipment and other                                                10,011        9,931
                                                               ----------   ----------
                                                                1,300,608    1,241,052
Less accumulated depletion and depreciation                       885,189      836,368
                                                               ----------   ----------
         Total property and equipment, net                        415,419      404,684
                                                               ----------   ----------
OTHER ASSETS                                                        2,017        4,022
                                                               ----------   ----------
         Total assets                                          $  457,131   $  448,749
                                                               ==========   ==========

                 See notes to consolidated financial statements.

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (continued)
                             (thousands of dollars)

                                                                       JUNE 30,   DECEMBER 31,
                                                                        2004         2003
                                                                      ---------    ---------
                                                                     (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                      $   9,752    $   8,692
Revenues and royalties payable                                            8,371       13,087
Notes payable                                                             1,597          194
Accrued liabilities                                                      12,699       12,074
Liabilities from price risk management activities                        13,329        9,768
Abandonment costs                                                           589          953
Current income taxes payable                                              2,300          415
Current portion long-term debt                                            5,000       10,000
                                                                      ---------    ---------
     Total current liabilities                                           53,637       55,183
                                                                      ---------    ---------
LONG-TERM DEBT                                                          114,000      122,320
                                                                      ---------    ---------
9 1/2% CONVERTIBLE SUBORDINATED NOTES                                        --       20,000
                                                                      ---------    ---------

OTHER:
Liabilities from price risk management activities                           708        2,385
Abandonment costs                                                         3,381        3,149
Deferred income taxes                                                     7,409          931
                                                                      ---------    ---------
                                                                         11,498        6,465
                                                                      ---------    ---------
REDEEMABLE PREFERRED STOCK:
Preferred stock, $1.00 par value (1,500,000 shares authorized,
     323,710 [2004] and 604,460 [2003] shares of Series C
     Redeemable Convertible Preferred Stock issued at stated value)      32,371       60,446
                                                                      ---------    ---------
STOCKHOLDERS' EQUITY:
Common stock, $0.01 par value (200,000,000 shares authorized,
     72,281,091 [2004] and 61,724,597 [2003] issued)                        751          644
Additional paid-in capital                                              443,388      394,177
Accumulated deficit                                                    (189,460)    (202,492)
Accumulated other comprehensive loss                                     (8,674)      (7,704)
Unamortized deferred compensation                                          (380)        (290)
                                                                      ---------    ---------
     Total stockholders' equity                                         245,625      184,335
                                                                      ---------    ---------
     Total liabilities and stockholders' equity                       $ 457,131    $ 448,749
                                                                      =========    =========

                See notes to consolidated financial statements.

         THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (thousands of dollars)
                                   (unaudited)

                                                             SIX MONTHS ENDED
                                                                 JUNE 30,
                                                                 -------
                                                             2004        2003
                                                           --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                               $ 15,439    $  6,892
Adjustments to reconcile net earnings to net cash
  provided by operating activities:
     Cumulative effect of change in accounting principle         --       1,309
     Debt conversion expense                                  1,188          --
     Depletion and depreciation                              49,053      29,842
     Amortization of other assets                               971         852
     Non-cash compensation                                      835         676
     Accretion expense                                          267         256
     Deferred income taxes                                    7,000          --
Changes in assets and liabilities:
     Accounts receivable                                        958      (4,665)
     Due from affiliates                                        125         528
     Prepaid expenses and other                              (1,361)     (1,243)
     Accounts payable                                         1,060      (2,229)
     Revenues and royalties payable                          (4,716)      2,048
     Accrued liabilities and other                            3,488       1,153
                                                           --------    --------
Net cash provided by operating activities                    74,307      35,419
                                                           --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and equipment                    (59,620)    (31,669)
     Sale of property and equipment                            (125)         39
                                                           --------    --------
Net cash used in investing activities                       (59,745)    (31,630)
                                                           --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayments of long-term debt                           (13,320)     (1,250)
     Net payments of notes payable                            1,403         252
     Issuance of stock/exercise of options                      222         180
     Payment of preferred dividends                          (3,872)         --
     Additions to deferred loan costs                           (13)       (126)
                                                           --------    --------
Net cash used in financing activities                       (15,580)       (944)
                                                           --------    --------
NET CHANGE IN CASH AND CASH EQUIVALENTS                      (1,018)      2,845
     Cash and cash equivalents at beginning of period        12,821       7,287
                                                           --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $ 11,803    $ 10,132
                                                           ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
Non-cash financing activities:
      Conversion of preferred stock                        $(28,075)   $     --
      Conversion of convertible subordinated debt          $(20,000)   $     --

                See notes to consolidated financial statements.

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                 (in thousands)
                                   (unaudited)

                                        Common Stock                                    Accumulated
                                    ---------------------   Additional    Accumulated      Other      Unamortized
                                     Shares                   Paid-In      Earnings    Comprehensive    Deferred
                                      Value        Par        Capital      (Deficit)        Loss      Compensation
                                    --------    ---------    ---------     ---------     ---------     ---------
Balance, December 31, 2002            50,089    $     557    $ 378,215     $(209,738)    $  (4,938)    $    (356)

  Issuance of rights to common
stock                                     --            7          625            --            --          (632)

  Company's 401(k) plan
contribution                              93           --         (569)           --            --            --

  Exercise of stock options                1           --           (9)           --            --            --

  Compensation expense                    --           --           --            --            --           676

  Accum. other comprehensive loss         --           --           --            --        (3,445)           --

  Preferred dividends                     --           --           --        (2,962)           --            --

  Net earnings                            --           --           --         6,606            --            --
                                    --------    ---------    ---------     ---------     ---------     ---------

Balance, June 30, 2003                50,183    $     564    $ 378,262     $(206,094)    $  (8,383)    $    (312)
                                    ========    =========    =========     =========     =========     =========

Balance, December 31, 2003            61,725    $     644    $ 394,177     $(202,492)    $  (7,704)    $    (290)

  Issuance of rights to common
stock                                     --            2          923            --            --          (925)

  Company's 401(k) plan
contribution                              31           --          185            --            --            --

  Exercise of stock options                8           --           37            --            --            --

  Compensation expense                    --           --           --            --            --           835

  Accum. other comprehensive
loss                                      --           --           --            --          (970)           --

  Issuance for conversion of
pref stock                             6,308           63       26,920            --            --            --

  Issuance for conversion of sub
debt                                   4,209           42       21,146            --            --            --

  Preferred dividends                     --           --           --        (2,407)           --            --

  Net earnings                            --           --           --        15,439            --            --
                                    --------    ---------    ---------     ---------     ---------     ---------
Balance, June 30, 2004                72,281    $     751    $ 443,388     $(189,460)    $  (8,674)    $    (380)
                                    ========    =========    =========     =========     =========     =========

                                         Treasury Stock
                                      ---------------------
                                      Shares        Cost          Total
                                      -------     ---------     ---------
Balance, December 31, 2002              3,779     $ (30,347)    $ 133,393

  Issuance of rights to common
stock                                      --            --            --

  Company's 401(k) plan
contribution                              (93)          747           178

  Exercise of stock options                (1)           12             3

  Compensation expense                     --            --           676

  Accum. other comprehensive loss          --            --        (3,445)

  Preferred dividends                      --            --        (2,962)

  Net earnings                             --            --         6,606
                                      -------     ---------     ---------

Balance, June 30, 2003                  3,685     $ (29,588)    $ 134,449
                                      =======     =========     =========

Balance, December 31, 2003                 --     $      --     $ 184,335

  Issuance of rights to common
stock                                      --            --            --

  Company's 401(k) plan
contribution                               --            --           185

  Exercise of stock options                --            --            37

  Compensation expense                     --            --           835

  Accum. other comprehensive
loss                                       --            --          (970)

  Issuance for conversion of
pref stock                                 --            --        26,983

  Issuance for conversion of sub
debt                                       --            --        21,188

  Preferred dividends                      --            --        (2,407)

  Net earnings                             --            --        15,439
                                      -------     ---------     ---------
Balance, June 30, 2004                     --     $      --       245,625
                                      =======     =========     =========

                See notes to consolidated financial statements.

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (thousands of dollars)
                                   (unaudited)

                                                                           Three Months Ended     Six Months Ended
                                                                                 June 30,              June 30,
                                                                           -------------------   -------------------
                                                                             2004       2003       2004       2003
                                                                           --------   --------   --------   --------
Net earnings applicable to common stockholders                             $  7,745   $  1,924   $ 13,032   $  3,645

Other comprehensive income (loss), net of tax, for unrealized losses from hedging activities:
      Unrealized holding losses arising during period                        (2,445)    (5,028)    (6,080)   (10,030)
      Reclassification adjustments on settlement of contracts                 2,760      3,662      5,110      6,585
                                                                           --------   --------   --------   --------
                                                                                315     (1,366)      (970)    (3,445)
                                                                           --------   --------   --------   --------
Total comprehensive income                                                 $  8,060   $    558   $ 12,062   $    200
                                                                           ========   ========   ========   ========

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

The financial statements included herein as of June 30, 2004, and for the three and six month periods ended June 30, 2004 and 2003, are unaudited, and in the opinion of management, the information furnished reflects all material adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and of the results for the interim periods presented. Certain minor reclassifications of prior period statements have been made to conform to current reporting practices. The results of operations for interim periods are not necessarily indicative of results to be expected for a full year.

2. DEBT

CREDIT FACILITY. During August 2002, the Company replaced its Chase Manhattan Bank Credit Facility with a new three-year $175 million underwritten senior secured credit agreement (the "Credit Agreement") with Societe Generale as administrative agent, lead arranger and book runner, and Fortis Capital Corporation, as co-lead arranger and documentation agent. Borrowings under the Credit Agreement mature on August 13, 2005. The borrowing base is currently set at $127.5 million effective on July 31, 2004. Credit facility payments of $8.3 million have been made during the first six months of 2004, bringing the outstanding balance to $114 million as of June 30, 2004. In August 2004, the Company made $40.0 million in debt repayments and anticipates that it will continue to make additional debt repayments during the remainder of the year.

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

Under the Credit Agreement, the Company may secure either (i) (a) an alternative base rate loan that bears interest at a rate per annum equal to the greater of the administrative agent's prime rate; or (b) federal funds-based rate plus 1/2 of 1%, plus an additional 0.5% to 1.5% depending on the ratio of the aggregate outstanding loans and letters of credit to the borrowing base or; (ii) a Eurodollar base rate loan that bears interest, generally, at a rate per annum equal to the London interbank offered rate ("LIBOR") plus 1.5% to 2.5%, depending on the ratio of the aggregate outstanding loans and letters of credit to the borrowing base. At June 30, 2004, the three-month LIBOR interest rate was 1.61%. The Credit Agreement also provides for commitment fees ranging from 0.375% to 0.5% per annum.

SUBORDINATED CREDIT AGREEMENT. The Company extended and amended a short-term subordinated credit agreement with Fortis Capital Corporation for $25 million on April 5, 2002, with a maturity date of

December 31, 2004. The notes are unsecured and contain customary events of default, but do not contain any maintenance or other restrictive covenants. The interest rate is LIBOR plus 5.5% from January 1, 2003, through August 31, 2003, and LIBOR plus 6.5% from September 1, 2003, through December 31, 2004. At June 30, 2004, the three-month LIBOR interest rate was 1.61%. A note payment of $5 million was made during April 2004, with the remaining $5 million payable on December 31, 2004. The Company is in compliance with the terms of this agreement.

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

In June 2004, the Company exercised its right, as described above, to convert one-third of its remaining issued and outstanding preferred stock into shares of Common Stock. The conversion was completed on a pro rata basis and included a cash payment for accrued and unpaid dividends through the June 8, 2004, conversion date, at which time dividends ceased to accrue on the converted shares. Based on this conversion and other voluntary conversions, the outstanding Series C preferred stock has been reduced from a high stated value of approximately $72.7 million as of June 30, 2003 to approximately $32.4 million as of June 30, 2004, representing a future cash savings in dividends of approximately $3.4 million on an annualized basis.

4. COMMITMENTS AND CONTINGENCIES

LITIGATION.

ENVIRONMENTAL LITIGATION. Various landowners have filed claims against the Company and numerous other oil companies in four similar lawsuits concerning the Weeks Island, Gibson, Bayou Pigeon and Napoleonville Fields. The lawsuits seek injunctive relief and other relief, including unspecified amounts in both actual and punitive damages for alleged breaches of mineral leases and alleged failure to restore the plaintiffs' lands from alleged contamination and otherwise from the defendants' oil and gas operations.

There are no other material legal proceedings which exceeds our insurance limits to which the Company or any of its subsidiaries is a party or to which any of its property is subject, other than ordinary and routine litigation incidental to the business of producing and exploring for crude oil and natural gas.

5. STOCKHOLDERS' EQUITY

COMMON STOCK. In August 2003, the Company completed a private offering of 8,703,537 shares of Common Stock at a price of $3.87 per share. The total proceeds of the offering, net of issuance costs, received by the Company were approximately $33.0 million. The Company used the majority of these funds to retire $31.8 million in long-term debt, with the remainder of the proceeds being used for exploration activities and other general corporate purposes. As previously noted, during the six months ended June 30, 2004, approximately 6.3 million shares of Common Stock were issued upon the conversion of a portion of the 8.5% Redeemable Convertible Preferred Stock and approximately 4.2 million shares of Common Stock was issued for the early retirement of the 9 1/2% Convertible Subordinated Notes.

6. EARNINGS PER SHARE (in thousands, except per share)

The following tables set forth the computation of basic and diluted net earnings per share:

                                                               THREE MONTHS ENDED JUNE 30,
                                                                 2004             2003
                                                               ---------        ---------
Numerator:
     Net earnings applicable to common stockholders            $   7,745        $   1,924
     Plus income impact of assumed conversions:
         Preferred stock dividends                                   N/A              N/A
         Interest on convertible subordinated notes                   --              N/A
                                                               ---------        ---------
     Net earnings applicable to common stockholders
         plus assumed conversions                              $   7,745        $   1,924
                                                               ---------        ---------
Denominator:
     Denominator for basic earnings per
         share - weighted-average shares outstanding              69,304           50,163
Effect of potentially dilutive common shares:
     Warrants                                                      4,443              N/A
     Employee and director stock options                           1,616              N/A
     Convertible subordinated notes                                   --              N/A
     Redeemable preferred stock                                      N/A              N/A
                                                               ---------        ---------
     Denominator for diluted earnings per
         share - weighted-average shares outstanding
         and assumed conversions                                  75,363           50,163
                                                               =========        =========
Basic earnings per share                                       $    0.11        $    0.04
                                                               =========        =========
Diluted earnings per share                                     $    0.10        $    0.04
                                                               =========        =========

                                                             SIX MONTHS ENDED JUNE 30,
                                                              2004             2003
                                                            --------         ---------
Numerator:
     Net earnings applicable to common stockholders         $ 13,032         $   3,645
     Plus income impact of assumed conversions:
         Preferred stock dividends                               N/A               N/A
         Interest on convertible subordinated notes              270               N/A
                                                            --------         ---------
     Net earnings applicable to common stockholders
         plus assumed conversions                           $ 13,302         $   3,645
                                                            --------         ---------
Denominator:
     Denominator for basic earnings per
         share - weighted-average shares outstanding          66,157            50,126
Effect of potentially dilutive common shares:
     Warrants                                                  4,240               N/A
     Employee and director stock options                       1,455               N/A
     Convertible subordinated notes                            1,714               N/A
     Redeemable preferred stock                                  N/A               N/A
                                                            --------         ---------
     Denominator for diluted earnings per
         share - weighted-average shares outstanding
         and assumed conversions                              73,566            50,126
                                                            ========         =========
Basic earnings per share                                    $   0.20         $    0.07
                                                            ========         =========
Diluted earnings per share                                  $   0.18         $    0.07
                                                            ========         =========

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

The estimated June 30, 2004, fair value of the Company's oil and natural gas swaps was an unrealized loss of $13.1 million ($8.5 million net of tax) which is recognized in other comprehensive income. Based upon June 30, 2004, oil and natural gas commodity prices, approximately $12.5 million of the loss deferred in other comprehensive income could potentially lower gross revenues over the next twelve months. The swap agreements expire at various dates through July 31, 2005.

Net settlements under these swap agreements reduced oil and natural gas revenues by $4,247,000 and $3,026,000 for the three months ended June 30, 2004 and 2003, respectively, and by $7,861,000 and $10,131,000 for the six months ended June 30, 2004 and 2003, respectively, as a result of hedging transactions.

The Notional Amount is equal to the total net volumetric hedge position of the Company during the periods presented. The positions effectively hedge approximately 9% of our proved developed natural gas production and 62% of our proved developed oil production during the respective terms of the swap agreements. The fair values of the hedges are based on the difference between the strike price and the New York Mercantile Exchange future prices for the applicable trading months.

The estimated fair value of our oil and natural gas hedges as of June 30, 2004, is provided below:

                                         Weighted Average    Fair Value (unrealized)
                            Notional       Strike Price          at June 30, 2004
                             Amount        ($ per unit)           (in thousands)
                            ---------    ----------------    ----------------------
Natural Gas (mmbtu)
July 2004 - June 2005       2,230,000         $  3.73             $     (5,622)

Oil (bbls)
July 2004 - July 2005         588,000         $ 23.38                   (7,438)
                                                                  ------------
                                                                  $    (13,060)
                                                                  ------------

8. STOCK-BASED COMPENSATION

SFAS 123, "Accounting for Stock-Based Compensation," as amended by SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As provided for under SFAS 123, there has been no amount of compensation expense recognized for the Company's stock option plans. The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees." Compensation expense is recorded for restricted stock awards over the requisite vesting periods based upon the market value on the date of the grant. No stock-based compensation expense was recorded in the three and six month periods ended June 30, 2004 and 2003.

The following is a reconciliation of reported earnings and earnings per share as if the Company used the fair value method of accounting for stock-based compensation. Fair value is calculated using the Black-Scholes option-pricing model.

                                                                  (In thousands, except per share data)
                                                                       Three Months Ended June 30,
                                                                       ---------------------------
                                                                          2004           2003
                                                                        ---------      ---------
Net earnings applicable to common stockholders as reported              $   7,745      $   1,924

Stock-based compensation (expense) benefit determined under
  fair value method for all awards, net of tax                                 (4)            16
                                                                        ---------      ---------
Net earnings applicable to common stockholders pro forma                $   7,741      $   1,940
                                                                        =========      =========
Basic earnings per share:
      As reported                                                       $    0.11      $    0.04
      Pro forma                                                         $    0.11      $    0.04

Diluted earnings per share:
      As reported                                                       $    0.10      $    0.04
      Pro forma                                                         $    0.10      $    0.04

                                                                     (In thousands, except per share data)
                                                                           Six Months Ended June 30,
                                                                           -------------------------
                                                                             2004            2003
                                                                          ----------      ----------
Net earnings applicable to common stockholders as reported                $   13,032      $    3,645

Stock-based compensation (expense) benefit determined under
  fair value method for all awards, net of tax                                    (8)             32
                                                                          ----------      ----------
Net earnings applicable to common stockholders pro forma                  $   13,024      $    3,677
                                                                          ==========      ==========
Basic earnings per share:
      As reported                                                         $     0.20      $     0.07
      Pro forma                                                           $     0.20      $     0.07

Diluted earnings per share:
      As reported                                                         $     0.18      $     0.07
      Pro forma                                                           $     0.18      $     0.07

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

Upon adoption, the Company recorded transition amounts for liabilities related to our wells, and the associated costs to be capitalized. A liability of $4.5 million was recorded to long-term liabilities and a net asset of $3.2 million was recorded to oil and natural gas properties on January 1, 2003. This resulted in a cumulative effect of an accounting change of ($1.3) million. Accretion expenses subsequent to the adoption of this accounting statement decreased net earnings $267 thousand and $256 thousand in the first six months of 2004 and 2003, respectively.

The pro forma effect of the application of SFAS 143 as if the statement had been adopted on January 1, 2002, is presented below (thousands of dollars except per share information):

                                           Three Months Ended June 30,   Six Months Ended June 30,
                                           --------------------------    ------------------------
                                              2004            2003          2004            2003
                                           ----------      ----------    ----------       -------
Net earnings applicable to common
    stockholders                           $    7,745      $    1,924    $   13,032       $ 3,645
Additional accretion expense                       --              --            --            --
Cumulative effect of accounting change             --              --            --         1,309
                                           ----------      ----------    ----------       -------
Pro forma net earnings                     $    7,745      $    1,924    $   13,032       $ 4,954
    Basic                                  $     0.11      $     0.04    $     0.20       $  0.10
    Diluted                                $     0.10      $     0.04    $     0.18       $  0.10

The following table describes the change in the Company's asset retirement obligations for the period ended June 30, 2004, and the pro forma amounts for the year ended December 31, 2002 (thousands of dollars):

Asset retirement obligation at December 31, 2002                      $  4,523
Additional retirement obligations recorded in 2003                         338
Reduction due to property sale in 2003                                  (1,010)
Other revisions during 2003                                               (416)
Accretion expense for 2003                                                 667
                                                                      --------
Asset retirement obligation at December 31, 2003                         4,102
                                                                      --------
Additional retirement obligations recorded in 2004                          61
Other revisions during 2004                                               (460)
Accretion expense for 2004                                                 267
                                                                      --------
Asset retirement obligation at June 30, 2004                          $  3,970
                                                                      ========

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

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 was effective for the Company on January 1, 2003. See Note 9 for discussion of the impact on the Company's consolidated financial statements.

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

11. SUBSEQUENT EVENT

In August 2004, the Company completed a public offering of 13,800,000 shares of common stock at a price of $7.25 per share. The total proceeds of the offering, net of issuance costs, received by the Company were approximately $95.6 million. The Company repurchased all of the 7,082,030 shares of its common stock that were beneficially owned by Shell Oil Company for $49.3 million and a portion of the remaining proceeds of this equity offering will be used to repay borrowings under its senior secured credit agreement, which will increase funds available to the Company to accelerate planned capital expenditures for drilling activities and related pipeline construction.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of The Meridian Resource Corporation and its subsidiaries ("Meridian" or the "Company") financial operations for the three and six months ended June 30, 2004 and 2003. The Company's consolidated financial statements included in this report, as well as our Annual Report on Form 10-K for the year ended December 31, 2003 (and the notes attached thereto), should be read in conjunction with this discussion.

GENERAL.

BUSINESS ACTIVITIES. During the first six months of 2004, Meridian's exploration activities have been focused primarily in the Company's Biloxi Marshlands and Weeks Island project areas. As a result of these and similar operations during the last twelve months, the average daily production for the first six months of 2004 increased by 52% to 96.7 Mmcfe compared to an average daily rate of 64.1 Mmcfe for the first half of 2003. As a result of this and an increase in oil and natural gas prices, the Company's revenues for the first six months increased in excess of 64% when compared to the same period last year, cash flows from operations increased in excess of 110% for the same period and net earnings increased over 124%. With the recent completion of the southern extension of our Biloxi pipeline, the Ducros et al No. 32-1 well and the BML 22/SL 17980 No. 1 well were placed on production at a gross rate of 19.0 Mmcfe/d (12.5 Mmcfe/d net), bringing the Company's current daily production to a net range of 105 Mmcfe to 110 Mmcfe.

In July, 2004, the Biloxi Marshlands ("BML") No. 7-2 well at the South Atlas prospect area was tested through ten feet of perforations at a stabilized gross daily flow rate of 13.3 Mmcf/d through a 30/64-inch choke. Flowing tubing pressure was measured at 3,134 psi and shut-in tubing pressure was measured at 3,688 psi. We mobilized the drilling rig from the BML No. 7-2 location to the BML No. 7-3 location on the Pluto prospect. The BML No. 7-3 has tested through 34 feet of perforations at a stabilized gross daily flow rate of 8.8 Mmcf/d through a 22/64-inch choke. Flowing tubing pressure was measured at 2,994 psi and shut-in tubing pressure was measured at 3,635 psi. When the completion facilities on these two wells are completed by mid-August 2004, they will be placed on production. The combined test results from these two wells totaled a gross rate of 22.1 Mmcf/d, which will significantly increase our current daily net production rate. We hold a 92% working interest in both of these wells.

Total capital expenditures for the first six months of 2004 approximated $59.6 million. Since the beginning of the year, the Company has drilled eight successful wells in the Biloxi Marshlands and Weeks Island project areas. In addition to the drilling activities, Meridian extended its proprietary 3-D data base at Biloxi Marshlands with the shooting of 264 square miles of new data, the total of which ultimately will provide approximately 540 square miles covering approximately 400,000 acres in St. Bernard Parish, Louisiana. We are presently processing the data and will begin interpretation in the next 60 days. It is anticipated that the Biloxi Marshlands project area will comprise a substantial portion of the Company's future drilling inventory over the next several years as it continues to work the entire 3-D data set ranging in depths from the shallow Deltaic sand formations to the deep Cretaceous sand formations for new prospect opportunities. The Company has announced that it intends to increase its capital budget to approximately $110 million for 2004 or 45% over its 2003 spending, subject to adjustments depending on drilling results, oil and natural gas prices and other factors. We have scheduled 15 to 20 wells to be drilled in Biloxi during 2004 and plan to drill about two wells per month for the remainder of the year and into 2005. In addition, we currently plan to drill up to 12 additional wells in other areas during 2004. These include five wells at Weeks Island, up to three wells at Riceville, up to three wells at Turtle Bayou and one well at Ramos.

During July 2004, drilling operations began on the Hosemann #1 well on the Enterprise prospect. The well is being drilled to a proposed total depth of 18,500 feet and is currently drilling at 11,600 feet. We are non-operator of the well and after payout of the drilling costs our working interest is approximately 30%. Also during July, 2004, the Company began drilling the CL&F A-2 well on the North Turtle Bayou prospect. The well is an updip location to a well that encountered mechanical problems. The well will be drilled to a total depth of approximately 15,400 feet and is currently drilling at 7,700 feet. The Company holds a 96.5% working interest in the well.

In the Weeks Island field, we are drilling our Goodrich Cocke #10 well on the Camille prospect. The well is being drilled to a total depth of approximately 11,700 feet measured depth and is currently at approximately 10,000 feet. We hold a 97% working interest in this well.

INDUSTRY CONDITIONS. Revenues, profitability and future growth rates of Meridian are substantially dependent upon prevailing prices for oil and natural gas. Oil and natural gas prices have been extremely volatile in recent years and are affected by many factors outside of our control. Our average oil price (after adjustments for hedging activities) for the three months ended June 30, 2004, was $27.36 per barrel compared to $25.19 per barrel for the three months ended June 30, 2003, and $25.10 per barrel for the three months ended March 31, 2004. Our average oil price (after hedges) for the six months ended June 30, 2004, was $26.29 per barrel compared to $25.17 per barrel for the six months ended June 30, 2003. Our average natural gas price (after adjustments for hedging activities) for the three months ended June 30, 2004, was $5.86 per Mcf compared to $5.39 per Mcf for the three months ended June 30, 2003, and $5.70 per Mcf for the three months ended March 31, 2004. Our average natural gas price (after hedges) for the six months ended June 30, 2004, was $5.78 per Mcf compared to $5.59 per Mcf for the six months ended June 30, 2003. Fluctuations in prevailing prices for oil and natural gas have several important consequences to us, including affecting the level of cash flow received from our producing properties, the timing of exploration of certain prospects and our access to capital markets, which could impact our revenues, profitability and ability to maintain or increase our exploration and development program.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30, 2003

OPERATING REVENUES. Second quarter 2004 oil and natural gas revenues increased $20.5 million (69%) as compared to second quarter 2003 revenues due to a 51% increase in production volumes primarily from the Company's previously announced drilling results in the Biloxi Marshlands ("BML") project area and Weeks Island coupled with successful workover operations in the Company's Ramos and Weeks Island fields, offset by natural production declines and property sales. Further, revenues were enhanced by a 12% increase in average commodity prices on a natural gas equivalent basis. The drilling and workover success increased our average daily production from 65 Mmcfe during the second quarter of 2003 to 99 Mmcfe for the second quarter of 2004. Oil and natural gas production volume totaled 9,002 Mmcfe for the second quarter of 2004, compared to 5,951 Mmcfe for the comparable period of 2003. With the recent completion of the southern extension of our Biloxi pipeline, the Ducros et al No. 32-1 well and the BML 22/SL 17980 No. 1 well were placed on production at a gross rate of 19.0 Mmcfe/d (12.5 Mmcfe/d net). Current production is ranging between 105 Mmcfe and 110 Mmcfe per day and does not include the most recently announced BML No. 7-2 and 7-3 wells. These two wells are currently scheduled to be placed on production by mid-August 2004.

The following table summarizes the Company's operating revenues, production volumes and average sales prices for the three months ended June 30, 2004 and 2003:

                                  THREE MONTHS ENDED
                                        JUNE 30,            INCREASE
                                   2004         2003       (DECREASE)
                                   ----         ----       ----------
Production Volumes:
     Oil (Mbbl)                       346         347          --%
     Natural gas (MMcf)             6,927       3,869          79%
     Mmcfe                          9,002       5,951          51%

Average Sales Prices:
     Oil (per Bbl)                $ 27.36     $ 25.19           9%
     Natural gas (per Mcf)        $  5.86     $  5.39           9%
     Mmcfe                        $  5.56     $  4.97          12%

Operating Revenues (000's):
     Oil                          $ 9,467     $ 8,742           8%
     Natural gas                   40,598      20,861          95%
                                  -------     -------       -----
     Total Operating Revenues     $50,065     $29,603          69%
                                  =======     =======       =====

OPERATING EXPENSES. Oil and natural gas operating expenses on an aggregate basis decreased $0.1 million (2%) to $2.7 million during the second quarter of 2004, compared to $2.8 million in 2003. However, on a unit basis, lease operating expenses decreased $0.16 per Mcfe to $0.31 per Mcfe for the second quarter of 2004 from $0.47 per Mcfe for the second quarter of 2003. Oil and gas operating expenses include additional operating expenses associated with the Biloxi Marshlands project area, offset by savings resulting from sold properties, combined with other cost savings.

SEVERANCE AND AD VALOREM TAXES. Severance and ad valorem taxes increased $1.0 million (62%) to $2.5 million for the second quarter of 2004, compared to $1.5 million during the same period in 2003 primarily because of an increase in natural gas production and a higher natural gas tax rate. Meridian's oil and natural gas production is primarily from Louisiana, and is therefore subject to Louisiana severance tax. The severance tax rates for Louisiana are 12.5% of gross oil revenues and $0.171 per Mcf for natural gas for the first six months of 2004, an increase from $0.122 per Mcf for the first half of 2003. The Company's increase was primarily due to the increase in natural gas production and the increase in the natural gas tax rate. On an equivalent unit of production basis, severance and ad valorem taxes increased to $0.28 per Mcfe from $0.26 per Mcfe for the comparable three-month period. Beginning July 1, 2004, the revised severance tax rate for natural gas production in Louisiana over the next twelve months will be $0.208 per Mcf. This will significantly increase the amount of severance taxes being paid in future periods

DEPLETION AND DEPRECIATION. Depletion and depreciation expense increased $10.2 million (68%) during the second quarter of 2004 to $25.4 million, from $15.2 million for the same period of 2003. This was primarily the result of the 51% increase in production volumes in 2004 over 2003 levels, and an increase in the depletion rate as compared to the 2003 period. On a unit basis, depletion and depreciation expense increased by $0.27 per Mcfe, to $2.82 per Mcfe for the three months ended June 30, 2004, compared to $2.55 per Mcfe for the same period in 2003.

GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense increased $0.5 million to $3.5 million compared to $3.0 million for 2003. On an equivalent unit of production basis, general and administrative expenses decreased $0.11 per Mcfe to $0.39 per Mcfe for the second quarter of 2004 compared to $0.50 per Mcfe for the comparable 2003 period.

INTEREST EXPENSE. Interest expense decreased $1.7 million (48%), to $1.8 million for the second quarter of 2004 in comparison to the second quarter of 2003. The decrease is primarily a result of reduction in long-term debt. With the conversion of the $20 million convertible subordinated notes into common stock and the second quarter 2004 repayments of $8.0 million of debt, the Company will realize additional future savings in interest. With the completion of the recently announced stock offering, the Company anticipates that it will utilize the funds to reduce the outstanding debt by an additional $40-45 million in August 2004, which will significantly lower interest expense in future periods.

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

OPERATING REVENUES. Oil and natural gas revenues during the six months ended June 30 2004, increased $37.6 million (64%) as compared to first half 2003 revenues due to a 52% increase in production volumes primarily from the Company's previously announced drilling results in the Biloxi Marshlands ("BML") project area and Weeks Island coupled with successful workover operations in the Company's Ramos and Weeks Island fields, offset by natural production declines and property sales. Further, revenues were enhanced by an 8% increase in average commodity prices on a natural gas equivalent basis. The drilling and workover success increased our average daily production from 64 Mmcfe during the first six months of 2003 to 97 Mmcfe for the first six months of 2004. Oil and natural gas production volume totaled 17,598 Mmcfe for the first six months of 2004, compared to 11, 597 Mmcfe for the comparable period of 2003. With the recent completion of the southern extension of our Biloxi pipeline, the Ducros et al No. 32-1 well and the BML 22/SL 17980 No. 1 well were placed on production at a gross rate of 19.0 Mmcfe/d (12.5 Mmcfe/d net), bringing the Company's current daily production to a net range of 105 Mmcfe to 110 Mmcfe. Within the next 15 days, the production facilities will be completed for the BML No. 7-2 and the BML No. 7-3 wells. These two additional wells being placed on production will significantly increase our current average daily production rate.

The following table summarizes the Company's operating revenues, production volumes and average sales prices for the six months ended June 30, 2004 and 2003:

                                   SIX MONTHS ENDED
                                        JUNE 30,            INCREASE
                                   2004        2003        (DECREASE)
                                   ----        ----        ----------
Production Volumes:
     Oil (Mbbl)                       657         744         (12)%
     Natural gas (MMcf)            13,656       7,132          91%
     Mmcfe                         17,598      11,597          52%

Average Sales Prices:
     Oil (per Bbl)                $ 26.29     $ 25.17           4%
     Natural gas (per Mcf)        $  5.78     $  5.59           3%
     Mmcfe                        $  5.47     $  5.05           8%

Operating Revenues (000's):
     Oil                          $17,274     $18,727          (8)%
     Natural gas                   78,931      39,863          98%
                                  -------     -------
     Total Operating Revenues     $96,205     $58,590          64%
                                  =======     =======

OPERATING EXPENSES. Oil and natural gas operating expenses on an aggregate basis increased $0.5 million (9%) to $5.8 million during the first six months of 2004, compared to $5.3 million in 2003. However, on a unit basis, lease operating expenses decreased $0.13 per Mcfe to $0.33 per Mcfe for the first six months of 2004 from $0.46 per Mcfe for the first half of 2003. Oil and gas operating expenses include additional operating expenses associated with the Biloxi Marshlands project area, offset by savings resulting from sold properties, combined with other cost savings.

SEVERANCE AND AD VALOREM TAXES. Severance and ad valorem taxes increased $1.4 million (43%) to $4.8 million for the first six months of 2004, compared to $3.4 million during the same period in 2003 primarily because of an increase in natural gas production and a higher natural gas tax rate. Meridian's oil and natural gas production is primarily from Louisiana, and is therefore subject to Louisiana severance tax. The severance tax rates for Louisiana are 12.5% of gross oil revenues and $0.171 per Mcf for natural gas for the first six months of 2004, an increase from $0.122 per Mcf for the first half of 2003. The Company's increase was primarily due to the increase in natural gas production and the increase in the natural gas tax rate. On an equivalent unit of production basis, severance and ad valorem taxes decreased to $0.27 per Mcfe from $0.29 per Mcfe for the comparable six-month period, reflecting a shift in the mix between oil and natural gas production. Beginning July 1, 2004, the revised severance tax rate for natural gas production in Louisiana over the next twelve months will be $0.208 per Mcf. This will significantly increase the amount of severance taxes being paid in future periods.

DEPLETION AND DEPRECIATION. Depletion and depreciation expense increased $19.3 million (65%) during the first half of 2004 to $49.1 million, from $29.8 million for the same period of 2003. This was primarily the result of the 52% increase in production volumes in 2004 over 2003 levels, and an increase in the depletion rate as compared to the 2003 period. On a unit basis, depletion and depreciation expense increased by $0.22 per Mcfe, to $2.79 per Mcfe for the six months ended June 30, 2004, compared to $2.57 per Mcfe for the same period in 2003.

GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense increased $0.9 million to $6.7 million compared to $5.8 million for 2003. On an equivalent unit of production basis, general and administrative expenses decreased $0.12 per Mcfe to $0.38 per Mcfe for the first six months of 2004 compared to $0.50 per Mcfe for the comparable 2003 period.

INTEREST EXPENSE. Interest expense decreased $1.9 million (33%), to $4.0 million for the first six months of 2004 in comparison to the first half of 2003. The decrease is primarily a result of reduction in long-term debt. With the conversion of the $20 million convertible subordinated notes into common stock and the 2004 repayments of $13.3 million of debt, the Company will realize additional future savings in interest. With the completion of the recently announced stock offering, the Company anticipates that it will utilize the funds to reduce the outstanding debt by an additional $40-45 million in August 2004, which will significantly lower interest expense in future periods.

ADOPTION OF STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 143. On January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143 ("SFAS No. 143"), "Accounting for Asset Retirement Obligations." As a result, the Company recorded a long-term liability of $4.5 million representing the discounted present value of the estimated retirement obligations and an increase in capitalized oil and gas properties of $3.2 million. The liability will be accreted to its future value in subsequent reporting periods and will be charged to earnings on the Company's Consolidated Statement of Operations as "Accretion Expense." As a result of adoption of SFAS No. 143, the Company has charged approximately $0.3 million to earnings as accretion expense during the 2004 and 2003 periods. The cumulative effect of the change in accounting principle for prior years totaled $1.3 million, or $0.03 per share, and was charged to earnings in the first quarter of 2003.

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL. During the first six months of 2004, Meridian's capital expenditures were internally financed with cash from operations. As of June 30, 2004, the Company had a cash balance of $11.8 million and a working capital deficit of $13.9 million. This deficit was made up primarily of $5.0 million of current maturities of long-term debt, and a $12.3 million net current liability associated with price risk management activities which will be offset by future revenues. As of June 30, 2004, the Company had unutilized borrowing capacity of $13.5 million from our credit facility. With the completion of our recently announced stock offering, the Company anticipates that it will reduce our outstanding debt by a range of $40 million to $45 million during August 2004. This repayment will increase our unutilized borrowing capacity by $35 million to $40 million and significantly lower the amount of interest to be paid in future periods.

CASH FLOWS. Net cash provided by operating activities was $74.3 million for the six months ended June 30, 2004, as compared to $35.4 million for the same period in 2003. The increase of $38.9 million was primarily due to the increase in revenues from oil and natural gas of $37.6 million in the first six months of 2004, over the first six months of 2003.

Net cash used in investing activities was $59.7 million during the six months ended June 30, 2004, versus $31.6 million in the first six months of 2003. The increase in capital expenditures of $27.9 million was primarily associated with the acquisition of the Company's new 264-square mile 3-D survey at the Biloxi Marshlands project area, coupled with expenditures for drilling and related activities.

Cash flows used in financing activities during the first six months of 2004 were $15.6 million, compared to cash used in financing activities of $0.9 million during the first six months of 2003. This additional cash used in financing activities was primarily due to $3.9 million paid in preferred stock dividends coupled with the debt repayments of $13.3 million. With the preferred stock conversion of approximately $28 million in the first six months of 2004, the Company will see an annualized $2.0 million reduction of dividend payments.

CREDIT FACILITY. During August 2002, the Company replaced its Chase Manhattan Bank Credit Facility with a new three-year $175 million underwritten senior secured credit agreement (the "Credit Agreement") with Societe Generale as administrative agent, lead arranger and book runner, and Fortis Capital Corporation, as co-lead arranger and documentation agent. Borrowings under the Credit Agreement mature on August 13, 2005. The borrowing base is currently set at $127.5 million effective on July 31, 2004. Credit Facility payments of $8.3 million have been made during the first six months of 2004, bringing the outstanding balance to $114 million as of June 30, 2004. The Company has made additional debt repayments of $40 million in August 2004, which brings our unutilized borrowing capacity to $53.5 million.

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

Under the Credit Agreement, the Company may secure either (i) (a) an alternative base rate loan that bears interest at a rate per annum equal to the greater of the administrative agent's prime rate; or (b) federal funds-based rate plus 0.5%, plus an additional 0.5% to 1.5% depending on the ratio of the aggregate outstanding loans and letters of credit to the borrowing base or; (ii) a Eurodollar base rate loan that bears interest, generally, at a rate per annum equal to the London interbank offered rate ("LIBOR") plus 1.5% to 2.5%, depending on the ratio of the aggregate outstanding loans and letters of credit to the borrowing base. At June 30, 2004, the three-month LIBOR interest rate was 1.61%. The Credit Agreement also provides for commitment fees ranging from 0.375% to 0.5% per annum.

SUBORDINATED CREDIT AGREEMENT. The Company extended and amended a short-term subordinated credit agreement with Fortis Capital Corporation for $25 million on April 5, 2002, with a maturity date of December 31, 2004. The notes are unsecured and contain customary events of default, but do not contain any maintenance or other restrictive covenants. The interest rate is LIBOR plus 5.5% from January 1, 2003, through August 31, 2003, and LIBOR plus 6.5% from September 1, 2003, through December 31, 2004. At June 30, 2004, the three-month LIBOR interest rate was 1.61%. A note payment of $5 million was made during April 2004, with the remaining $5 million payable on December 31, 2004. The Company is in compliance with the terms of this agreement.

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

In June 2004, we exercised our right, as described above, to convert one-third of our remaining issued and outstanding preferred stock into shares of our Common Stock. The conversion was completed on a pro rata basis and included a cash payment for accrued and unpaid dividends through the June 8, 2004, conversion date, at which time dividends ceased to accrue on the converted shares. Based on this conversion and other voluntary conversions, our outstanding Series C preferred stock has been reduced from a high stated value of approximately $72.7 million as of June 30, 2003 to approximately $32.4 million as of June 30, 2004, representing a future cash savings in dividends of approximately $3.4 million on an annualized basis.

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

CAPITAL EXPENDITURES. Total capital expenditures for this period approximated $59.6 million. Although the Company plans to commence additional drilling during the remainder of 2004, such operations will depend primarily on achieving anticipated cash flows, permitting of wells and the availability of suitable drilling rigs. Meridian recently completed the final field work on its 264-square mile 3-D seismic survey at its Biloxi Marshlands acreage and preliminary indications are that a number of additional drilling locations are present in the area encompassing the new survey which will form the basis for its future drilling activities during 2004 and 2005.

Based on internal projections, using its internal risked analysis of production based on an expected capital expenditures program for 2004 of $110 million, the Company believes that it can further improve its balance sheet while, at the same time, continuing its scheduled capital expenditure program, drilling 15 to 20 low-risk wells and acquiring additional 3-D seismic data over its Biloxi Marshlands project and other exploration areas targeted for exploration growth.

DIVIDENDS. It is our policy to retain existing cash for reinvestment in our business, and therefore, we do not anticipate that dividends will be paid with respect to the Common Stock in the foreseeable future. During May 2002, the Company completed the private placement of $67 million of 8.5% redeemable convertible preferred stock and dividends are payable semi-annually. A semi-annual cash dividend of $3.1 million was paid in January 2004. On June 29, 2004, a cash dividend of $0.8 million was paid for converted shares. In July 2004, a semi-annual cash dividend of $1.4 million was paid. Under the terms of the Credit Agreement, dividend payments required during 2003 on the preferred stock were paid-in-kind through our issuance of additional preferred stock.

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

BORROWING BASE FOR THE CREDIT FACILITY. The Credit Agreement with Societe Generale and Fortis Capital Corporation is presently scheduled for borrowing base redetermination dates on a quarterly basis with the next such redetermination scheduled for October 31, 2004. The borrowing base is redetermined on numerous factors including current reserve estimates, reserves that have recently been added, current commodity prices, current production rates and estimated future net cash flows. These factors have associated risks with each of them. Significant reductions or increases in the borrowing base will be determined by these factors, which, to a significant extent, are not under the Company's control.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is currently exposed to market risk from hedging contracts changes and changes in interest rates. A discussion of the market risk exposure in financial instruments follows.

INTEREST RATES

We are subject to interest rate risk on our long-term fixed interest rate debt and variable interest rate borrowings. Our long-term borrowings primarily consist of borrowings under the Credit Facility and principal due December 31, 2004 under our Subordinated Credit Agreement. Since interest charged borrowings under the Credit Facility floats with prevailing interest rates (except for the applicable interest period for Eurodollar loans), the carrying value of borrowings under the Credit Facility should approximate the fair market value of such debt. Changes in interest rates, however, will change the cost of borrowing. Assuming $114.0 million remains borrowed under the Credit Facility and $5 million remains borrowed under the Subordinated Credit Agreement, we estimate our annual interest expense will change by $1.14 million for each 100 basis point change in the applicable interest rates utilized under the Credit Facility and $5 million from the Subordinated Credit Agreement. Changes in interest rates would, assuming all other things being equal, cause the fair market value of debt with a fixed interest rate, such as the Notes, to increase or decrease, and thus increase or decrease the amount required to refinance the debt. The fair value of the Notes is dependent on prevailing interest rates.

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

In 2002, we entered into certain swap agreements as summarized in the table below. The Notional Amount is equal to the total net volumetric hedge position of the Company during the periods presented. The positions effectively hedge approximately 9% of our proved developed natural gas production and 62% of our proved developed oil production during the respective terms of the swap agreements. The fair values of the hedges are based on the difference between the strike price and the New York Mercantile Exchange future prices for the applicable trading months.

                                                   Weighted Average   Fair Value (unrealized)
                                    Notional         Strike Price         at June 30, 2004
                                     Amount          ($ per unit)          (in thousands)
                                     ------          ------------          --------------
Natural Gas (mmbtu)
July 2004 - June 2005               2,230,000          $   3.73              $  (5,622)
Oil (bbls)
July 2004 - July 2005                 588,000          $  23.38                 (7,438)
                                                                             ----------
                                                                             $ (13,060)
                                                                             ----------

ITEM 4. CONTROLS AND PROCEDURES

We conducted an evaluation under the supervision and with the participation of Meridian's management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the second quarter of 2004. Based upon that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that the design and operation of our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors during the second quarter of 2004 that could significantly affect these controls.

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

There are no other material legal proceedings which exceeds our insurance limits to which Meridian or any of its subsidiaries is a party or to which any of its property is subject, other than ordinary and routine litigation incidental to the business of producing and exploring for crude oil and natural gas.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   Exhibits

            1.1 Underwriting Agreement, dated July 28, 2004, between Friedman, Billings, Ramsey & Co. Inc., as Representative of the several Underwriters, and The Meridian Resource Corporation (incorporated by reference to Exhibit 1.1 of the Company's Current Report on Form 8-K dated August 4, 2004).

            10.1 Stock Purchase Agreement, dated July 21, 2004, between The Meridian Resource Corporation and SWEPI, LP, a Delaware limited partnership (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated August 4,
                  2004).

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

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                                  (Registrant)

Date: August 9, 2004                    By: /s/ Lloyd V. DeLano
                                            -------------------------------
                                            Lloyd V. DeLano
                                            Senior Vice President
                                            Chief Accounting Officer

                                 EXHIBIT INDEX

Exhibit No.                 Description of Exhibit

   1.1 Underwriting Agreement, dated July 28, 2004, between Friedman, Billings, Ramsey & Co. Inc., as Representative of the several Underwriters, and The Meridian Resource Corporation (incorporated by reference to Exhibit 1.1 of the Company's Current Report on Form 8-K dated August 4, 2004).

   10.1 Stock Purchase Agreement, dated July 21, 2004, between The Meridian Resource Corporation and SWEPI, LP, a Delaware limited partnership (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated August 4, 2004).

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