Form 10-Q
period 2004-09-30
MERIDIAN RESOURCE CORP
filed 2004-11-09
CIK 869369

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended: September 30, 2004

            OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

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

Number of shares of common stock outstanding at November 1, 2004 79,214,894

                        THE MERIDIAN RESOURCE CORPORATION
                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

                                                                                                              Page
                                                                                                             Number
                                                                                                             ------
PART I  -  FINANCIAL INFORMATION

     Item 1. Financial Statements

                 Consolidated Statements of Operations (unaudited) for the
                      Three Months and Nine Months Ended September 30, 2004 and 2003                            3

                 Consolidated Balance Sheets as of September 30, 2004 (unaudited)
                      and December 31, 2003                                                                     4

                 Consolidated Statements of Cash Flows (unaudited) for the
                      Nine Months Ended September 30, 2004 and 2003                                             6

                 Consolidated Statements of Stockholders' Equity (unaudited) for the
                      Nine Months Ended September 30, 2004 and 2003                                             7

                 Consolidated Statements of Comprehensive Income (unaudited) for the
                      Three Months and Nine Months Ended September 30, 2004 and 2003                            8

                 Notes to Consolidated Financial Statements (unaudited)                                         9

     Item 2. Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                                      18

     Item 3. Quantitative and Qualitative Disclosures about Market Risk                                        29

     Item 4. Controls and Procedures                                                                           30

PART II  -  OTHER INFORMATION

     Item 1. Legal Proceedings                                                                                 31

     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds                                       31

     Item 6. Exhibits and Reports on Form 8-K                                                                  31

SIGNATURES                                                                                                     32

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (thousands, except per share information)
                                   (unaudited)

                                                                       THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                          SEPTEMBER 30,                SEPTEMBER 30,
                                                                          -------------                -------------
                                                                      2004           2003           2004          2003
                                                                      ----           ----           ----          ----
REVENUES:
           Oil and natural gas                                      $  52,951      $  39,129      $ 149,156     $  97,719
           Interest and other                                              86            208            176           297
                                                                    ---------      ---------      ---------     ---------
                                                                       53,037         39,337        149,332        98,016
                                                                    ---------      ---------      ---------     ---------
OPERATING COSTS AND EXPENSES:
           Oil and natural gas operating                                3,057          2,714          8,811         8,001
           Severance and ad valorem taxes                               2,176          2,025          7,005         5,392
           Depletion and depreciation                                  28,387         22,497         77,440        52,339
           Accretion expense                                              147            145            414           401
           Write-down of securities held                                  195           ----            195          ----
           General and administrative                                   4,028          2,880         10,723         8,662
                                                                    ---------      ---------      ---------     ---------
                                                                       37,990         30,261        104,588        74,795
                                                                    ---------      ---------      ---------     ---------
EARNINGS BEFORE INTEREST AND INCOME TAXES                              15,047          9,076         44,744        23,221
                                                                    ---------      ---------      ---------     ---------
OTHER EXPENSES:
           Interest expense                                             1,624          2,811          5,594         8,755
           Debt conversion expense                                       ----           ----          1,188          ----
                                                                    ---------      ---------      ---------     ---------
                                                                        1,624          2,811          6,782         8,755
                                                                    ---------      ---------      ---------     ---------
EARNINGS BEFORE INCOME TAXES                                           13,423          6,265         37,962        14,466
                                                                    ---------      ---------      ---------     ---------
INCOME TAXES:
           Current                                                       (600)          (490)         1,500          (490)
           Deferred                                                     5,500          2,100         12,500         2,100
                                                                    ---------      ---------      ---------     ---------
                                                                        4,900          1,610         14,000         1,610
                                                                    ---------      ---------      ---------     ---------
EARNINGS BEFORE CUMULATIVE
           EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                     8,523          4,655         23,962        12,856
            Cumulative effect of change in accounting principle          ----           ----           ----        (1,309)
                                                                    ---------      ---------      ---------     ---------
NET EARNINGS                                                            8,523          4,655         23,962        11,547
            Dividends on preferred stock                                  737          1,690          3,144         4,937
                                                                    ---------      ---------      ---------     ---------
NET EARNINGS APPLICABLE
           TO COMMON STOCKHOLDERS                                   $   7,786      $   2,965      $  20,818     $   6,610
                                                                    =========      =========      =========     =========
NET EARNINGS PER SHARE BEFORE CUMULATIVE
           EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE:
           Basic                                                    $    0.10      $    0.06      $    0.30     $    0.16
           Diluted                                                  $    0.09      $    0.05      $    0.27     $    0.15
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
           ACCOUNTING PRINCIPLE PER SHARE:
           Basic and Diluted                                        $   -----      $   -----      $   -----     $   (0.03)
                                                                    ---------      ---------      ---------     ---------
NET EARNINGS PER SHARE:
           Basic                                                    $    0.10      $    0.06      $    0.30     $    0.13
                                                                    =========      =========      =========     =========
           Diluted                                                  $    0.09      $    0.05      $    0.27     $    0.12
                                                                    =========      =========      =========     =========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
           Basic                                                       76,678         53,532         69,690        51,274
                                                                    =========      =========      =========     =========
           Diluted                                                     83,359         62,014         76,852        54,764
                                                                    =========      =========      =========     =========

                See notes to consolidated financial statements.

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                             (thousands of dollars)

                                                                SEPTEMBER 30,   DECEMBER 31,
                                                                    2004           2003
                                                                    ----           ----
                                                                 (unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                        $   28,448     $   12,821
Accounts receivable, less allowance for doubtful accounts of
           $303 [2004] and $251 [2003]                               25,065         24,703
Due from affiliates                                                    ----            349
Prepaid expenses and other                                            3,114          1,586
Assets from price risk management activities                          1,439            584
                                                                 ----------     ----------
           Total current assets                                      58,066         40,043
                                                                 ----------     ----------

PROPERTY AND EQUIPMENT:
Oil and natural gas properties, full cost method (including
           $38,673 [2004] and $30,542 [2003] not
           subject to depletion)                                  1,331,929      1,230,643
Land                                                                    478            478
Equipment and other                                                   9,944          9,931
                                                                 ----------     ----------
                                                                  1,342,351      1,241,052
Less accumulated depletion and depreciation                         913,490        836,368
                                                                 ----------     ----------
                  Total property and equipment, net                 428,861        404,684
                                                                 ----------     ----------

OTHER ASSETS                                                          1,158          4,022
                                                                 ----------     ----------
                  Total assets                                   $  488,085     $  448,749
                                                                 ==========     ==========

                See notes to consolidated financial statements.

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (continued)
                             (thousands of dollars)

                                                                          SEPTEMBER 30,   DECEMBER 31,
                                                                              2004            2003
                                                                              ----            ----
                                                                           (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Accounts payable                                                            $  10,596      $   8,692
Revenues and royalties payable                                                  9,152         13,087
Due to affiliates                                                               1,265           ----
Notes payable                                                                   1,598            194
Accrued liabilities                                                            20,753         12,074
Liabilities from price risk management activities                              16,125          9,768
Asset retirement obligations                                                      648            953
Current income taxes payable                                                      285            415
Current portion long-term debt                                                  5,000         10,000
                                                                            ---------      ---------
         Total current liabilities                                             65,422         55,183
                                                                            ---------      ---------
LONG-TERM DEBT                                                                 74,000        122,320
                                                                            ---------      ---------
9 1/2% CONVERTIBLE SUBORDINATED NOTES                                            ----         20,000
                                                                            ---------      ---------

OTHER:
Liabilities from price risk management activities                                ----          2,385
Asset retirement obligations                                                    5,069          3,149
Deferred income taxes                                                          12,755            931
                                                                            ---------      ---------
                                                                               17,824          6,465
                                                                            ---------      ---------
REDEEMABLE PREFERRED STOCK:
Preferred stock, $1.00 par value (1,500,000 shares authorized,
         315,890 [2004] and 604,460 [2003] shares of Series C
         Redeemable Convertible Preferred Stock issued at stated value)        31,589         60,446
                                                                            ---------      ---------
STOCKHOLDERS' EQUITY:
Common stock, $0.01 par value (200,000,000 shares authorized,
    79,204,834 [2004] and 61,724,597 [2003] issued and outstanding)               821            644
Additional paid-in capital                                                    490,063        394,177
Accumulated deficit                                                          (181,674)      (202,492)
Accumulated other comprehensive loss                                           (9,546)        (7,704)
Unamortized deferred compensation                                                (414)          (290)
                                                                            ---------      ---------
          Total stockholders' equity                                          299,250        184,335
                                                                            ---------      ---------
          Total liabilities and stockholders' equity                        $ 488,085      $ 448,749
                                                                            =========      =========

                See notes to consolidated financial statements.

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (thousands of dollars)
                                   (unaudited)

                                                                     NINE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                                       ------------
                                                                    2004           2003
                                                                    ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                     $  23,962      $  11,547
Adjustments to reconcile net earnings to net cash
  provided by operating activities:
         Cumulative effect of change in accounting principle          ----          1,309
         Debt conversion expense                                     1,188          -----
         Depletion and depreciation                                 77,440         52,339
         Amortization of other assets                                1,468          1,280
         Non-cash compensation                                       1,267          1,063
         Write-down of securities held                                 195           ----
         Accretion expense                                             414            401
         Deferred income taxes                                      12,500          2,100
Changes in assets and liabilities:
         Accounts receivable                                          (362)          (145)
         Due to/from affiliates                                      1,614         (1,338)
         Prepaid expenses and other                                 (1,528)        (1,512)
         Accounts payable                                            1,904         (6,286)
         Revenues and royalties payable                             (3,935)         3,099
         Accrued liabilities and other                              10,934          1,276
                                                                 ---------      ---------
Net cash provided by operating activities                          127,061         65,133
                                                                 ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Additions to property and equipment                       (99,899)       (55,552)
         Sale of property and equipment                                (73)         2,628
                                                                 ---------      ---------
Net cash used in investing activities                              (99,972)       (52,924)
                                                                 ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Repayments of long-term debt                              (53,320)       (35,430)
         Net increases of notes payable                              1,404             99
         Issuance of stock/exercise of options                      95,009         33,605
         Repurchase of common stock                                (49,291)          ----
         Payment of preferred dividends                             (5,248)          ----
         Additions to deferred loan costs                              (16)          (171)
                                                                 ---------      ---------
Net cash used in financing activities                              (11,462)        (1,897)
                                                                 ---------      ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS                             15,627         10,312
         Cash and cash equivalents at beginning of period           12,821          7,287
                                                                 ---------      ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $  28,448      $  17,599
                                                                 =========      =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Non-cash financing activities:
      Conversion of preferred stock                              $ (27,766)     $   -----
      Conversion of convertible subordinated debt                $ (20,000)     $   -----

                See notes to consolidated financial statements.

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                 (in thousands)
                                   (unaudited)

                                              Common Stock                                   Accumulated
                                            -----------------    Additional   Accumulated       Other        Unamortized
                                            Shares                Paid-In      Earnings     Comprehensive      Deferred
                                            Value       Par       Capital      (Deficit)         Loss        Compensation
                                            -----     -------     -------      ---------         ----        ------------
Balance, December 31, 2002                  50,089    $   557    $ 378,215    $ (209,738)   $      (4,938)   $       (356)
  Issuance of rights to common stock         -----          8        1,045         -----            -----          (1,053)
  Company's 401(k) plan contribution            93      -----         (569)        -----            -----           -----
  Exercise of stock options                     80          1           78         -----            -----           -----
  Compensation expense                       -----      -----        -----         -----            -----           1,063
   Issuance of shares from stock offring     8,704         50        3,698         -----            -----           -----
  Accum. other comprehensive loss            -----      -----        -----         -----             (806)          -----
  Preferred dividends                        -----      -----        -----        (4,937)           -----           -----
  Net earnings                               -----      -----        -----        11,547            -----           -----
                                            ------    -------    ---------    ----------    -------------    ------------
Balance, September 30, 2003                 58,966    $   616    $ 382,467    $ (203,128)   $      (5,744)   $       (346)
                                            ======    =======    =========    ==========    =============    ============

Balance, December 31, 2003                  61,725    $   644    $ 394,177    $ (202,492)   $      (7,704)   $       (290)
  Issuance of rights to common stock         -----          3        1,388         -----            -----          (1,391)
  Company's 401(k) plan contribution            44      -----          275         -----            -----           -----
  Exercise of stock options                     25      -----          120         -----            -----           -----
  Compensation expense                       -----      -----        -----         -----            -----           1,267
  Accum. other comprehensive loss            -----      -----        -----         -----           (2,027)          -----
  Write-off Inland Resources stock           -----      -----        -----         -----              185           -----
  Issuance of shares from stock offering    13,800        138       94,476         -----            -----           -----
  Issuance for conversion of pref stock      6,484         65       27,701         -----            -----           -----
  Issuance for conversion of sub debt        4,209         42       21,146         -----            -----           -----
  Repurchase of common stock                 -----      -----        -----         -----            -----           -----
  Retirement of treasury stock              (7,082)       (71)     (49,220)        -----            -----           -----
  Preferred dividends                        -----      -----        -----        (3,144)           -----           -----
  Net earnings                               -----      -----        -----        23,962            -----           -----
                                            ------    -------    ---------    ----------    -------------    ------------
Balance, September 30, 2004                 79,205    $   821    $ 490,063    $ (181,674)   $      (9,546)   $       (414)
                                            ======    =======    =========    ==========    =============    ============

                                                      Treasury Stock
                                                   Shares         Cost          Total
                                                   ------         ----          -----
Balance, December 31, 2002                          3,779      $ (30,347)     $ 133,393
  Issuance of rights to common stock                -----          -----          -----
  Company's 401(k) plan contribution                  (93)           747            178
  Exercise of stock options                           (22)           177            256
  Compensation expense                              -----          -----          1,063
   Issuance of shares from stock offring           (3,664)        29,423         33,171
  Accum. other comprehensive loss                   -----          -----           (806)
  Preferred dividends                               -----          -----         (4,937)
  Net earnings                                      -----          -----         11,547
                                                   ------      ---------      ---------
Balance, September 30, 2003                         -----      $   -----      $ 173,865
                                                   ======      =========      =========

Balance, December 31, 2003                          -----      $   -----      $ 184,335
  Issuance of rights to common stock                -----          -----              -
  Company's 401(k) plan contribution                -----          -----            275
  Exercise of stock options                         -----          -----            120
  Compensation expense                              -----          -----          1,267
  Accum. other comprehensive loss                   -----          -----         (2,027)
  Write-off Inland Resources stock                  -----          -----            185
  Issuance of shares from stock offering            -----          -----         94,614
  Issuance for conversion of pref stock             -----          -----         27,766
  Issuance for conversion of sub debt               -----          -----         21,188
  Repurchase of common stock                       (7,082)       (49,291)       (49,291)
  Retirement of treasury stock                      7,082         49,291          -----
  Preferred dividends                               -----          -----         (3,144)
  Net earnings                                      -----          -----         23,962

                                                   ------      ---------      ---------
Balance, September 30, 2004                         -----      $   -----      $ 299,250
                                                   ======      =========      =========

                See notes to consolidated financial statements.

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (thousands of dollars)
                                   (unaudited)

                                                                                  Three Months Ended         Nine Months Ended
                                                                                     September 30,             September 30,
                                                                                     ------------              ------------
                                                                                  2004          2003         2004          2003
                                                                                  ----          ----         ----          ----
Net earnings applicable to common stockholders                                  $  7,786      $  2,965     $ 20,818      $  6,610

Other comprehensive income (loss), net of tax, for unrealized losses from hedging activities:
            Unrealized holding losses arising during period                       (4,218)          944      (10,298)       (9,086)
            Reclassification adjustments on settlement of contracts                3,161         1,695        8,271         8,280
                                                                                --------      --------     --------      --------
                                                                                  (1,057)        2,639       (2,027)         (806)
                                                                                --------      --------     --------      --------
Total comprehensive income                                                      $  6,729      $  5,604     $ 18,791      $  5,804
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

The financial statements included herein as of September 30, 2004, and for the three and nine month periods ended September 30, 2004 and 2003, are unaudited, and in the opinion of management, the information furnished reflects all material adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and of the results for the interim periods presented. Certain minor reclassifications of prior period statements have been made to conform to current reporting practices. The results of operations for interim periods are not necessarily indicative of results to be expected for a full year.

2.    DEBT

CREDIT FACILITY. During August 2002, the Company replaced its Chase Manhattan Bank Credit Facility with a new three-year $175 million underwritten senior secured credit agreement (the "Credit Agreement") with Societe Generale as administrative agent, lead arranger and book runner, and Fortis Capital Corporation ("Fortis"), as co-lead arranger and documentation agent. The borrowing base is currently set at $127.5 million effective on October 31, 2004. Credit facility payments of $48.3 million have been made during the first nine months of 2004, bringing the outstanding balance to $74 million as of September 30, 2004. Borrowings under the Credit Agreement mature on November 15, 2005, as extended by an amendment dated November 8, 2004. The amendment is subject to an extension fee of $450,000 to be paid in the event the Credit Facility has not been paid or refinanced by January 3, 2005. During October 2004, the Company and Fortis entered into a term sheet whereby Fortis will serve as lead arranger and administrative agent on a new four year $200 million senior secured credit facility. The new facility is expected to close before December 31, 2004, at which time the existing facility will be repaid in full.

In addition to the scheduled quarterly borrowing base redeterminations, the lenders or borrower, under the Credit Agreement, have the right to redetermine the borrowing base at any time, once during each calendar year. Borrowings under the Credit Agreement are secured by pledges of outstanding capital stock of the Company's subsidiaries and a mortgage on the Company's oil and natural gas properties of at least 90% of its present value of proved properties. On October 25, 2004, the Company notified Societe Generale that the present value of the mortgaged oil and gas properties total 86%. The Company has received a waiver of the 90% test in anticipation of the new Fortis senior secured credit facility requiring only a 75% mortgage test. The Credit Agreement contains other restrictive covenants, including, among other items, maintenance of certain financial ratios and restrictions on cash dividends on Common Stock and under certain circumstances Preferred Stock, and an unqualified audit report on the Company's consolidated financial statements, with all of which the Company is in compliance.

Under the Credit Agreement, the Company may secure either (i) (a) an alternative base rate loan that bears interest at a rate per annum equal to the greater of the administrative agent's prime rate; or (b) federal funds-based rate plus -1/2 of 1%, plus an additional 0.5% to 1.5% depending on the ratio of the aggregate outstanding loans and letters of credit to the borrowing base or; (ii) a Eurodollar base rate loan that bears interest, generally, at a rate per annum equal to the London interbank offered rate ("LIBOR") plus 1.5% to 2.5%, depending on the ratio of the aggregate outstanding loans and letters of credit to the borrowing base. At September 30, 2004, the three-month LIBOR interest rate was 2.02%. The Credit Agreement also provides for commitment fees ranging from 0.375% to 0.5% per annum.

SUBORDINATED CREDIT AGREEMENT. The Company extended and amended a short-term subordinated credit agreement with Fortis Capital Corporation for $25 million on April 5, 2002, with a maturity date of December 31, 2004. The notes are unsecured and contain customary events of default, but do not contain any maintenance or other restrictive covenants. The interest rate is LIBOR plus 5.5% from January 1, 2003, through August 31, 2003, and LIBOR plus 6.5% from September 1, 2003, through December 31, 2004. At September 30, 2004, the three-month LIBOR interest rate was 2.02%. A note payment of $5 million was made during April 2004, with the remaining $5 million payable on December 31, 2004. The Company is in compliance with the terms of this agreement.

9 -1/2% CONVERTIBLE SUBORDINATED NOTES. During March 2004, the notes were converted into 4.0 million shares of the Company's Common Stock at a conversion price of $5.00 per share, and included an additional non-cash conversion expense of approximately $1.2 million that was incurred and paid via the issuance of Common Stock priced at market.

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

There are no other material legal proceedings which exceed our insurance limits to which the Company or any of its subsidiaries is a party or to which any of its property is subject, other than ordinary and routine litigation incidental to the business of producing and exploring for crude oil and natural gas.

5.    STOCKHOLDERS' EQUITY

COMMON STOCK. In August 2003, the Company completed a private offering of 8,703,537 shares of Common Stock at a price of $3.87 per share. The total proceeds of the offering, net of issuance costs, received by the Company were approximately $33.0 million. The Company used the majority of these funds to retire $31.8 million in long-term debt, with the remainder of the proceeds being used for exploration activities and other general corporate purposes. As previously noted, during the nine months ended September 30, 2004, approximately
6.5 million shares of Common Stock were issued upon the conversion of a portion of the 8.5% Redeemable Convertible Preferred Stock and approximately 4.2 million shares of Common Stock were was issued for the early conversion and retirement of the 9 -1/2% Convertible Subordinated Notes.

In August 2004, the Company completed a public offering of 13,800,000 shares of Common Stock at a price of $7.25 per share. The total proceeds of the offering, net of issuance costs, received by the Company were approximately $94.6 million. The Company repurchased all of the 7,082,030 shares of its Common Stock that were beneficially owned by Shell Oil Company for $49.3 million and a portion of the remaining proceeds of that equity offering were used to repay borrowings under the Company's senior secured credit agreement, which resulted in an increase in funds available to the Company to accelerate planned capital expenditures for drilling activities and related pipeline construction. The repurchased 7,082,030 shares of Common Stock that were held in Treasury Stock were retired as of September 30, 2004.

6.    EARNINGS PER SHARE (in thousands, except per share)

The following tables set forth the computation of basic and diluted net earnings per share:

                                                                   THREE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                                    2004        2003
                                                                    ----        ----
Numerator:
         Net earnings applicable to common stockholders           $ 7,786     $ 2,965
         Plus income impact of assumed conversions:
                  Preferred stock dividends                           N/A         N/A
                  Interest on convertible subordinated notes        -----         309
                                                                  -------     -------
         Net earnings applicable to common stockholders
                  plus assumed conversions                        $ 7,786     $ 3,274
                                                                  -------     -------
Denominator:
         Denominator for basic earnings per
                  share - weighted-average shares outstanding      76,678      53,532
Effect of potentially dilutive common shares:
         Warrants                                                   4,838       3,726
         Employee and director stock options                        1,842         756
         Convertible subordinated notes                             -----       4,000
         Redeemable preferred stock                                   N/A         N/A
                                                                  -------     -------
         Denominator for diluted earnings per
                  share - weighted-average shares outstanding
                  and assumed conversions                          83,359      62,014
                                                                  =======     =======
Basic earnings per share                                          $  0.10     $  0.06
                                                                  =======     =======
Diluted earnings per share                                        $  0.09     $  0.05
                                                                  =======     =======

                                                                   NINE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                                   2004         2003
                                                                   ----         ----
Numerator:
         Net earnings applicable to common stockholders           $20,818     $ 6,610
         Plus income impact of assumed conversions:
                  Preferred stock dividends                           N/A         N/A
                  Interest on convertible subordinated notes          270         N/A
                                                                  -------     -------
         Net earnings applicable to common stockholders
                  plus assumed conversions                        $21,088     $ 6,610
                                                                  -------     -------
Denominator:
         Denominator for basic earnings per
                  share - weighted-average shares outstanding      69,690      51,274
Effect of potentially dilutive common shares:
         Warrants                                                   4,439       3,238
         Employee and director stock options                        1,584         252
         Convertible subordinated notes                             1,139         N/A
         Redeemable preferred stock                                   N/A         N/A
                                                                  -------     -------
         Denominator for diluted earnings per
                  share - weighted-average shares outstanding
                  and assumed conversions                          76,852      54,764
                                                                  =======     =======
Basic earnings per share                                          $  0.30     $  0.13
                                                                  =======     =======
Diluted earnings per share                                        $  0.27     $  0.12
                                                                  =======     =======

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

The Company's results of operations and operating cash flows are impacted by changes in market prices for oil and natural gas. To mitigate a portion of the exposure to adverse market changes, the Company has entered into various swap agreements. Although derivatives often fail to achieve 100% effectiveness for accounting purposes, these derivative instruments continue to be highly effective in achieving the risk management objectives for which they were intended. These swaps have been designated as cash flow hedges as provided by Statement of Financial Accounting Standards ("SFAS") 133 and any changes in fair value are recorded in other comprehensive income until earnings are affected by the variability in cash flows of the designated hedged item. Any changes in fair value resulting from the ineffectiveness of the hedge are reported in the consolidated statement of operations as a component of revenues.

The estimated September 30, 2004, fair value of the Company's oil and natural gas swaps was an unrealized loss of $14.6 million ($9.5 million net of tax) which is recognized in other comprehensive income. Based upon September 30, 2004, oil and natural gas commodity prices, approximately $14.6 million of the loss deferred in other comprehensive income could potentially lower gross revenues over the next twelve months. The swap agreements expire at various dates through July 31, 2005.

Net settlements under these swap agreements reduced oil and natural gas revenues by $4,863,000 and $2,608,000 for the three months ended September 30, 2004 and 2003, respectively, and by $12,724,000 and $12,739,000 for the nine months ended September 30, 2004 and 2003, respectively, as a result of hedging transactions.

The "Notional Amount" is equal to the total net volumetric hedge position of the Company during the periods presented. The positions effectively hedge approximately 9% of our proved developed natural gas production and 49% of our proved developed oil production during the respective terms of the swap agreements. The fair values of the hedges are based on the difference between the strike price and the New York Mercantile Exchange future prices for the applicable trading months.

The estimated fair value of our oil and natural gas hedges as of September 30, 2004, is provided below:

                                         Weighted Average    Fair Value (unrealized)
                             Notional      Strike Price       at September 30, 2004
                              Amount       ($ per unit)          (in thousands)
                              ------       ------------          --------------
Natural Gas (mmbtu)
October 2004 - June 2005    1,570,000       $     3.74            $     (4,989)
Oil (bbls)
October 2004 - July 2005      413,000       $    23.26            $     (9,697)
                                                                  ------------
                                                                  $    (14,686)
                                                                  ------------

8.    STOCK-BASED COMPENSATION

SFAS 123, "Accounting for Stock-Based Compensation," as amended by SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As provided for under SFAS 123, there has been no amount of compensation expense recognized for the Company's stock option plans. The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees." Compensation expense is recorded for restricted stock awards over the requisite vesting periods based upon the market value on the date of the grant. No stock-based compensation expense was recorded in the three and nine month periods ended September 30, 2004 and 2003.

The following is a reconciliation of reported earnings and earnings per share as if the Company used the fair value method of accounting for stock-based compensation. Fair value is calculated using the Black-Scholes option-pricing model.

                                                                (In thousands, except per share data)
                                                                   Three Months Ended September 30,
                                                                   -------------------------------
                                                                  2004                        2003
                                                                  ----                        ----
Net earnings applicable to common stockholders as reported      $  7,786                    $  2,965

Stock-based compensation (expense) benefit determined under
  fair value method for all awards, net of tax                       (66)                         16
                                                                --------                    --------
Net earnings applicable to common stockholders pro forma        $  7,720                    $  2,981
                                                                ========                    ========

Basic earnings per share:
           As reported                                          $   0.10                    $   0.06
           Pro forma                                            $   0.10                    $   0.06

Diluted earnings per share:
           As reported                                          $   0.09                    $   0.05
           Pro forma                                            $   0.09                    $   0.05

                                                                (In thousands, except per share data)
                                                                   Three Months Ended September 30,
                                                                   -------------------------------
                                                                  2004                        2003
                                                                  ----                        ----
Net earnings applicable to common stockholders as reported      $ 20,818                    $  6,610

Stock-based compensation (expense) benefit determined under
  fair value method for all awards, net of tax                       (74)                         48
                                                                --------                    --------
Net earnings applicable to common stockholders pro forma        $ 20,744                    $  6,658
                                                                ========                    ========
Basic earnings per share:
           As reported                                          $   0.30                    $   0.13
           Pro forma                                            $   0.30                    $   0.13

Diluted earnings per share:
           As reported                                          $   0.27                    $   0.12
           Pro forma                                            $   0.27                    $   0.12

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

Upon adoption, the Company recorded transition amounts for liabilities related to our wells, and the associated costs to be capitalized. A liability of $4.5 million was recorded to long-term liabilities and a net asset of $3.2 million was recorded to oil and natural gas properties on January 1, 2003. This resulted in a cumulative effect of an accounting change of ($1.3) million. Accretion expenses subsequent to the adoption of this accounting statement decreased net earnings $414,000 and $401,000 in the first nine months of 2004 and 2003, respectively.

The pro forma effect of the application of SFAS 143 as if the statement had been adopted on January 1, 2002, is presented below (thousands of dollars except per share information):

                                          Three Months Ended Sept 30,    Nine Months Ended Sept 30,
                                          ---------------------------    --------------------------
                                             2004            2003           2004           2003
                                             ----            ----           ----           ----
Net earnings applicable to common
    stockholders                          $    7,786      $    2,965     $   20,818     $    6,610
Additional accretion expense                   -----           -----                         -----
Cumulative effect of accounting change         -----           -----                         1,309
                                          ----------      ----------     ----------     ----------
Pro forma net earnings                    $    7,786      $    2,965     $   20,818     $    7,919
    Basic                                 $     0.10      $     0.06     $     0.30     $     0.16
    Diluted                               $     0.09      $     0.05     $     0.27     $     0.15

The following table describes the change in the Company's asset retirement obligations for the period ended September 30, 2004, and the pro forma amounts for the year ended December 31, 2002 (thousands of dollars):

Asset retirement obligation at December 31, 2002                                        $    4,523
Additional retirement obligations recorded in 2003                                             338
Reduction due to property sale in 2003                                                      (1,010)
Other revisions during 2003                                                                   (416)
Accretion expense for 2003                                                                     667
                                                                                        ----------
Asset retirement obligation at December 31, 2003                                             4,102
                                                                                        ----------
Additional retirement obligations recorded in 2004                                             790
Other revisions during 2004                                                                    411
Accretion expense for 2004                                                                     414
                                                                                        ----------
Asset retirement obligation at September 30, 2004                                       $    5,717
                                                                                        ==========

10.   NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets." SFAS 141 addresses accounting and reporting for business combinations and is effective for all business combinations initiated after June 30, 2001. SFAS 142 addresses the accounting and reporting for goodwill subsequent to acquisition and other intangible assets. The new standard eliminates the requirement to amortize acquired goodwill; instead, such goodwill is required to be reviewed at least annually for impairment. The new standard also requires that, at a minimum, all intangible assets be aggregated and presented as a separate line item in the balance sheet. The adoption of SFAS 141 and SFAS 142 had no impact on the Company's financial position or results of operations. In April 2004, the FASB issued FASB Staff Position FAS 142-1 and EITF Issue No. 04-2, "Whether Mineral Rights Are Tangible or Intangible Assets," which amends SFAS 142 to exclude mineral use rights from the intangible category. The Company will continue to monitor this issue and continue to classify oil and natural gas leaseholds as oil and natural gas properties until further guidance is provided.

In June 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations." SFAS 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS 143 was effective for the Company on January 1, 2003. See Note 9 for discussion of the impact on the Company's consolidated financial statements.

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

In May 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of this statement did not have a material effect on the Company's financial statements.

In May 2003, the FASB issued SFAS 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes the standards on how companies classify and measure certain financial instruments with characteristics of both liabilities and equity. The statement requires that the Company classify as liabilities the fair value of all mandatorily redeemable financial instruments that had previously been recorded as equity or elsewhere in the consolidated financial statements. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective for all existing financial instruments beginning in the third quarter of 2003. This statement did not have any significant impact on the Company's consolidated financial statements.

ACCOUNTING PRONOUNCEMENTS. In March 2004, the FASB issued an exposure draft entitled "Share-Based Payment, an Amendment of FASB Statement No. 123 and 95." This proposed statement addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for
(a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The proposed statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees," and generally would require instead that such transactions be accounted for using a fair-value-based method. As proposed, this statement would be effective for the Company on January 1, 2005. The impact on the results of operations would be similar to the pro forma disclosures made above.

II. SUBSEQUENT EVENT

On October 29, 2004, the Company entered into a series of hedge contracts on a portion of its expected gas production for 2004 and 2005. The hedge contracts were completed in the form of costless collars. The costless collars provide the Company with a lower limit "floor" price and an upper limit "ceiling" price on the hedged volumes. The floor price represents the lowest price the Company will receive for the hedged volumes while the ceiling price represents the highest price the Company will receive for the hedged volumes. The hedges are settled monthly based on the closing NYMEX price of natural gas for each respective month. These transactions will be accounted for as cash flow hedges as provided by SFAS 133. The following table summarizes the contracted volumes and price for the costless collars:

                     CONTRACTED VOLUME    FLOOR PRICE     CEILING PRICE
PRODUCTION MONTH          (MMBtu)         ($ / MMBtu)      ($ / MMBtu)
                          -------         -----------      -----------
Dec.'04 - Mar.'05        3,940,000           $ 7.00          $ 13.00
Apr.'05 - Oct.'05        2,600,000           $ 6.50          $  7.90

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of The Meridian Resource Corporation and its subsidiaries ("Meridian" or the "Company") financial operations for the three and nine months ended September 30, 2004 and 2003. The Company's consolidated financial statements included in this report, as well as our Annual Report on Form 10-K for the year ended December 31, 2003 (and the notes attached thereto), should be read in conjunction with this discussion.

GENERAL.

BUSINESS ACTIVITIES. The Company continues to pursue its business plan, focusing on growth primarily through its exploration and exploitation/development drilling program, as well as the acquisition of reserves with an upside component of future drilling activities. During the first nine months of 2004, Meridian's capital expenditures have totaled approximately $100 million and have been focused primarily in the Company's Biloxi Marshlands and Weeks Island project areas. As a result of the Company's exploration activities, the average daily production for the first nine months of 2004 increased by 37% to 99.5 Mmcfe compared to an average daily rate of 72.9 Mmcfe for the first nine months of 2003. As a result of the increased production and an increase in oil and natural gas prices, the Company's revenues for the first nine months increased in excess of 52% when compared to the corresponding period of 2003. In addition, net cash provided by operating activities increased in excess of 94% for the same period and net earnings increased over 84%.

During 2004, the Company has drilled fifteen new wells in its Biloxi Marshlands ("BML") project area. Of the fifteen wells drilled ten have resulted in successful wells, representing a 67% success rate. Since the Company began its initial operations in the BML project area during late 2002, the Company has drilled twenty-one wells in the field of which 15 have been successfully completed and placed on production representing a 71% success rate. The most recent discovery in the BML project area was the BML No. 31-1 well which was drilled to a total depth of approximately 12,400 feet and logged 21 feet of net gas pay between 11,981 and 12,002 feet. The well was recently tested into the sales line at 3.3 Mmcfe of gas per day through a 16/64 inch choke. Flowing tubing pressure was measured at 2,995 psi and shut-in tubing pressure was measured at 3,503 psi. Current gross production from the field is totaling approximately 78.8 Mmcfe per day (48.8 Mmcfe, net).

OPERATIONS. Currently, the Company has three drilling rigs working in the BML project area. On the Hornets Nest prospect, the Company is drilling the BML No. 28-1 well. The well will be drilled to test the TexW and BigHum sand intervals and will be drilled to a total depth of approximately 11,000 feet. The well is currently drilling at approximately 10,100 feet and is expected to take approximately 15 days to reach its total depth. If successful the BML No. 28-1 well will setup five additional locations in the Hornets Nest prospect during the remainder of 2004 and early 2005. The Company moved a third drilling rig to the BML project area and expects to drill an average of 2-3 wells per month for the remainder of 2004 and 2005.

In addition to its drilling activities in the BML project area, during early 2004 the Company extended its proprietary 3-D seismic data base with the shooting of 264 square miles of new data, the total of which will ultimately provide approximately 540 square miles covering approximately 400,000 acres in St. Bernard Parish, Louisiana. The data is in the early stages of being processed and merged into the Company's existing data set. It is anticipated that the Biloxi Marshlands project area will comprise a substantial portion of the Company's future drilling inventory over the next several years as it continues to work the entire 3-D data set ranging in depths from the shallow Deltaic sand formations to the deep Cretaceous sand formations for new prospect opportunities.

In the Weeks Island field, the Company has drilled four wells during 2004. The Smith Goodrich Cocke #10 well on the Camille prospect was recently drilled to a total depth of approximately 10,482 feet. Electric logs indicated apparent oil pay in the "I" sand between 10,218 and 10,238 feet. Upon completion of drilling operations on the Smith Goodrich Cocke #10 well, the Company mobilized the drilling rig to the BML project area to begin drilling the BML No. 28-1 well. The Company expects to have a completion rig available for the Smith Goodrich Cocke #10 well within the next three weeks.

During July 2004, drilling operations began on the Hosemann #1 well on the Enterprise prospect in the Riceville area. The well was drilled to a total depth of approximately 18,500 feet and encountered a buried fault, kicking the well to an up-thrown position. The operator of the well is currently sidetracking the well to attempt to get the well bore on the down-thrown side of the fault. The Company elected not to participate in the sidetrack and will be subject to industry standard non-consent penalties if the well proves to be successful. Also in the Riceville area, the Company is preparing to spud its F. Boudreaux No. 1 well on the Zwan prospect. The well will be drilled to a total depth of approximately 13,600 feet to test the Zwan sand interval. The Company will be operator of the well and will have a 59.5% working interest.

Also during July 2004, the Company began drilling the CL&F A-2 well on the North Turtle Bayou prospect. The well is an updip location to a well that encountered mechanical problems. The well is currently drilling at 15,220 feet and will be drilled to a total depth of 15,500 feet. The Company holds a 96.5% working interest in the well.

In the Turtle Bayou field, the Company recently drilled the CL&F No. 68 well to test an amplitude at 6,300 feet, true vertical depth. The well was drilled, logged and is currently awaiting completion. Finally, during the fourth quarter the Company plans to drill two additional wells in the Turtle Bayou/Ramos area.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

OPERATING REVENUES. Third quarter 2004 oil and natural gas revenues increased $13.8 million (35%) as compared to third quarter 2003 revenues due to a 16% increase in production volumes primarily from the Company's previously announced drilling results in the Biloxi Marshlands ("BML") project area and Weeks Island coupled with successful workover operations in the Company's Ramos and Weeks Island fields, offset by natural production declines and storm-related shut-ins due to hurricane Ivan. Further, revenues were enhanced by a 16% increase in average commodity prices on a natural gas equivalent basis. The drilling and workover success increased our average daily production from 90 Mmcfe during the third quarter of 2003 to 105 Mmcfe for the third quarter of 2004. Oil and natural gas production volume totaled 9,671 Mmcfe for the third quarter of 2004, compared to 8,302 Mmcfe for the comparable period of 2003. Current production is ranging between 95 Mmcfe and 100 Mmcfe per day.

The following table summarizes the Company's operating revenues, production volumes and average sales prices for the three months ended September 30, 2004 and 2003:

                                       THREE MONTHS ENDED
                                          SEPTEMBER 30,         INCREASE
                                       2004        2003        (DECREASE)
                                       ----        ----        ----------
Production Volumes:
         Oil (Mbbl)                       320         338          (5%)
         Natural gas (MMcf)             7,753       6,275          24%
         Mmcfe                          9,671       8,302          16%

Average Sales Prices:
         Oil (per Bbl)                $ 30.26     $ 24.46          24%
         Natural gas (per Mcf)        $  5.58     $  4.92          13%
         Mmcfe                        $  5.48     $  4.71          16%

Operating Revenues (000's):
         Oil                          $ 9,683     $ 8,268          17%
         Natural gas                   43,268      30,861          40%
                                      -------     -------
         Total Operating Revenues     $52,951     $39,129          35%
                                      =======     =======

OPERATING EXPENSES. Oil and natural gas operating expenses on an aggregate basis increased $0.4 million (13%) to $3.1 million during the third quarter of 2004, compared to $2.7 million in 2003. However, on a unit basis, lease operating expenses decreased $0.01 per Mcfe to $0.32 per Mcfe for the third quarter of 2004 from $0.33 per Mcfe for the third quarter of 2003. Oil and gas operating expenses include additional operating expenses associated with the Biloxi Marshlands project area, offset by savings resulting from sold properties, combined with other cost savings.

SEVERANCE AND AD VALOREM TAXES. Severance and ad valorem taxes increased $0.2 million (7%) to $2.2 million for the third quarter of 2004, compared to $2.0 million during the same period in 2003 primarily because of an increase in natural gas production and a higher natural gas tax rate. Meridian's oil and natural gas production is primarily from Louisiana, and is therefore subject to Louisiana severance tax. The severance tax rates for Louisiana are 12.5% of gross oil revenues and $0.208 per Mcf for natural gas for the third quarter of 2004, an increase from $0.171 per Mcf for the third quarter of 2003. The Company's increase was primarily due to the increase in natural gas production and the increase in the natural gas tax rate, partially offset by a tax refund from Louisiana for prior periods. On an equivalent unit of production basis, severance and ad valorem taxes decreased to $0.22 per Mcfe from $0.24 per Mcfe for the comparable three-month period.

DEPLETION AND DEPRECIATION. Depletion and depreciation expense increased $5.9 million (26%) during the third quarter of 2004 to $28.4 million, from $22.5 million for the same period of 2003. This was primarily the result of the 16% increase in production volumes in 2004 over 2003 levels, and an increase in the depletion rate as compared to the 2003 period. On a unit basis, depletion and depreciation expense increased by $0.23 per Mcfe, to $2.94 per Mcfe for the three months ended September 30, 2004, compared to $2.71 per Mcfe for the same period in 2003.

GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense increased $1.1 million to $4.0 million compared to $2.9 million for 2003 primarily due to an increase in professional fees and higher volume activity. On an equivalent unit of production basis, general and administrative expenses increased $0.07 per Mcfe to $0.42 per Mcfe for the third quarter of 2004 compared to $0.35 per Mcfe for the comparable 2003 period.

INTEREST EXPENSE. Interest expense decreased $1.2 million (42%), to $1.6 million for the third quarter of 2004 in comparison to the third quarter of 2003. The decrease is primarily a result of reduction in long-term debt. With the conversion of the $20 million convertible subordinated notes into common stock and the 2004 repayments of $53.3 million of debt, the Company will realize additional future savings in interest.

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003

OPERATING REVENUES. Oil and natural gas revenues during the nine months ended September 30 2004, increased $51.4 million (53%) as compared to 2003 revenues due to a 37% increase in production volumes primarily from the Company's previously announced drilling results in the Biloxi Marshlands ("BML") project area and Weeks Island coupled with successful workover operations in the Company's Ramos and Weeks Island fields, offset by natural production declines and property sales. Further, revenues were enhanced by an 11% increase in average commodity prices on a natural gas equivalent basis. The drilling and workover success increased our average daily production from 72.9 Mmcfe during the first nine months of 2003 to 99.5 Mmcfe for the first nine months of 2004. Oil and natural gas production volume totaled 27,269 Mmcfe for the first nine months of 2004, compared to 19,899 Mmcfe for the comparable period of 2003.

The following table summarizes the Company's operating revenues, production volumes and average sales prices for the nine months ended September 30, 2004 and 2003:

                                        NINE MONTHS ENDED
                                           SEPTEMBER 30,        INCREASE
                                        2004         2003      (DECREASE)
                                        ----         ----      ----------
Production Volumes:
         Oil (Mbbl)                        977        1,082        (10%)
         Natural gas (MMcf)             21,409       13,407         60%
         Mmcfe                          27,269       19,899         37%

Average Sales Prices:
         Oil (per Bbl)                $  27.61     $  24.95         11%
         Natural gas (per Mcf)        $   5.71     $   5.28          8%
         Mmcfe                        $   5.47     $   4.91         11%

Operating Revenues (000's):
         Oil                          $ 26,957     $ 26,995          -%
         Natural gas                   122,199       70,724         73%
                                      --------     --------
         Total Operating Revenues     $149,156     $ 97,719         53%
                                      ========     ========

OPERATING EXPENSES. Oil and natural gas operating expenses on an aggregate basis increased $0.8 million (10%) to $8.8 million during the first nine months of 2004, compared to $8.0 million in 2003. However, on a unit basis, lease operating expenses decreased $0.08 per Mcfe to $0.32 per Mcfe for the first nine months of 2004 from $0.40 per Mcfe for the first nine months of 2003. Oil and gas operating expenses include additional operating expenses associated with the Biloxi Marshlands project area, offset by savings resulting from sold properties, combined with other cost savings.

SEVERANCE AND AD VALOREM TAXES. Severance and ad valorem taxes increased $1.6 million (30%) to $7.0 million for the first nine months of 2004, compared to $5.4 million during the same period in 2003 primarily because of an increase in natural gas production and a higher natural gas tax rate, partially offset by a tax refund from Louisiana for prior periods. Meridian's oil and natural gas production is primarily from Louisiana, and is therefore subject to Louisiana severance tax. The severance tax rates for Louisiana are 12.5% of gross oil revenues and $0.208 per Mcf (effective July 1, 2004) for natural gas. For the first six months of 2004, and the last six months of 2003, the rate was $0.171 per Mcf for natural gas, an increase from $0.122 per Mcf for the first half of 2003. On an equivalent unit of production basis, severance and ad valorem taxes decreased to $0.26 per Mcfe from $0.27 per Mcfe for the comparable nine-month period, reflecting a shift in the mix between oil and natural gas production.

DEPLETION AND DEPRECIATION. Depletion and depreciation expense increased $25.1 million (48%) during the first nine months of 2004 to $77.4 million, from $52.3 million for the same period of 2003. This was primarily the result of the 37% increase in production volumes in 2004 over 2003 levels, and an increase in the depletion rate as compared to the 2003 period. On a unit basis, depletion and depreciation expense increased by $0.21 per Mcfe, to $2.84 per Mcfe for the nine months ended September 30, 2004, compared to $2.63 per Mcfe for the same period in 2003.

GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense increased $2.0 million to $10.7 million compared to $8.7 million for 2003 due to an increase in professional fees and higher volume activity. On an equivalent unit of production basis, general and administrative expenses decreased $0.05 per Mcfe to $0.39 per Mcfe for the first nine months of 2004 compared to $0.44 per Mcfe for the comparable 2003 period.

INTEREST EXPENSE. Interest expense decreased $3.2 million (36%), to $5.6 million for the first nine months of 2004 in comparison to the same period for 2003. The decrease is primarily a result of reduction in long-term debt. With the conversion of the $20 million convertible subordinated notes into common stock and the 2004 repayments of $53.3 million of debt, the Company will realize additional future savings in interest.

ADOPTION OF STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 143. On January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations." As a result, the Company recorded a long-term liability of $4.5 million representing the discounted present value of the estimated retirement obligations and an increase in capitalized oil and gas properties of $3.2 million. The liability will be accreted to its future value in subsequent reporting periods and will be charged to earnings on the Company's Consolidated Statement of Operations as "Accretion Expense." As a result of adoption of SFAS 143, the Company has charged approximately $0.4 million to earnings as accretion expense during the 2004 and 2003 periods. The cumulative effect of the change in accounting principle for prior years totaled $1.3 million, or $0.03 per share, and was charged to earnings in the first quarter of 2003.

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL. During the first nine months of 2004, Meridian's capital expenditures were internally financed with cash from operations. As of September 30, 2004, the Company had a cash balance of $28.4 million and a working capital deficit of $7.4 million. This deficit was made up primarily of $5.0 million of current maturities of long-term debt, and a $16.1 million net current liability associated with price risk management activities which will be offset by future revenues. As of September 30, 2004, the Company had unutilized borrowing capacity of $53.5 million from our credit facility.

CASH FLOWS. Net cash provided by operating activities was $127.1 million for the nine months ended September 30, 2004, as compared to $65.1 million for the same period in 2003. The increase of $62.0 million was primarily due to the increase in revenues from oil and natural gas of $51.2 million in the first nine months of 2004, over the first nine months of 2003.

Net cash used in investing activities was $100.0 million during the nine months ended September 30, 2004, versus $52.9 million in the first nine months of 2003. The increase in capital expenditures of $44.3 million was primarily associated with the acquisition of the Company's new 264-square mile 3-D survey at the Biloxi Marshlands project area, coupled with expenditures for drilling and related activities.

Cash flows used in financing activities during the first nine months of 2004 were $11.5 million, compared to cash used in financing activities of $1.9 million during the first nine months of 2003. This additional cash used in financing activities was primarily due to cash payments of $5.2 million in preferred stock dividends coupled with the debt repayments of $53.3 million. With the preferred stock conversion of approximately $29 million during the first nine months of 2004, the Company will see an annualized $2.0 million reduction of dividend payments.

CREDIT FACILITY. During August 2002, the Company replaced its Chase Manhattan Bank Credit Facility with a new three-year $175 million underwritten senior secured credit agreement (the "Credit Agreement") with Societe Generale as administrative agent, lead arranger and book runner, and Fortis Capital Corporation, as co-lead arranger and documentation agent. Borrowings under the Credit Agreement mature on November 15, 2005, as extended by an amendment dated November 8, 2004. The amendment is subject to an extension fee of $450,000 to be paid in the event the Credit Facility has not been paid or refinanced by January 3, 2005. During October 2004, the Company and Fortis entered into a term sheet whereby Fortis will serve as lead arranger and administrative agent on a new four year $200 million senior secured credit facility. The new facility is expected to close before December 31, 2004, at which time the existing facility will be repaid in full.

The borrowing base is currently set at $127.5 million effective on October 31, 2004. Credit Facility payments of $48.3 million have been made during the first nine months of 2004, bringing the outstanding balance to $74 million as of September 30, 2004. The Company made additional debt repayments of $40 million in August 2004, which brought our unutilized borrowing capacity to $53.5 million.

In addition to the scheduled quarterly borrowing base redeterminations, the lenders or borrower, under the Credit Agreement, have the right to redetermine the borrowing base at any time, once during each calendar year. Borrowings under the Credit Agreement are secured by pledges of outstanding capital stock of the Company's subsidiaries and a mortgage on the Company's oil and natural gas properties of at least 90% of its present value of proved properties. On October 25, 2004, the Company notified Societe Generale that the present value of the mortgaged oil and gas properties total 86%. The Company has received a waiver of the 90% test in anticipation of the new Fortis senior secured credit facility requiring only a 75% mortgage test. The Credit Agreement contains various restrictive covenants, including, among other items, maintenance of certain financial ratios and restrictions on cash dividends on Common Stock and under certain circumstances Preferred Stock, and an unqualified audit report on the Company's consolidated financial statements.

Under the Credit Agreement, the Company may secure either (i) (a) an alternative base rate loan that bears interest at a rate per annum equal to the greater of the administrative agent's prime rate; or (b) federal funds-based rate plus 0.5%, plus an additional 0.5% to 1.5% depending on the ratio of the aggregate outstanding loans and letters of credit to the borrowing base or; (ii) a Eurodollar base rate loan that bears interest, generally, at a rate per annum equal to the London interbank offered rate ("LIBOR") plus 1.5% to 2.5%, depending on the ratio of the aggregate outstanding loans and letters of credit to the borrowing base. At September 30, 2004, the three-month LIBOR interest rate was 2.02%. The Credit Agreement also provides for commitment fees ranging from 0.375% to 0.5% per annum.

SUBORDINATED CREDIT AGREEMENT. The Company extended and amended a short-term subordinated credit agreement with Fortis Capital Corporation for $25 million on April 5, 2002, with a maturity date of December 31, 2004. The notes are unsecured and contain customary events of default, but do not contain any maintenance or other restrictive covenants. The interest rate is LIBOR plus 5.5% from January 1, 2003, through August 31, 2003, and LIBOR plus 6.5% from September 1, 2003, through December 31, 2004. At September 30, 2004, the three-month LIBOR interest rate was 2.02%. A note payment of $5 million was made during April 2004, with the remaining $5 million payable on December 31, 2004. The Company is in compliance with the terms of this agreement.

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

In June 2004, we exercised our right, as described above, to convert one-third of our remaining issued and outstanding preferred stock into shares of our Common Stock. The conversion was completed on a pro rata basis and included a cash payment for accrued and unpaid dividends through the June 8, 2004, conversion date, at which time dividends ceased to accrue on the converted shares. Based on this conversion and other voluntary conversions, our outstanding Series C preferred stock has been reduced from a high stated value of approximately $72.7 million as of June 30, 2003 to approximately $31.6 million as of September 30, 2004, representing a future cash savings in dividends of approximately $3.4 million on an annualized basis.

COMMON STOCK. In August 2003, the Company completed a private offering of 8,703,537 shares of Common Stock at a price of $3.87 per share. The total proceeds of the offering, net of issuance costs, received by the Company were approximately $33.0 million. The Company used the majority of these funds to retire $31.8 million in long-term debt, with the remainder of the proceeds being used for exploration activities and other general corporate purposes. As previously noted, during the nine months ended September 30, 2004, approximately
6.5 million shares of Common Stock were issued upon the conversion of a portion of the 8.5% Redeemable Convertible Preferred Stock and approximately 4.2 million shares of Common Stock were was issued for the early retirement of the 9 -1/2% Convertible Subordinated Notes.

In August 2004, the Company completed a public offering of 13,800,000 shares of Common Stock at a price of $7.25 per share. The total proceeds of the offering, net of issuance costs, received by the Company were approximately $94.6 million. The Company repurchased all of the 7,082,030 shares of its Common Stock that were beneficially owned by Shell Oil Company for $49.3 million and a portion of the remaining proceeds of that equity offering were used to repay borrowings under the Company's senior secured credit agreement, which resulted increased funds available to the Company to accelerate planned capital expenditures for drilling activities and related pipeline construction. The repurchased 7,082,030 shares of Common Stock that were held in Treasury Stock were retired as of September 30, 2004.

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

CAPITAL EXPENDITURES. Total capital expenditures for this period approximated $99.9 million. Although the Company plans to commence additional drilling during the remainder of 2004, such operations will depend primarily on achieving anticipated cash flows, permitting of wells and the availability of suitable drilling rigs. Meridian recently completed the final field work on its 264-square mile 3-D seismic survey at its Biloxi Marshlands acreage and preliminary indications are that a number of additional drilling locations are present in the area encompassing the new survey which will form the basis for its future drilling activities during 2004 and 2005.

Based on internal projections, using its internal risked analysis of production based on an expected capital expenditures program for 2004 of $135 million, the Company believes that it can further improve its balance sheet while, at the same time, continuing its scheduled capital expenditure program, drilling 15 to 20 low-risk wells and acquiring additional 3-D seismic data over its Biloxi Marshlands project and other exploration areas targeted for exploration growth.

DIVIDENDS. It is our policy to retain existing cash for reinvestment in our business, and therefore, we do not anticipate that dividends will be paid with respect to the Common Stock in the foreseeable future. During May 2002, the Company completed the private placement of $67 million of 8.5% redeemable convertible preferred stock and dividends are payable semi-annually. A semi-annual cash dividend of $3.1 million was paid in January 2004. On June 29, 2004, a cash dividend of $0.8 million was paid for accrued dividends on converted shares. In July 2004, a semi-annual cash dividend of $1.4 million was paid. Under the terms of the Credit Agreement, dividend payments required during 2003 on the preferred stock were paid-in-kind through our issuance of additional preferred stock.

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

BORROWING BASE FOR THE CREDIT FACILITY. The Credit Agreement with Societe Generale and Fortis Capital Corporation is presently scheduled for borrowing base redetermination dates on a quarterly basis with the next such redetermination scheduled for January 31, 2005. The borrowing base is redetermined on numerous factors including current reserve estimates, reserves that have recently been added, current commodity prices, current production rates and estimated future net cash flows. These factors have associated risks with each of them. Significant reductions or increases in the borrowing base will be determined by these factors, which, to a significant extent, are not under the Company's control.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is currently exposed to market risk from hedging contracts changes and changes in interest rates. A discussion of the market risk exposure in financial instruments follows.

INTEREST RATES

We are subject to interest rate risk on our long-term fixed interest rate debt and variable interest rate borrowings. Our long-term borrowings primarily consist of borrowings under the Credit Facility and principal due December 31, 2004 under our Subordinated Credit Agreement. Since interest charged borrowings under the Credit Facility floats with prevailing interest rates (except for the applicable interest period for Eurodollar loans), the carrying value of borrowings under the Credit Facility should approximate the fair market value of such debt. Changes in interest rates, however, will change the cost of borrowing. Assuming $74.0 million remains borrowed under the Credit Facility and $5 million remains borrowed under the Subordinated Credit Agreement, we estimate our annual interest expense will change by $0.74 million for each 100 basis point change in the applicable interest rates utilized under the Credit Facility and $5 million from the Subordinated Credit Agreement. Changes in interest rates would, assuming all other things being equal, cause the fair market value of debt with a fixed interest rate, such as the Notes, to increase or decrease, and thus increase or decrease the amount required to refinance the debt. The fair value of the Notes is dependent on prevailing interest rates.

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

In 2002, we entered into certain swap agreements as summarized in the table below. The Notional Amount is equal to the total net volumetric hedge position of the Company during the periods presented. The positions effectively hedge approximately 9% of our proved developed natural gas production and 49% of our proved developed oil production during the respective terms of the swap agreements. The fair values of the hedges are based on the difference between the strike price and the New York Mercantile Exchange future prices for the applicable trading months.

                                            Weighted Average     Fair Value (unrealized)
                              Notional        Strike Price        at September 30, 2004
                               Amount         ($ per unit)            (in thousands)
                               ------         ------------            --------------
Natural Gas (mmbtu)
October 2004 - June 2005      1,570,000         $   3.74                $  (4,989)
Oil (bbls)
October 2004 - July 2005        413,000         $  23.26                $  (9,697)
                                                                        ---------
                                                                        $ (14,686)
                                                                        ---------

ITEM 4. CONTROLS AND PROCEDURES

We conducted an evaluation under the supervision and with the participation of Meridian's management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the third quarter of 2004. Based upon that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that the design and operation of our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors during the third quarter of 2004 that could significantly affect these controls.

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

There are no other material legal proceedings which exceed our insurance limits to which Meridian or any of its subsidiaries is a party or to which any of its property is subject, other than ordinary and routine litigation incidental to the business of producing and exploring for crude oil and natural gas.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In August 2004, the Company repurchased all of the 7,082,030 shares of its common stock that were beneficially owned by Shell Oil Company for $49.3 million. See Note 5 to the Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations - General - Common Stock."

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

   (a)   Exhibits

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

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
               --------------------------------------------------
                                  (Registrant)

Date: November 9, 2004                 By: /s/ Lloyd V. DeLano
                                           ----------------------------------
                                           Lloyd V. DeLano
                                           Senior Vice President
                                           Chief Accounting Officer

                                  EXHIBIT INDEX

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