Form 10-K
period 2004-12-31
MERIDIAN RESOURCE CORP
filed 2005-03-16
CIK 869369

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: DECEMBER 31, 2004     Commission file number: 1-10671

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

        Registrant's telephone number, including area code: 281-597-7000

           Securities registered pursuant to Section 12(b) of the Act:

(Title of each class)                (Name of each exchange on which registered)
---------------------                -------------------------------------------
Common Stock, $0.01 par value                  New York Stock Exchange
Rights to Purchase Preferred Shares            New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

                                   ----------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X   No
                                       -----    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2). Yes   X   No
                                         -----    -----

Aggregate market value of shares of common stock held by
non-affiliates of the Registrant at June 30, 2004                   $495,384,386

Number of shares of common stock outstanding at March 1, 2005:        79,215,394

                       DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Form (Items 10, 11, 12, 13 and 14) is incorporated by reference from the registrant's Proxy Statement to be filed on or before May 2, 2005.

                        THE MERIDIAN RESOURCE CORPORATION
                               INDEX TO FORM 10-K

                                                                         Page
                                                                         ----
                                    PART I

Item 1.     Business                                                       3

Item 2.     Properties                                                    14

Item 3.     Legal Proceedings                                             14

Item 4.     Submission of Matters to a Vote of Security Holders           15

                                   PART II

Item 5.     Market for Registrant's Common Equity, Related Shareholder
               Matters and Issuer Purchases of Equity Securities          16

Item 6.     Selected Financial Data                                       17

Item 7.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations                        18

Item 7.A.   Quantitative and Qualitative Disclosures about Market Risk    34

Item 8.     Financial Statements and Supplementary Data                   36

Item 9.     Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                        72

Item 9.A.   Controls and Procedures                                       72

                                   PART III

Item 10.    Directors and Executive Officers of the Registrant            72

Item 11.    Executive Compensation                                        72

Item 12.    Security Ownership of Certain Beneficial Owners
               and Management and Related Stockholder Matters             72

Item 13.    Certain Relationships and Related Transactions                72

Item 14.    Principal Accountant Fees and Services                        72

                                   PART IV

Item 15.    Exhibits and Financial Statement Schedules                    73

            Signatures                                                    77

                                     PART I

ITEM 1. BUSINESS

GENERAL

The Meridian Resource Corporation ("Meridian" or the "Company") is an independent oil and natural gas company that explores for, acquires and develops oil and natural gas properties utilizing 3-D seismic technology. Our operations are focused on the onshore oil and gas regions in south Louisiana, the Texas Gulf Coast and offshore in the Gulf of Mexico. As of December 31, 2004, we had proved reserves of 139 Bcfe with a present value of future net cash flows before income taxes of approximately $545 million. The Company does not have any proved undeveloped reserves assigned to its Biloxi Marshlands project area. Seventy-three percent (73%) of our proved reserves were natural gas and approximately eighty-two percent (82%) were classified as proved developed.

We believe that we are among the leaders in the industry in the application of 3-D seismic technology. We also believe we have a competitive advantage in the areas where we operate because of our large inventory of lease acreage, seismic data coverage and experienced geotechnical, land and operational staff.

Historically, Meridian's experienced technical team has internally generated the majority of the Company's exploration projects. In addition, the Company generally serves as the operator through all phases of drilling, completing and producing its exploration and development projects. During the course of the prior 13 years, we have generated and participated in the discovery of approximately 800 Bcfe of new reserves. Recently, we have added to our business strategy the pursuit and development of shallower (above or just into geo-preserved sections), lower-risk exploration projects that we believe provide the Company better control of risks and costs than a purely deep exploration strategy that the Company traditionally developed and drilled. Examples of this strategy include the Company's Thornwell and Biloxi Marshlands fields. While this strategy has proven to be successful and will be the focus of our efforts to develop new oil and gas reserves in our producing region, it does not replace entirely the Company's continued efforts to explore for deep reserves where the probability of success and the level of costs justify the risks associated with such opportunities. In addition, the Company has introduced into its business plan, a more aggressive review of the acquisition of proven reserves that also contain exploration, exploitation and development upside in our area of focus.

We currently have interests in leases and options to lease acreage in approximately 300,000 gross acres in Louisiana, Texas and the Gulf of Mexico. We also have rights or access to approximately 8,000 square miles of 3-D seismic data, which we believe to be one of the largest positions held by a company of our size operating in our core areas of operation. We are aggressively pursuing the reprocessing of our 3-D inventory for the development of new exploration plays similar to those defined by our Biloxi Marshlands play. We have tested the first of such exploration concepts at the Company's Turtle Island Prospect and recently logged approximately 80 feet of apparent hydrocarbons.

The Meridian Resource Corporation was incorporated in Texas in 1990, with headquarters located at 1401 Enclave Parkway, Suite 300, Houston, Texas 77077. The Company's common stock is traded on the New York Stock Exchange under the ticker symbol "TMR." You can locate additional information, including the Company's filings with the Securities and Exchange Commission, on the internet at www.tmrc.com and www.sec.gov.

EXPLORATION STRATEGY

Meridian has focused its exploration strategy on prospects where large accumulations of oil and natural gas have been found and where we believe substantial oil and natural gas reserve additions can be achieved through exploratory drilling in which we use 3-D seismic technology. We also seek to identify prospects with multiple well and multiple potential targets to maximize the profitability and increase of probability of success.

In an effort to mitigate the risk of dry holes, we engage in a rigorous and disciplined review of each prospect utilizing the latest in technological advances with respect to prospect analysis and evaluation.

An integral part of Meridian's exploration strategy is the disciplined application of 3-D seismic technology to every exploration and development prospect that we drill. We begin with the geological idea, develop subsurface maps based on analogous wells in the region and use 2-D seismic data, where available, to define our prospect areas. If the prospect meets our standards of risk and opportunity, we will acquire a 3-D seismic survey over the prospect area as a last method to further define the objectives, reduce the risks of drilling a dry hole and/or improve our opportunity for success. The entire process from the geological concept to the final interpretation is controlled by Meridian's management and professional staff. People are our most important ingredient in this formula. Meridian has put together a high-quality, professional and technical staff that has successfully explored for oil and gas in its focus region of south Louisiana, southeast Texas and offshore Gulf of Mexico. Meridian designs its 3-D seismic surveys in conjunction with its geological and geophysical staff, manages the field acquisition efforts with its geophysical staff, processes the 3-D data in house using Western Geophysical's Omega software system, and interprets the 3-D data utilizing Schlumberger's GeoQuest interpretative software, where all of the respective disciplines interact to develop the final product. Substantially all of Meridian's producing properties have 3-D seismic surveys covering its fields, which we believe gives Meridian an advantage to develop and exploit the proved undeveloped and proved developed non-producing reserves from those fields.

The process of developing, reviewing and analyzing a prospect from the time we first identify it to the time that we drill is generally a 12- to 36-month process in which we reject many potential prospects at various levels of the review. Although the cost of designing, acquiring, processing and interpreting 3-D seismic data and acquiring options and leases on prospects that we do not ultimately drill requires greater up-front costs per prospect than traditional exploration techniques, we believe that the elimination of prospects that are unlikely to be successful and that might otherwise have been drilled at a substantial cost, provides a greater cost savings to the Company. We also believe that our use of 3-D seismic technology minimizes development costs by allowing for the better placement of the initial and, if necessary, development wells.

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

As a result of our disciplined method of exploration, we believe that we are able to develop a more accurate definition of the risk profile of exploration prospects than was previously available using traditional exploration techniques or than is used by our competition in our areas of focus. We therefore believe that our method of exploration utilizing the 3-D technology increases our probability of success and reduces our dry-hole costs compared to companies that do not engage in a similar process and that our people, their knowledge and experience, particularly in our focus region, provide us with a competitive advantage.

OIL AND GAS PROPERTIES

The following table sets forth production and reserve information by region with respect to our proved oil and natural gas reserves as of December 31, 2004. The reserve volumes were reviewed by T. J. Smith & Company, Inc., independent reservoir engineers.

                                                                 GULF OF
                                                     LOUISIANA    MEXICO     TOTAL
                                                     ---------   -------   --------
PRODUCTION FOR THE YEAR ENDED DECEMBER 31, 2004

   Oil (MBbls) ...................................      1,133       137       1,270
   Natural Gas (MMcf) ............................     26,249     1,590      27,839

RESERVES AS OF DECEMBER 31, 2004

   Oil (MBbls) ...................................      5,377       987       6,364
   Natural Gas (MMcf) ............................     92,554     8,445     100,999

ESTIMATED FUTURE NET CASH FLOWS ($000)............                         $719,375

PRESENT VALUE OF FUTURE NET CASH FLOWS BEFORE
   INCOME TAXES ($000)(1).........................                         $544,688

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET
   CASH FLOWS ($000)(1)...........................                         $470,357

(1) Standardized Measure of Discounted Future Net Cash Flows represents the Present Value of Future Net Cash Flows after income taxes discounted at 10%. For calculating the Present Value of Future Net Cash Flows as of December 31, 2004, we used the prices at December 31, 2004, which were $42.33 per Bbl of oil and $6.40 per Mcf of natural gas and do not reflect the impact of hedges.

PRODUCTIVE WELLS

At December 31, 2004, 2003 and 2002, we held interests in the following productive wells. As of December 31, 2004, we own 26 gross (4.5 net) wells in the Gulf of Mexico which are outside operated and net to 1.5 oil wells and 3.0 natural gas wells. In addition, of the total well count for 2004, 4 wells (1.4 net) are multiple completions.

                           2004          2003          2002
                       -----------   -----------   -----------
                       GROSS   NET   GROSS   NET   GROSS   NET
                       -----   ---   -----   ---   -----   ----
Oil Wells...........     35     22     31     20     67     42
Natural Gas Wells...     68     34     60     27     71     28
                        ---    ---    ---    ---    ---    ---
   Total............    103     56     91     47    138     70
                        ===    ===    ===    ===    ===    ===

OIL AND NATURAL GAS RESERVES

Presented below are our estimated quantities of proved reserves of crude oil and natural gas, Future Net Cash Flows, Present Value of Future Net Revenues and the Standardized Measure of Discounted Future Net Cash Flows as of December 31, 2004. Information set forth in the following table is based on reserve reports prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "Commission"). The reserve estimates were reviewed by
T. J. Smith & Company, Inc., independent reservoir engineers.

                                                    PROVED RESERVES AT DECEMBER 31, 2004
                                             -------------------------------------------------
                                             DEVELOPED     DEVELOPED
                                             PRODUCING   NON-PRODUCING   UNDEVELOPED    TOTAL
                                             ---------   -------------   -----------  --------
                                                           (DOLLARS IN THOUSANDS)
Net Proved Reserves:
Oil (MBbls)...............................      2,285         2,431          1,648       6,364
Natural Gas (MMcf)........................     41,928        43,579         15,492     100,999
Natural Gas Equivalent (MMcfe)............     55,638        58,165         25,380     139,183
Estimated Future Net Cash Flows...........                                            $719,375
Present Value of Future Net Cash Flows
   (before income taxes)(1)...............                                            $544,688
Standardized Measure of Discounted
   Future Net Cash Flows(1)...............                                            $470,357

----------
(1) The Standardized Measure of Discounted Future Net Cash Flows represents the Present Value of Future Net Cash Flows after income taxes discounted at 10%. For calculating the Estimated Future Net Cash Flows, the Present Value of Future Net Cash Flows and the Standardized Measure of Discounted Future Net Cash Flows as of December 31, 2004, we used the prices at December 31, 2004, which were $42.33 per Bbl of oil and $6.40 per Mcf of natural gas and do not reflect the impact of hedges.

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

OIL AND NATURAL GAS DRILLING ACTIVITIES

The following table sets forth the gross and net number of productive and dry exploratory and development wells that we drilled and completed in 2004, 2003 and 2002.

                                         GROSS WELLS                 NET WELLS
                                  ------------------------   ------------------------
                                  PRODUCTIVE   DRY   TOTAL   PRODUCTIVE   DRY   TOTAL
                                  ----------   ---   -----   ----------   ---   -----
EXPLORATORY WELLS
Year ended December 31, 2004...       16        11     27       14.7      8.9    23.6
Year ended December 31, 2003...        5         1      6        3.8      0.4     4.2
Year ended December 31, 2002...        6         1      7        3.7      0.9     4.6
DEVELOPMENT WELLS
Year ended December 31, 2004...        4        --      4        3.2       --     3.2
Year ended December 31, 2003...       --         1      1         --      0.9     0.9
Year ended December 31, 2002...        2         1      3        1.4      0.9     2.3

Meridian had 3 gross (2.4 net) wells in progress at December 31, 2004.

PRODUCTION

The following table summarizes the net volumes of oil and natural gas produced and sold, and the average prices received with respect to such sales, from all properties in which Meridian held an interest during 2004, 2003 and 2002.

                                            YEAR ENDED DECEMBER 31,
                                          ---------------------------
                                            2004      2003      2002
                                          -------   -------   -------
PRODUCTION:
   Oil (MBbls).........................     1,270     1,403     2,213
   Natural gas (MMcf)..................    27,839    20,142    15,578
   Natural gas equivalent (MMcfe)......    35,457    28,563    28,856

AVERAGE PRICES:
   Oil ($/Bbl).........................   $ 28.40   $ 24.97   $ 24.67
   Natural gas ($/Mcf).................   $  5.98   $  5.07   $  3.36
   Natural gas equivalent ($/Mcfe).....   $  5.71   $  4.80   $  3.71

PRODUCTION EXPENSES:
   Lease operating expenses ($/Mcfe)...   $  0.40   $  0.39   $  0.41
   Severance and ad valorem
   Taxes ($/Mcfe)......................   $  0.26   $  0.27   $  0.29

ACREAGE

The following table sets forth the developed and undeveloped oil and natural gas leasehold acreage in which Meridian held an interest as of December 31, 2004. Undeveloped acreage is considered to be those lease acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas, regardless of whether or not such acreage contains proved reserves.

                            DECEMBER 31, 2004
                    ---------------------------------
                       DEVELOPED        UNDEVELOPED
                    ---------------   ---------------
      REGION         GROSS     NET     GROSS     NET
      ------        ------   ------   ------   ------
LOUISIANA........   33,305   19,632   38,673   34,618
GULF OF MEXICO...   34,518    6,098    7,500    5,033
                    ------   ------   ------   ------
   TOTAL.........   67,823   25,730   46,173   39,651
                    ======   ======   ======   ======

In addition to the above acreage, we currently have options or farm-ins to acquire leases on approximately 185,806 gross (163,748 net) acres of undeveloped land located in Louisiana. Our fee holdings of 5,000 acres have been included in the undeveloped acreage and have been reduced to reflect the interest that we have leased to third parties. Our undeveloped acreage, including optioned acreage, expires during the next three years at the rate of 154,000 acres in 2005, 12,000 acres in 2006, and 26,000 acres in 2007.

GEOLOGIC/LAND AND OPERATIONS GEOPHYSICAL EXPERTISE

Meridian employs approximately 68 full-time non-union employees and six contract employees. This staff includes geologists, geophysicists, land and engineering staff with over 480 combined years of experience in generating and developing onshore and offshore prospects in the Louisiana and Texas Gulf Coast region. Our geologists and geo-physicists generate and review all prospects using 2-D and 3-D seismic technology and analogues to producing wells in the areas of interest.

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

The following table sets forth purchasers of our oil and natural gas that accounted for more than 10% of total revenues for 2004, 2003 and 2002.

                               YEAR ENDED DECEMBER 31,
                               -----------------------
          CUSTOMER                2004   2003   2002
          --------                ----   ----   ----
Superior Natural Gas........       45%    19%    --
Louisiana Intrastate Gas....       22%    24%    17%
Conoco, Inc.................       --     10%    12%
Equiva Trading Company(1)...       --     --     33%

(1)  This entity is an affiliate of Shell.

Other purchasers for our oil and natural gas are available; therefore, we believe that the loss of any of these purchasers would not have a material adverse effect on our results of operations.

MARKET CONDITIONS

Our revenues, profitability and future rate of growth substantially depend on prevailing prices for oil and natural gas. Oil and natural gas prices have been extremely volatile in recent years and are affected by many factors outside our control. Since 1993, prices for West Texas Intermediate crude have ranged from $8.00 to $53.09 per Bbl and the Gulf Coast spot market natural gas price at Henry Hub, Louisiana, has ranged from $1.08 to $9.98 per MMBtu. The average price we received during the year ended December 31, 2004, was $5.71 per Mcfe compared to $4.80 per Mcfe during the year ended December 31, 2003. The volatile nature of energy markets makes it difficult to estimate future prices of oil and natural gas; however, any prolonged period of depressed prices would have a material adverse effect on our results of operations and financial condition.

The marketability of our production depends in part on the availability, proximity and capacity of natural gas gathering systems, pipelines and processing facilities. Federal and state regulation of oil and natural gas production and transportation, general economic conditions, changes in supply and changes in demand could adversely affect our ability to produce and market our oil and natural gas. If market factors were to change dramatically, the financial impact on us could be substantial. We do not control the availability of markets and the volatility of product prices is beyond our control and therefore represent significant risks.

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

FEDERAL REGULATION. The Federal Energy Regulatory Commission ("FERC") regulates interstate natural gas pipeline transportation rates and service conditions, both of which affect the marketing of natural gas produced by us, as well as the revenues we receive for sales of such natural gas. Since the latter part of 1985, culminating in 1992 in the Order No. 636 series of orders, the FERC has endeavored to make natural gas transportation more accessible to gas buyers and sellers on an open and non-discriminatory basis. The FERC believes "open access" policies are necessary to improve the competitive structure of the interstate natural gas pipeline industry and to create a regulatory framework that will put gas sellers into more direct contractual relations with gas buyers. As a result of the Order No. 636 program, the marketing and pricing of natural gas has been significantly altered. The interstate pipelines' traditional role as wholesalers of natural gas has been terminated and replaced by regulations which require pipelines to provide transportation and storage service to others who buy and sell natural gas. In addition, on February 9, 2000, FERC issued Order No. 637 and promulgated new regulations designed to refine the Order No. 636 "open access" policies and revise the rules applicable to capacity release transactions. These new rules will, among other things, permit existing holders of firm capacity to release or "sell" their capacity to others at rates in excess of FERC's regulated rate for transportation services.

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

PRICE CONTROLS. Our sales of natural gas, crude oil, condensate and natural gas liquids are not regulated and transactions occur at market prices.

STATE REGULATION OF OIL AND NATURAL GAS PRODUCTION. States where we conduct our oil and natural gas activities regulate the production and sale of oil and natural gas, including requirements for obtaining drilling permits, the method of developing new fields, the spacing and operation of wells and the prevention of waste of natural gas and other resources. In addition, most states regulate the rate of production and may establish the maximum daily production allowables for wells on a market demand or conservation basis.

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

RESOURCE CONSERVATION AND RECOVERY ACT. The Resource Conservation and Recovery Act ("RCRA") is the principal federal statute governing the treatment, storage and disposal of hazardous wastes. RCRA imposes stringent operating requirements, and liability for failure to meet such requirements, on a person who is either a "generator" or "transporter" of hazardous waste or an "owner" or "operator" of a hazardous waste treatment, storage or disposal facility. At present, RCRA includes a statutory exemption that allows most crude oil and natural gas exploration and production waste to be classified as nonhazardous waste. A similar exemption is contained in many of the state counterparts to RCRA. As a result, we are not required to comply with a substantial portion of RCRA's requirements because our operations generate minimal quantities of hazardous wastes. At various times in the past, proposals have been made to amend RCRA to rescind the exemption that excludes crude oil and natural gas exploration and production wastes from regulation as hazardous waste. Repeal or modification of the exemption by administrative, legislative or judicial process, or modification of similar exemptions in applicable state statutes, would increase the volume of hazardous waste we are required to manage and dispose of and could cause us to incur increased operating expenses.

TITLE TO PROPERTIES

As is customary in the oil and natural gas industry, we make only a cursory review of title to undeveloped oil and natural gas leases at the time we acquire them. However, before drilling commences, we search the title, and remedy any material defects before we actually begin drilling the well. To the extent title opinions or other investigations reflect title defects, we (rather than the seller or lessor of the undeveloped property) typically are obligated to cure any such title defects at our expense. If we are unable to remedy or cure any title defects so that it would not be prudent for us to commence drilling operations on the property, we could suffer a loss of our entire investment in the property. We believe that we have good title to our oil and natural gas properties, some of which are subject to immaterial encumbrances, easements and restrictions. Under the terms of our credit facility, we may not grant liens on various properties and must grant to our lenders a mortgage on our oil and gas properties of at least 75% of our present value of proved properties. Our own oil and natural gas properties also typically are subject to royalty and other similar noncost-bearing interests customary in the industry.

We acquired substantial portions of our 3-D seismic data through licenses and other similar arrangements. Such licenses contain transfer and other restrictions customary in the industry.

ITEM 2. PROPERTIES

PRODUCING PROPERTIES

For information regarding Meridian's properties, see "Item 1. Business" above.

ITEM 3. LEGAL PROCEEDINGS

PETROQUEST LITIGATION. This litigation was settled in December 2003 and all claims were dismissed. In December 1999, PetroQuest Energy, Inc. (formerly known as Optima Energy (U.S.) Corporation) ("PetroQuest") filed a claim against Meridian for damages "estimate[d] to exceed several million dollars" alleging that Meridian was liable for gross negligence and willful misconduct in the execution of certain agreements related to property in the S.W. Holmwood and E. Lake Charles Prospects in Calcasieu Parish and for an alleged withholding of funds totaling $886,153.31, in conjunction with Meridian's having paid a prior adverse judgment in favor of Amoco Production Company. Meridian filed an answer denying PetroQuest's claims and asserted a counterclaim for attorney's fees, court costs and other expenses and for declaratory relief that Meridian is entitled to retain the amounts (with all interest thereon) that it had suspended from disbursement to PetroQuest. Under the confidential settlement agreement, Meridian agreed to make two payments which have now been made. The settlement amount was fully reflected in the financial statements at December 31, 2003. Judgments of dismissal were signed in January 2004.

RAMOS TITLE LITIGATION. This litigation was settled in March 2004 and all claims were dismissed. Three different groups asserted adverse title claims to some or all of Section 80 (640 acres) within Meridian's Thibodaux units in the Ramos Field. Another entity asserted adverse title claims to a portion of Section 36 within these same units. These claims turned primarily on the location of the parish boundary lines between Terrebonne and Assumption Parishes and/or the validity of various tax sales in the chain of title. Meridian's gas purchaser, Louisiana Intrastate Gas Company LLC ("LIG"), deposited into the Terrebonne Parish court registry certain gas and plant-product proceeds attributable to 25 acres within these units since October 2000, and Meridian suspended payment of royalties and working interest attributable to these same 25 acres since December 2000. Meridian and its partners and royalty owners reached an agreement whereby the parties' plaintiff granted a lease on all of the disputed acreage to the current interest owners for a lease bonus of $4.5 million and a future royalty interest of 1.5%.

H. L. HAWKINS LITIGATION. In December 2004, the estate of H.L. Hawkins filed a claim against Meridian for damages "estimated to exceed several million dollars" for Meridian's alleged gross negligence and willful misconduct under certain agreements concerning certain wells and property in the S.W. Holmwood and E. Lake Charles Prospects in Calcasieu Parish, as a result of Meridian's satisfying a prior adverse judgment in favor of Amoco Production Company. Meridian will file an answer denying Hawkins' claims and assert a counterclaim for attorney's fees, court costs and other expenses, and for declaratory relief that Meridian is entitled to retain the amounts that it had been paid by Hawkins. The Company has not provided any amount for this matter in its financial statements at December 31, 2004.

ENVIRONMENTAL LITIGATION. Various landowners have sued Meridian (along with numerous other oil companies) in various similar lawsuits concerning the Weeks Island, Gibson, Bayou Pigeon, West Lake Verret and White Castle Fields. The lawsuits seek injunctive relief and other relief, including unspecified amounts in both actual and punitive damages for alleged breaches of mineral leases and alleged failure to restore the plaintiffs' lands from alleged contamination and otherwise from the defendants' oil and gas operations.

There are no other material legal proceedings which exceed our insurance limits to which the Company or any of its subsidiaries is a party or to which any of its property is subject, other than ordinary and routine litigation incidental to the business of producing and exploring for crude oil and natural gas.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of shareholders held on October 27, 2004, the Company's shareholders elected three Class I Directors, three Class II Directors and one Class III Director. The following summarizes the number of votes for and against each nominee:

                                                         Broker
          Nominee                 For       Withheld    Non-Vote
---------------------------   ----------   ---------   ---------
David W. Tauber (I)           72,088,348   2,325,337   4,225,809
John B. Simmons (I)           72,082,852   2,330,833   4,225,809
James R. Montague (I)         72,751,131   1,662,554   4,225,809
E. L. Henry (II)              72,747,701   1,665,984   4,225,809
Joe E. Kares (II)             71,071,018   3,342,667   4,225,809
Gary A. Messersmith (II)      71,368,967   3,044,718   4,225,809
Fenner R. Weller, Jr. (III)   71,982,852   2,430,833   4,225,809

Directors Joseph A. Reeves, Jr. and Michael J. Mayell are not up for re-election for another three-year term until the 2005 annual meeting.

Also at the 2004 annual meeting, shareholders voted on a shareholder proposal that the Company nominate at least two candidates for each Board of Directors position to be voted on by the shareholders. The proposal did not receive the requisite number of votes for approval. The following summarizes the number of votes for and against such proposal.

                                     Broker
   For        Against    Abstain    Non-Vote
---------   ----------   -------   ----------
9,265,077   28,160,038   274,071   36,714,499

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK AND DIVIDEND POLICY

Our Common Stock is traded on the New York Stock Exchange under the symbol "TMR." The following table sets forth, for the periods indicated, the high and low sale prices per share for the Common Stock as reported on the New York Stock
Exchange:

                      HIGH    LOW
                     -----   -----
2004:
First quarter ....   $6.37   $5.21
Second quarter ...    7.55    6.13
Third quarter ....    8.97    6.89
Fourth quarter ...    8.95    5.52

2003:
First quarter ....   $1.78   $0.94
Second quarter ...    4.73    0.92
Third quarter ....    5.16    4.00
Fourth quarter ...    6.14    3.88

The closing sale price of the Common Stock on March 1, 2005, as reported on the New York Stock Exchange Composite Tape, was $6.01. As of March 1, 2005, we had approximately 790 shareholders of record.

Meridian has not paid cash dividends on the Common Stock and does not intend to pay cash dividends on the Common Stock in the foreseeable future. We currently intend to retain our cash for the continued development of our business, including exploratory and development drilling activities. We also are currently restricted under our Credit Agreement from expending any cash dividends on Common Stock or for purchase of shares of Common Stock without the prior consent of the lender.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth information as of December 31, 2004, with respect to our compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance:

                                                                                       Number of securities
                                                                                     remaining available for
                                  Number of securities to     Weighted-average        future issuance under
                                  be issued upon exercise     exercise price of     equity compensation plans
                                  of outstanding options,   outstanding options,      (excluding securities
         Plan Category              warrants and rights      warrants and rights   reflected in column (a)(1))
-------------------------------   -----------------------   --------------------   ---------------------------
Equity compensation plans
   approved by security holders          6,725,478                  $3.60                   1,670,685
Equity compensation plans not
   approved by security holders                 --                     --                          --
                                         ---------                  -----                   ---------
Total                                    6,725,478                  $3.60                   1,670,685
                                         =========                  =====                   =========

(1) Does not include 3,600,000 shares which have been reserved for issuance in lieu of cash compensation under the Company's deferred compensation plan, which plan was approved by security holders.

ITEM 6. SELECTED FINANCIAL DATA

All financial data should be read in conjunction with our Consolidated Financial Statements and related notes thereto included in Item 8 and elsewhere in this report.

                                                     YEAR ENDED DECEMBER 31,
                                     -------------------------------------------------------
                                        2004       2003       2002       2001       2000
                                      --------   --------   --------   --------   --------
                                     (In thousands, except prices and per share information)
A. SUMMARY OF OPERATING DATA
Production:
   Oil (MBbls)                           1,270      1,403      2,213      2,918      3,987
   Natural gas (MMcf)                   27,839     20,142     15,578     22,085     27,672
   Natural gas equivalent (MMcfe)       35,457     28,563     28,856     39,594     51,596
Average Prices:
   Oil ($/Bbl)                        $  28.40   $  24.97   $  24.67   $  25.17   $  27.32
   Natural gas ($/Mcf)                    5.98       5.07       3.36       4.67       4.14
   Natural gas equivalent ($/Mcfe)        5.71       4.80       3.71       4.46       4.33

B. SUMMARY OF OPERATIONS
Total revenues                        $203,118   $137,479   $107,470   $178,060   $226,246
Depletion and depreciation             102,915     75,441     60,972     67,450     69,648
Net earnings (loss)(1)                  29,248      7,246    (52,012)    22,551     65,070
Net earnings (loss) per share:(1)
   Basic                              $   0.41   $   0.14   $  (1.05)  $   0.47   $   1.34
   Diluted                                0.37       0.13      (1.05)      0.43       1.06
Dividends per:
   Common share                             --         --         --         --         --
   Redeemable preferred share         $   8.50   $   8.50   $   5.90         --         --
   Preferred share                    $     --   $     --   $     --   $   0.11   $   1.36
Weighted average common
   shares outstanding - Basic           72,084     53,325     49,763     48,350     48,646

C. SUMMARY BALANCE SHEET DATA
Total assets                          $512,392   $448,400   $456,240   $507,900   $570,921
Long-term obligations, inclusive
   of current maturities                75,129    152,320    203,750    210,000    250,000
Redeemable preferred stock              31,589     60,446     69,690         --         --
Stockholders' equity                   316,041    184,335    133,393    188,221    270,322

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

The Company's business model utilizing 3-D seismic technology to explore for large reserve accumulations in areas where others have overlooked or not encountered commercial hydrocarbons because of the inability to resolve structures or recognize hydrocarbon indicators with traditional 2-D seismic data, has proven successful. During the period of 1992-2004, Meridian generated and participated in the discovery of approximately 800 Bcfe of natural gas and oil.

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

We have a large, balanced inventory of exploration, exploitation and development drilling prospects in our producing region. In addition to a solid reserve base and acreage position in our area of focus, we believe we possess the technical knowledge and information necessary to sustain successful growth. With licenses and rights to approximately 8,000 square miles of 3-D seismic data, our technical and professional staff is in a position to continue to generate future prospects for our growth.

Our Strategy. The key elements of our strategy are as follows:

- Generate reserve additions through exploration, exploitation, development and acquisition of a risk balanced portfolio of high potential projects;

- Maintain a concise geographic focus in south Louisiana, the Texas Gulf Coast and offshore in the Gulf of Mexico, applying professional and technical knowledge and experience to the development of a high quality project inventory;

- Apply a rigorous methodology utilizing 3-D seismic technology in the generation and development of lower risk exploration prospects, maximize our probability of success, optimize well locations and reduce our finding costs;

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

As of December 31, 2004, we had proved reserves of 139 Bcfe, approximately 73% of which were natural gas, with a present value of future pre-tax cash flows (PV-10) of $545 million. We own interests in approximately 300,000 gross (229,000 net) acres, including 18 fields and 103 wells, and we operate approximately 87% of our total production.

Our reserves, strategic acreage position and 2-D and 3-D seismic data base provide us with a significant presence in our areas of focus, enabling us to exploit a large asset base adding to our multi-year prospect inventory of exploratory and development plays and prospects, at a low incremental costs relative to our competition. We own over 8,000 square miles of 3-D seismic data.

It is no accident that we have focused in the Gulf Coast region of southeast Texas and south Louisiana. Although we have drilled and operated in over 12 states and almost every producing basin in the domestic United States--Appalachia, Mid-Continent, Rocky Mountains, Arkoma, west Texas, south Texas, Louisiana and the Gulf of Mexico shelf. We chose this particular province because it presented the greatest opportunity for growth though exploration and exploitation. Complex geological fault traps capable of being resolved with 3-D seismic and computer-aided technology by a company willing to adopt it earlier than others, meant opportunities for by-passed reserves. Highly prolific, potentially stacked producing sands with high producing rates compared to other regions meant lower risk for failure and quicker return of investments from successful wells. We were successful with our efforts generating and/or participating in the discovery of over 800 Bcfe.

Yet, we recognized that long lead times were required to generate deep exploration targets and that the ability to use the technology to place the wells in optimum positions, high on structures and within traps frequently resulted in single well prospects that required a continual treadmill of exploration prospecting. The result was a perception of greater risk to replace high flow rates and returns with a 4-7 year reserve life rather than the much lower-rate, longer lived plays in other regions. During 2002, we expanded our business plan to include lower-risk, multiple-well "play" opportunities using the seismic technology to identify what we believe are hydrocarbon indicators in shallower sections than we have historically drilled. To date, we have been successful in the generation and development of several such plays, the first of which was the Company's Thornwell field in Cameron Parish, Louisiana during 1999.

Since that time, we have successfully added our Biloxi Marshlands project area, a play that has expanded and complemented our exploration strategy with a uniquely large play that essentially gives Meridian control over approximately 400,000 contiguous acres with proprietary 3-D seismic covering over 400 square miles. We have used these resources to identify multiple shallower, low-risk prospects in the area we believe will extend our drilling and producing operations for several years. The successful drilling and resulting increases in production and cash flows from this play, together with the convergence of higher commodity prices, has significantly improved the financial condition of the Company, its capital structure, balance sheet and liquidity, all of which combined with our large prospect inventory, provide the Company with the potential for a very promising 2005. These include -

     - Earnings per share applicable to common shareholders increased by 306%.

     -    Average daily production increased by 24% on a Mcf equivalent basis.

     -    Total revenues increased by 48% to $203.1 million.

     - Discretionary cash flow increased by 59%, or $59.2 million to $159.8 million.

     - Net cash provided by operating activities increased by 87% to $171.5 million.

     -    Debt to total capitalization declined to 18%.

There has been a lot of talk about the Biloxi Marshlands play recently--its merits and future opportunity. Simply put, Biloxi is a cornerstone project for the Company, one that not only confirmed our decision that we could reduce our exploration risk profile in an area that was written off by many as over-explored, but also one that has served as a prelude to the other similar plays that we believe exist throughout our region of focus and where we own over 8,000 square miles of 3-D seismic data. Since inception in 2003, we have drilled 31 wells at Biloxi. Of them, 20 have been completed as producers with 10 wells either plugged and abandoned or determined to be uneconomic, and one well currently drilling. We have purchased and acquired public and proprietary 3-D seismic data in the area totaling over 700 square miles, with plans to shoot an additional 137 square miles during 2005. With over 400 square miles of 3-D seismic proprietary data, we have been successful at State of Louisiana lease sales with the purchase of 103 of the 105 state tracts bid on, resulting in the acquisition of approximately 23,087 acres of state water bottoms over geological leads identified by the Company.

Since December 2002, when we acquired our first land and seismic positions at Biloxi, the Company has expended a total of approximately $147 million for all land, seismic, drilling and completions, production facilities and pipelines, over both evaluated and unevaluated areas. We have received net field cash flow since first production in March 2003, or under two years, of $129 million. Biloxi Marshlands represents a major and unique expansion of our Company's exploration efforts in our region of focus. The project represents the reality of a vision expanded by the hard work by a team of highly skilled and knowledgeable professionals who made a commitment to redefine an exploration plan that has positioned our Company to move forward to new and similar multiple-prospect, multiple well, lower-risk exploration opportunities as the industry experiences a declining domestic reserve base.

Management is committed to exploring the entire position in this play ensuring our knowledge base for elections of acreage positions prior to the expiration of our option period. With the extensions to the south and east of our original discovery at Atlas, we have successfully developed new and better processing and interpretive techniques that have provided a higher level of confidence for our future drilling efforts, not only at Biloxi but also as we have taken and applied them to other in-house surveys and extended the exploratory concept in our region, our back-yard.

With this knowledge base and experience base, we have defined multiple other such prospect opportunities which will be drilled and tested during 2005 and which we believe have similar trapping conditions and producing characteristics as Biloxi. The Company has set its capital budget at approximately $140 million for new prospect opportunities ranging in depths from shallow to deep, exposing the Company to unrisked reserves of approximately 200 Bcfe.

Review of 2004. During 2004, the Company focused on corporate fundamentals--financial, seismic, land and production. The Company reduced total debt by $77.2 million, reducing its Senior Bank facility from $122.3 million to $75.1 million and sub-debt in full from $20 million. In addition, outstanding Preferred Stock was reduced from a high of $72 million in stated value of shares outstanding, to approximately $31.6 million as a result of conversions to common stock. By year end 2004, the Company's debt to book capitalization had been reduced from 38% to 18%.

During 2004, 20 wells were brought on line, increasing the 2003 average production from 78.3 Mmcfe per day to 96.9 Mmcfe per day or a 24% increase. During 2005, Meridian expects to further increase its reserves, production cash flow and earnings as a result of its strong inventory of prospects and 3-D data base.

Recent Developments. In furthering its focus on organic growth, the Company is continuing to develop its Biloxi Marshlands and similar plays in south Louisiana. Currently the Company's South Apollo prospect is expected to be placed on production within 10-15 days; the Turtle Island Well is expected to be placed on production within 30 days; the Hornet 5 Well has been drilled to its total depth and is expected to be logged and tested during March 2005.

During the last several months, the Company has participated in several State of Louisiana oil and gas lease sales and during 2004 successfully bid on 103 of 105 additional tracts in the area, covering 23,088 acres in and around our current lease holdings. It is believed that our high rate of success is because we hold the only proprietary 3-D seismic over the area.

In an effort to further its development in the Biloxi project area for future years, the Company began the third phase of its 3-D seismic program in January 2005. This approximately 137-square mile 3-D seismic survey is expected to be completed in May 2005. Although Meridian's focus is currently on the Cris I geological time horizon, the survey is designed to look at all shallow and deep objectives.

Industry Conditions. Our revenues, profitability and cash flow are substantially dependent upon prevailing prices for oil and natural gas. Oil and natural gas prices have been extremely volatile in recent years and are affected by many factors outside of our control. The average price we received during the year ended December 31, 2004 was $5.71 per Mcfe compared to $4.80 per Mcfe during the year ended December 31, 2003. Fluctuations in prevailing prices for oil and natural gas have several important consequences to us, including affecting the level of cash flow received from our producing properties, the timing of exploration of certain prospects and our access to capital markets, which could impact our revenues, profitability and ability to maintain or increase our exploration and development program. Refer to Item 7.A., Quantitative and Qualitative Disclosures about Market Risk, for a discussion of commodity price risk management activities utilized to mitigate a portion of the near term effects of this exposure to price volatility.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2004, COMPARED TO YEAR ENDED DECEMBER 31, 2003

Oil and natural gas revenues, which include oil and natural gas hedging activities (see note 12 of notes to consolidated financial statements), during the twelve months ended December 31, 2004, increased $65.3 million (48%) as compared to 2003 revenues due primarily to a 24% increase in production volumes primarily from the Company's previously announced drilling results in the Biloxi Marshlands ("BML") project area and Weeks Island, coupled with successful workover operations in the Company's Ramos and Weeks Island fields, partially offset by natural production declines and property sales during 2003. Further, revenues were enhanced by a 19% increase in average commodity prices on a natural gas equivalent basis. Drilling and workover success increased our average daily production from 78.3 Mmcfe during 2003 to 96.9 Mmcfe for 2004. Oil and natural gas production volume totaled 35,457 Mmcfe for 2004, compared to 28,563 Mmcfe for 2003. During 2004, the Company's drilling activity was primarily focused in the Biloxi Marshlands ("BML") project area and the Weeks Island field. During 2004, the Company drilled or participated in the drilling of 31 wells of which 20 wells were completed and placed on production, representing a 65% success rate. The following table summarizes Meridian's operating revenues, production volumes and average sales prices for the years ended December 31, 2004 and 2003.

                                            Year Ended
                                           December 31,
                                       -------------------    Increase
                                         2004       2003     (Decrease)
                                       --------   --------   ----------
Production:
   Oil (MBbls)                            1,270      1,403      (10%)
   Natural gas (MMcf)                    27,839     20,142       38%
   Natural gas equivalent (MMcfe)        35,457     28,563       24%

Average Sales Price:
   Oil (per Bbl)                       $  28.40   $  24.97       14%
   Natural gas (per Mcf)                   5.98       5.07       18%
   Natural gas equivalent (per Mcfe)       5.71       4.80       19%

Operating Revenues (000's):
   Oil                                 $ 36,060   $ 35,032        3%
   Natural gas                          166,387    102,092       63%
                                       --------   --------      ---
      Total                            $202,447   $137,124       48%
                                       ========   ========      ===

Operating Expenses.

Oil and natural gas operating expenses on an aggregate basis increased $2.7 million (25%) to $14.0 million in 2004, compared to $11.3 million in 2003. On a unit basis, lease operating expenses increased $0.01 per Mcfe to $0.40 per Mcfe for the year 2004 from $0.39 per Mcfe for the year 2003. Oil and natural gas operating expenses increased primarily due to additional operating expenses associated with new wells and facilities in the BML project area and to increased workover activity in the Weeks Island, Ramos and Turtle Bayou fields during the year, partially offset by savings resulting from sold properties in the latter portion of 2003, combined with other cost savings initiated during the current year. In 2005, we expect our anticipated future increases in production to result in a continued reduction in operating costs on a per unit level.

Severance and Ad Valorem Taxes.

Severance and ad valorem taxes increased $1.8 million (23%) to $9.4 million in 2004, compared to $7.6 million in 2003, primarily because of an increase in natural gas production and a higher natural gas tax rate, partially offset by a tax refund from Louisiana for prior periods. Meridian's oil and natural gas production is primarily from Louisiana and is therefore subject to Louisiana severance tax. The severance tax rates for Louisiana are 12.5% of gross oil revenues and $0.208 per Mcfe (effective July 1, 2004) for natural gas. For the first six months of 2004, and the last six months of 2003, the rate was $0.171 per Mcf for natural gas, an increase from $0.122 per Mcf for the first half of 2003. On an equivalent unit of production basis, severance and ad valorem taxes decreased to $0.26 per Mcfe for 2004 from $0.27 per Mcfe for 2003, reflecting a tax refund from Louisiana for prior periods. The per Mcfe cost for 2005 will increase due to a higher anticipated average severance tax rate than what was experienced in 2004.

Depletion and Depreciation.

Depletion and depreciation expense increased $27.5 million (36%) during 2004 to $102.9 million compared to $75.4 million for 2003. This was primarily the result of the 24% increase in production volumes in 2004 over 2003 levels, and an increase in the depletion rate as compared to the 2003 period. On a unit basis, depletion and depreciation expenses increased to $2.90 per Mcfe for 2004, compared to $2.64 per Mcfe for 2003. We are expecting a downward trend in our 2005 depletion rate as we find and develop new reserves during the year.

General and Administrative Expense.

General and administrative expenses, which are net of costs capitalized in our oil and gas properties (see note 18 of notes to consolidated financial statements), increased $3.6 million (31%) to $15.2 million in 2004 compared to $11.6 million for the year 2003, primarily due to an increase in accounting and professional fees associated with implementing the expanded compliance burden required by the Sarbanes-Oxley Act of 2002, an increase in insurance costs primarily due to additional coverage and to increased production activity. On an equivalent unit of production basis, general and administrative expenses increased $0.02 per Mcfe to $0.43 per Mcfe for 2004 compared to $0.41 per Mcfe for 2003. In 2005, we anticipate a reduction in accounting and professional fees.

Interest Expense.

Interest expense decreased $4.3 million (38%) to $7.2 million in 2004 compared to $11.5 million for 2003. The decrease was primarily a result of the reduction in long-term borrowings. With the conversion of the $20 million convertible subordinated notes into common stock and the 2004 net repayments of $57.2 million on our long-term debt, the Company will realize additional future savings in interest. The reduction in long-term debt was partly the result of our August 2004 common stock offering.

Taxes on Income.

The provision for income taxes for 2004 was $19.3 million as compared to $4.2 million for 2003. Income taxes were provided on book income after taking into account permanent differences between book income and taxable income, and after reducing the income tax valuation allowance by $2.7 million in 2003.

Adoption of Statement of Financial Accounting Standards No. 143.

On January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143 ("SFAS No. 143"), "Accounting for Asset Retirement Obligations." As a result, the Company began recording long-term liabilities representing the discounted present value of the estimated asset retirement obligations with offsetting increases in capitalized oil and gas properties. This liability will continue to be accreted to its future value in subsequent reporting periods. The Company has charged approximately $0.6 million and $0.7 million to earnings as accretion expense during 2004 and 2003, respectively. In 2003, the Company recorded a long-term liability of $4.5 million representing the discounted present value of the estimated retirement obligations and an increase in capitalized oil and gas properties of $3.2 million. The cumulative effect of the change in accounting principle for 2003 totaled $1.3 million or $0.02 per share, and was charged to earnings in 2003.

YEAR ENDED DECEMBER 31, 2003, COMPARED TO YEAR ENDED DECEMBER 31, 2002

Oil and natural gas revenues, which include oil and natural gas hedging activities (see note 12 of notes to consolidated financial statements), increased $30.1 million, primarily as a result of an increase in average commodity prices. The following table summarizes Meridian's operating revenues, production volumes and average sales prices for the years ended December 31, 2003 and 2002.

                                            Year Ended
                                           December 31,
                                       -------------------    Increase
                                         2003       2002     (Decrease)
                                       --------   --------   ----------
Production:
   Oil (MBbls)                            1,403      2,213      (37%)
   Natural gas (MMcf)                    20,142     15,578       29%
   Natural gas equivalent (MMcfe)        28,563     28,856       (1%)

Average Sales Price:
   Oil (per Bbl)                       $  24.97   $  24.67        1%
   Natural gas (per Mcf)                   5.07       3.36       51%
   Natural gas equivalent (per Mcfe)       4.80       3.71       29%

Operating Revenues (000's):
   Oil                                 $ 35,032   $ 54,595      (36%)
   Natural gas                          102,092     52,397       95%
                                       --------   --------      ---
      Total                            $137,124   $106,992       28%
                                       ========   ========      ===

Operating Expenses.

Oil and natural gas operating expenses decreased $0.6 million to $11.3 million in 2003, compared to $11.9 million in 2002. Lease operating expenses reflected savings realized on sold properties combined with other cost savings offset by additional operating expenses associated with the Biloxi Marshlands project area. On a unit basis, lease operating expenses decreased $0.02 per Mcfe to $0.39 per Mcfe for the year 2003 from $0.41 per Mcfe for the year 2002.

Severance and Ad Valorem Taxes.

Severance and ad valorem taxes decreased $0.6 million to $7.6 million in 2003, compared to $8.2 million in 2002. This decrease was largely attributable to the decrease in the average tax rate for natural gas and the decrease in oil revenues from the 2002 levels, partially offset by an increase in natural gas production. Meridian's production is primarily from southern Louisiana, and, therefore, is subject to a current tax rate of 12.5% of gross oil revenues and $0.171 per Mcf for natural gas (effective July 2003). The tax rate for natural gas for the first half of 2002 was $0.199 per Mcf and from July 2002 through June 2003 was $0.122 per Mcf. On an equivalent unit of production basis, severance and ad valorem taxes decreased to $0.27 per Mcfe from $0.29 per Mcfe for the comparable period.

Depletion and Depreciation.

Depletion and depreciation expense increased $14.4 million to $75.4 million in 2003 from $61.0 million for 2002. This increase was primarily a result of an increased depletion rate from 2002 levels, partially offset by the 1% decrease in production on an Mcfe basis from the comparable period in 2002. On a unit basis, depletion and depreciation expenses increased to $2.64 per Mcfe for 2003, compared to $2.11 per Mcfe for 2002. The increase in the depletion rate was primarily a result of the 2002 impairment of long-lived assets mentioned below.

General and Administrative Expense.

General and administrative expenses, which are net of costs capitalized in our oil and gas properties (see note 18 of notes to consolidated financial statements), decreased $0.2 million to $11.6 million in 2003 compared to $11.8 million for the year 2002. During the first quarter of 2003 the Company initiated reductions in staff to reflect a change in exploration strategy to lower-risk, higher probability projects, maintaining focus in south Louisiana and southeast Texas. In addition to the reduction in staff during the year, professional services decreased partially offset by an increase in insurance costs primarily for Company directors and officers. On an equivalent unit of production basis, general and administrative expenses were comparable for the two years.

Interest Expense.

Interest expense decreased $2.4 million to $11.5 million in 2003 compared to $13.9 million for 2002. The decrease was primarily a result of the reduction in long-term debt by $51.4 million and the Federal Reserve Bank's decrease in overall interest rates which led to a decrease in the average interest rate on the revolving credit facilities. The funds for the reduction in debt were the result of the August 2003 stock offering, improved cash flow from operations and the sale of certain non-strategic oil and gas properties.

Impairment of Long-Lived Assets.

In 2002, a write-down in oil and natural gas proved undeveloped reserves resulted in the Company recognizing a non-cash impairment of $69.1 million of its oil and natural gas properties under the full cost method of accounting. This was due to a negative revision associated with an unsuccessful well drilled in the Kent Bayou Field in 2002.

Credit Facility Retirement Costs.

During August 2002, the Company replaced its Chase Manhattan Bank Credit Facility with a three-year $175 million underwritten senior secured agreement with Societe Generale and Fortis Capital Corp. Deferred debt costs associated with the prior credit facility of $1.2 million were written off in September 2002.

Taxes on Income.

The provision for income taxes for 2003 was $4.2 million. Income taxes were provided on book income after taking into account permanent differences between book income and taxable income, and after reducing the income tax valuation allowance by $2.7 million.

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

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS. Net cash flows provided by operating activities were $171.2 million for the year ended December 31, 2004, as compared to $91.6 million for the year ended December 31, 2003, an increase of $79.6 million or 87%. This increase was primarily attributable to a $65.3 million increase in revenue due to production and commodity price increases. The year-over-year change in operating assets and liability from December 31, 2003, to December 31, 2004, also accounted for approximately $12 million of increase in net cash flows provided by operating activities.

Net cash flows used in investing activities were $142.5 million for the year ended December 31, 2004, as compared to $67.0 million for the year ended December 31, 2003. The increase was due to an increase in capital expenditures of $70.5 million.

Net cash flows used in financing activities were $17.2 million for the year ended December 31, 2004, as compared to net cash flows used in financing activities of $19.1 million for 2003. During 2004, the Company retired $58.3 million in long-term debt and paid $5.2 million of preferred stock dividends, partially offset by the $45.8 million raised by selling common stock.

COMMON STOCK. In August 2004, the Company completed a public offering of 13,800,000 shares of Common Stock at a price of $7.25 per share. The total proceeds of the offering, net of issuance costs, received by the Company were approximately $94.6 million. The Company repurchased all of the 7,082,030 shares of its Common Stock that were beneficially owned by Shell Oil Company for $49.3 million and a portion of the remaining proceeds of that equity offering were used to repay borrowings under the Company's senior secured credit agreement, which resulted in an increase in funds available to the Company to accelerate planned capital expenditures for drilling activities and related pipeline construction. The repurchased 7,082,030 shares of Common Stock that were held in Treasury Stock were retired as of September 30, 2004.

In August 2003, the Company completed a private offering of 8,703,537 shares of Common Stock at a price of $3.87 per share. The total proceeds of the offering, net of issuance costs, received by the Company were approximately $33.0 million. The Company used the majority of these funds to retire $31.8 million in long-term debt, with the remainder of the proceeds being used for exploration activities and other general corporate purposes. As discussed below, during the nine months ended September 30, 2004, approximately 6.5 million shares of common Stock and approximately 4.2 million shares of Common stock were issued for the early conversion and retirement of the 9 1/2 % Convertible Subordinated Notes.

CURRENT CREDIT FACILITY. On December 23, 2004, the Company amended its existing credit facility to provide for a four-year $200 million senior secured credit facility (the "Credit Facility") with Fortis Capital Corp., as administrative agent, sole lead arranger and bookrunner; Comerica Bank as syndication agent; and Union Bank of California as documentation agent. Bank of Nova Scotia and Allied Irish Banks p.l.c. completed the syndication group. The initial borrowing base under the Credit Facility is $130 million. As of December 31, 2004, outstanding borrowings under the Credit Facility totaled $75.1 million.

The Credit Facility is subject to semi-annual borrowing base redeterminations on April 30 and October 31 of each year. In addition to the scheduled semi-annual borrowing base redeterminations, the lenders or the Company have the right to redetermine the borrowing base at any time, provided that no party can request more than one such redetermination between the regularly scheduled borrowing base redeterminations.

Obligations under the Credit Facility are secured by pledges of outstanding capital stock of the Company's subsidiaries and by a first priority lien on not less than 75% (95% in the case of an event of default) of its present value of proved oil and gas properties. In addition, the Company is required to deliver to the lenders and maintain satisfactory title opinions covering not less than 70% of the present value of proved oil and gas properties. The Credit Facility also contains other restrictive covenants, including, among other items, maintenance of certain financial ratios, restrictions on cash dividends on Common Stock and under certain circumstances Preferred Stock, limitations on the redemption of Preferred Stock and an unqualified audit report on the Company's consolidated financial statements, with all of which the Company is in compliance.

Under the Credit Facility, the Company may secure either (i) (a) an alternative base rate loan that bears interest at a rate per annum equal to the greater of the administrative agent's prime rate; or (b) federal funds-based rate plus 1/2 of 1%, plus an additional 0.5% to 1.25% depending on the ratio of the aggregate outstanding loans and letters of credit to the borrowing base or; (ii) a Eurodollar base rate loan that bears interest, generally, at a rate per annum equal to the London interbank offered rate ("LIBOR") plus 1.5% to 2.25%, depending on the ratio of the aggregate outstanding loans and letters of credit to the borrowing base. At December 31, 2004, the three-month LIBOR interest rate was 2.56%. The Credit Facility also provides for commitment fees of 0.375% calculated on the difference between the borrowing base and the aggregate outstanding loans under the Credit Facility.

FORMER CREDIT FACILITY. During August 2002, the Company replaced its Chase Manhattan Bank Credit Facility with a three-year $175 million underwritten senior secured credit agreement (the "Former Credit Agreement") with Societe Generale as administrative agent, lead arranger and book runner, and Fortis Capital Corporation, as co-lead arranger and documentation agent. Borrowings under the Former Credit Agreement were to mature on November 15, 2005, as extended by an amendment dated November 8, 2004. The amendment was subject to an extension fee of $450,000 to be paid in the event the Credit Facility had not been paid or refinanced by January 3, 2005.

The borrowing base was set at $127.5 million effective on October 31, 2004. Credit Facility payments of $48.3 million were made during the first nine months of 2004, bringing the outstanding balance to $74 million as of September 30, 2004. The Company made a final debt repayment of $74 million on December 23, 2004, which paid off in full this loan agreement.

In addition to the scheduled quarterly borrowing base redeterminations, the lenders or borrower, under the Former Credit Agreement, had the right to redetermine the borrowing base at any time, once during each calendar year. Borrowings under the Former Credit Agreement were secured by pledges of outstanding capital stock of the Company's subsidiaries and a mortgage on the Company's oil and natural gas properties of at least 90% of its present value of proved properties. On October 25, 2004, the Company notified Societe Generale that the present value of the mortgaged oil and gas properties total 86%. The Company received a waiver of the 90% test in anticipation of the new Fortis senior secured credit facility requiring only a 75% mortgage test. The Former Credit Agreement contained various restrictive covenants, including, among other items, maintenance of certain financial ratios and restrictions on cash dividends on Common Stock and under certain circumstances Preferred Stock, and an unqualified audit report on the Company's consolidated financial statements.

Under the Former Credit Agreement, the Company could have secured either (i) (a) an alternative base rate loan that bears interest at a rate per annum equal to the greater of the administrative agent's prime rate; or (b) federal funds-based rate plus 0.5%, plus an additional 0.5% to 1.5% depending on the ratio of the aggregate outstanding loans and letters of credit to the borrowing base or; (ii) a Eurodollar base rate loan that bears interest, generally, at a rate per annum equal to the London interbank offered rate ("LIBOR") plus 1.5% to 2.5%, depending on the ratio of the aggregate outstanding loans and letters of credit to the borrowing base. The Former Credit Agreement also provided for commitment fees ranging from 0.375% to 0.5% per annum.

SUBORDINATED CREDIT AGREEMENT The Company extended and amended a short-term subordinated credit agreement with Fortis Capital Corporation for $25 million on April 5, 2002, with a maturity date of December 31, 2004. The notes were unsecured and contained customary events of default, but did not contain any maintenance or other restrictive covenants. The interest rate was LIBOR plus 5.5% from January 1, 2003, through August 31, 2003, and LIBOR plus 6.5% from September 1, 2003, through December 31, 2004. At December 31, 2004, the three-month LIBOR rate was 2.56%. Note payments totaling $6.25 million were paid in 2002, with an additional $8.75 million paid in 2003. A note payment of $5 million was made during April 2004, with the remaining $5 million paid in December 2004.

9 1/2% CONVERTIBLE SUBORDINATED NOTES During June 1999, the Company completed private placements of an aggregate of $20 million of its 9 1/2% Convertible Subordinated Notes due June 18, 2005. The Notes were unsecured and contained customary events of default, but did not contain any maintenance or other restrictive covenants. Interest was payable on a quarterly basis. The Company was in compliance with the financial covenants under this agreement.

During March 2002, the Company and the holders of the Notes amended the conversion price from $7.00 to $5.00 per share. The Notes were convertible at any time by the holders of the Notes into shares of the Company's Common Stock, $0.01 par value, utilizing the conversion price. The conversion price was subject to customary anti-dilution provisions. The holders of the Notes were granted registration rights with respect to the shares of Common Stock that would be issued upon conversion of the Notes.

During March 2004, the notes were converted into 4.0 million shares of the Company's Common Stock at a conversion price of $5.00 per share, and included an additional non-cash conversion expense of approximately $1.2 million that was incurred and paid via the issuance of Common Stock priced at market. All of the Common Stock issued in connection with the conversion of the notes was issued under Section 4(2) of the Securities Act.

8.5% REDEEMABLE CONVERTIBLE PREFERRED STOCK. A private placement under Section 4(2) and Regulation D of the Securities Act of $66.85 million of 8.5% redeemable convertible preferred stock was completed during May 2002. The preferred stock is convertible into shares of the Company's Common Stock at a conversion price of $4.45 per share. Dividends are payable semi-annually in cash or additional preferred stock. At the option of the Company, one-third of the preferred shares can be forced to convert to Common Stock if the closing price of the Company's Common Stock exceeds 150% of the conversion price for 30 out of 40 consecutive trading days on the New York Stock Exchange. The preferred stock is subject to redemption at the option of the Company after March 2005, and mandatory redemption on March 31, 2009. The holders of the preferred stock have been granted registration rights with respect to the shares of Common Stock issued upon conversion of the preferred stock. In the last quarter of 2003, $12.2 million of preferred stock was converted into 2.7 million shares of Common Stock.

In June 2004, the Company exercised its right, as described above, to convert one-third of its remaining issued and outstanding preferred stock into shares of Common Stock. The conversion was completed on a pro-rata basis and included a cash payment for accrued and unpaid dividends through the June 8, 2004, conversion date, at which time dividends ceased to accrue on the converted shares. During the year 2004, a total of $28.9 million of preferred stock was converted into 6.5 million shares of Common Stock.

CAPITAL EXPENDITURES. Capital expenditures in 2004 consisted of $142 million for property and equipment additions primarily related to exploration and development of various prospects, including leases, seismic data acquisitions, production facilities, and related drilling and workover activities. Our strategy is to blend exploration drilling activities with high-confidence workover and development projects selected from our broad asset inventory in order to capitalize on periods of high commodity prices. This strategy brought on production and added reserves sooner than the drilling of deep, higher risk exploration wells.

The 2005 capital expenditures plan is currently forecast at approximately $140 million. The final projects will be determined based on a variety of factors, including prevailing prices for oil and natural gas, our expectations as to future pricing and the level of cash flow from operations. We currently anticipate funding the 2005 plan primarily utilizing cash flow from operations. When appropriate, excess cash flow from operations beyond that needed for the 2005 capital expenditures plan will be used to de-lever the Company by development of exploration discoveries or direct payment of debt.

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

CASH OBLIGATIONS. The following summarizes the Company's contractual obligations at December 31, 2004 and the effect such obligations are expected to have on its liquidity and cash flow in future periods (in thousands):

                                     LESS THAN     1-3      AFTER
                                      ONE YEAR    YEARS    3 YEARS     TOTAL
                                     ---------   -------   -------   --------
Short and long term debt               $  870    $    --   $75,129   $ 75,999
Interest                                3,381      6,762     3,306     13,449
Dividends                               2,685      5,370     3,356     11,411
Non-cancelable operating leases         2,537      1,847        25      4,409
                                       ------    -------   -------   --------
Total contractual cash obligations     $9,473    $13,979   $81,816   $105,268

DIVIDENDS. It is our policy to retain existing cash for reinvestment in our business, and therefore, we do not anticipate that dividends will be paid with respect to the Common Stock in the foreseeable future.

For the year ended December 31, 2004, $3.5 million of dividends were accumulated (net of $0.4 million of deferred preferred stock offering costs amortized during 2004), of which $2.2 million was paid in cash in July 2004 and $1.3 million was paid in cash in January 2005. During 2003, dividends of $6.0 million were accumulated (net of $0.6 million of deferred preferred stock offering costs amortized during 2003), of which $3.0 million was satisfied with the issuance of additional shares of redeemable preferred stock and $3.0 million was paid in cash in January 2004. Dividends of $3.9 million were accumulated during 2002 (net of $0.4 million of deferred preferred stock offering costs amortized during 2002), of which $1.1 million was paid in cash and $2.84 million was satisfied with the issuance of additional shares of redeemable preferred stock.

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

PROPERTY AND EQUIPMENT. The Company follows the full cost method of accounting for its investments in oil and natural gas properties. All costs incurred with the acquisition, exploration and development of oil and natural gas properties, including unproductive wells, are capitalized. Under the full cost method of accounting, such costs may be incurred both prior to or after the acquisition of a property and include lease acquisitions, geological and geophysical services, drilling, completion and equipment. Included in capitalized costs are general and administrative costs that are directly related to acquisition, exploration and development activities, and which are not related to production, general corporate overhead or similar activities. For the years 2004, 2003, and 2002, such capitalized costs totaled $11.9 million, $10.0 million, and $11.7 million, respectively. General and administrative costs related to production and general overhead are expensed as incurred.

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

Due to the imprecision in estimating oil and natural gas revenues as well as the potential volatility in oil and gas prices and their effect on the carrying value of our proved oil and gas reserves, there can be no assurance that write-downs in the future will not be required as a result of factors that may negatively affect the present value of proved oil and natural gas reserves and the carrying value of oil and natural gas properties, including volatile oil and natural gas prices, downward revisions in estimated proved oil and natural gas reserve quantities and unsuccessful drilling activities.

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

The Company's results of operations and operating cash flows are impacted by changes in market prices for oil and natural gas. To mitigate a portion of the exposure to adverse market changes, the Company has entered into various swap agreements. These swaps allow the Company to predict with greater certainty the effective oil and natural gas prices to be received for our hedged production. Although derivatives often fail to achieve 100% effectiveness for accounting purposes, our derivative instruments continue to be highly effective in achieving the risk management objectives for which they were intended. These swaps have been designated as cash flow hedges as provided by FAS 133 and any changes in fair value are recorded in other comprehensive income until earnings are affected by the variability in cash flows of the designated hedged item. Any changes in fair value resulting from the ineffectiveness of the hedge are reported in the consolidated statement of operations as a component of revenues. The Company recognized minimal losses related to hedge ineffectiveness during the two years ended December 31, 2003, and a gain of $126,000 during the year ended December 31, 2004.

During the year ended December 31, 2004, the change in estimated fair value of the Company's oil and natural gas swaps was an unrealized loss of $2.4 million ($1.6 million net of tax) which is recognized in other comprehensive income. Based upon December 31, 2004, oil and natural gas commodity prices, approximately $2.4 million of the loss deferred in other comprehensive income could potentially lower gross revenues in 2005. The swap agreements expire at various dates through October 31, 2005.

Net settlements under these swap agreements reduced oil and natural gas revenues by $18,624,000 and $14,916,000 and $1,183,000 for the years ended December 31,
2004, 2003, and 2002, respectively.

See Item 7.A., Quantitative and Qualitative Disclosures about Market Risk, for additional discussion of disclosures about market risk.

FAIR VALUE OF FINANCIAL INSTRUMENTS. Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, bank borrowings and subordinated notes. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the highly liquid nature of these short-term instruments. The fair values of the bank borrowings approximate the carrying amounts as of December 31, 2004 and 2003, and were determined based upon variable interest rates currently available to us for borrowings with similar terms. Based on quoted market prices as of the respective dates, the fair value of our subordinated notes due 2005 was $19.6 million at December 31, 2003. The carrying value of our subordinated notes was $20 million at December 31, 2003.

NEW ACCOUNTING PRONOUNCEMENTS. On September 28, 2004, the SEC released Staff Accounting Bulletin ("SAB") 106 regarding the application of SFAS 143, "Accounting for Asset Retirement Obligations ("AROs")," by oil and gas producing companies following the full cost accounting method. Pursuant to SAB 106, oil and gas producing companies that have adopted SFAS 143 should exclude the future cash outflows associated with settling AROs (ARO liabilities) from the computation of the present value of estimated future net revenues for the purposes of the full cost ceiling calculation. In addition, estimated dismantlement and abandonment costs, net of estimated salvage values, that have been capitalized (ARO assets) should be included in the amortization base for computing depreciation, depletion and amortization expense. Disclosures are required to include discussion of how a company's ceiling test and depreciation, depletion and amortization calculations are impacted by the adoption of SFAS
143. SAB 106 is effective prospectively as of the beginning of the first fiscal quarter beginning after October 4, 2004. Since our adoption of SFAS 143 on January 1, 2003, we have calculated the ceiling test and our depreciation, depletion and amortization expense in accordance with the interpretations set forth in SAB 106; therefore, the adoption of SAB 106 had no effect on our financial statements.

In December 2004, the FASB issued SFAS No. 123R which is a replacement statement to SFAS No. 123 entitled "Share-Based Payment." This statement also amends SFAS Statement 95. This statement addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees," and generally would require instead that such transactions be accounted for using a fair-value-based method. This statement would be effective for interim periods beginning after June 15, 2005. The impact on the results of operations would be similar to the pro forma disclosures included in the notes to the financial statements.

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

Drilling Risks. Our decision to purchase, explore, develop or otherwise exploit a prospect or property will depend in part on the evaluation of data obtained through geophysical and geological analysis, production data and engineering studies, which may be imprecise. Therefore, we cannot assure you that all of our drilling activities will be successful or that we will not drill uneconomical wells. The occurrence of unexpected drilling results could cause the actual results to differ from those reflected in our forward-looking statements.

Uncertainties in Estimating Reserves and Future Net Cash Flows. Reserve engineering is a subjective process of estimating the recovery from underground accumulations of oil and natural gas we cannot measure in an exact manner, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Reserve estimates may be imprecise and may be expected to change as additional information becomes available. There are numerous uncertainties inherent in estimating quantities and values of proved reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond our control. The quantities of oil and natural gas that we ultimately recover, production and operating costs, the amount and timing of future development expenditures and future oil and natural gas sales prices may differ from those assumed in these estimates. Significant downward revisions to our existing reserve estimates could cause the actual results to differ from those reflected in our forward-looking statements.

Borrowing base for the Credit Facility. The Credit Agreement with Fortis Capital Corp. is presently scheduled for borrowing base redetermination dates on a semi-annual basis, with the next such redetermination scheduled for April 30, 2005. The borrowing base is redetermined on numerous factors including current reserve estimates, reserves that have recently been added, current commodity prices, current production rates and estimated future net cash flows. These factors have associated risks with each of them. Significant reductions or increases in the borrowing base will be determined by these factors, which, to a significant extent, are not under the Company's control.

ITEM 7.A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is from time to time exposed to market risk from changes in interest rates and hedging contracts. A discussion of the market risk exposure in financial instruments follows.

INTEREST RATES

We are subject to interest rate risk on our long-term fixed interest rate debt and variable interest rate borrowings. Our long-term borrowings primarily consist of borrowings under the Credit Facility. Since interest charged borrowings under the Credit Facility floats with prevailing interest rates (except for the applicable interest period for Eurodollar loans), the carrying value of borrowings under the Credit Facility should approximate the fair market value of such debt. Changes in interest rates, however, will change the cost of borrowing. Assuming $75.1 million remains borrowed under the Credit Facility, we estimate our annual interest expense will change by $0.75 million for each 100 basis point change in the applicable interest rates utilized under the Credit Facility.

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

The Notional Amount is equal to the total net volumetric hedge position of the Company during the periods presented. The positions effectively hedge approximately 41% of our proved developed natural gas production and 38% of our proved developed oil production during the respective terms of the hedging agreements. The fair values of the hedges are based on the difference between the strike price and the New York Mercantile Exchange future prices for the applicable trading months.

The fair value of our hedging agreements is recorded on our consolidated balance sheet as assets or liabilities. The estimated fair value of our hedging agreements as of December 31, 2004, is provided below (see the Company's website at www.tmrc.com for a quarterly breakdown of the Company's hedge position for 2005 and beyond):

                                                                            Fair Value
                                            Swap / Floor      Ceiling      December 31,
                                 Notional       Price          Price           2004
                        Type      Amount    ($ per unit)   ($ per unit)   (in thousands)
                       ------   ---------   ------------   ------------   --------------
NATURAL GAS (MMBTU)
Jan 2005 - Jun 2005     Swap      910,000      $ 3.74            N/A         $(2,175)
Apr 2005 - Oct 2005     Swap    2,610,000      $ 6.34            N/A             492
Jan 2005 - Mar 2005    Collar   2,970,000      $ 7.00         $13.00           2,942
Apr 2005 - Oct 2005    Collar   2,600,000      $ 6.50         $ 7.90           1,751
                                                                             -------
   Total Natural Gas                                                           3,010
                                                                             -------

CRUDE OIL (BBLS)
Jan 2005 - Jul 2005     Swap      266,000      $23.00            N/A          (5,308)
                                                                             -------
   Total Crude Oil                                                            (5,308)
                                                                             -------
                                                                             $(2,298)
                                                                             =======

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          Index to Financial Statements

Below is an index to the financial statements and notes contained in Financial Statements and Supplementary Data.

                                                                            Page
                                                                            ----
Reports of Independent Registered Public Accounting Firms................    37
Consolidated Statements of Operations....................................    39
Consolidated Balance Sheets..............................................    40
Consolidated Statements of Cash Flows....................................    42
Consolidated Statements of Stockholders' Equity..........................    43
Consolidated Statements of Comprehensive Income (Loss)...................    44
Notes to Consolidated Financial Statements...............................    45
   1.    Organization and Basis of Presentation..........................    45
   2.    Summary of Significant Accounting Policies......................    45
   3.    Asset Retirement Obligations....................................    50
   4.    Impairment of Long-lived Assets.................................    51
   5.    Debt............................................................    51
   6.    Lease Obligations...............................................    53
   7.    Commitments and Contingencies...................................    53
   8.    Taxes on Income.................................................    55
   9.    8.5% Redeemable Convertible Preferred Stock.....................    57
   10.   Stockholders' Equity............................................    57
   11.   Profit Sharing and Savings Plan.................................    60
   12.   Oil and Natural Gas Hedging Activities..........................    62
   13.   Major Customers.................................................    63
   14.   Related Party Transactions......................................    63
   15.   Earnings Per Share..............................................    65
   16.   Accrued Liabilities.............................................    65
   17.   Subsequent Event................................................    66
   18.   Quarterly Results of Operations (Unaudited).....................    66
   19.   Supplemental Oil and Natural Gas Disclosures (Unaudited)........    67

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
The Meridian Resource Corporation

We have audited the accompanying consolidated balance sheets of The Meridian Resource Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity, cash flows, and comprehensive income (loss) for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Meridian Resource Corporation and subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the consolidated financial statements, effective January 1, 2003, the Company changed its method of accounting for asset retirement obligations.


                                        (BDO SEIDMAN, LLP)

Houston, Texas
March 10, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
The Meridian Resource Corporation

We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of The Meridian Resource Corporation and subsidiaries for the year ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of The Meridian Resource Corporation and subsidiaries for the year ended December 31, 2002, in conformity with U.S. generally accepted accounting principles.

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


                                        (Ernst & Young LLP)

Houston, Texas
April 8, 2003, except for Note 4,
as to which the date is April 15, 2003

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       (thousands, except per share data)

                                                             YEAR ENDED DECEMBER 31,
                                                         ------------------------------
                                                           2004       2003       2002
                                                         --------   --------   --------
REVENUES:
   Oil and natural gas                                   $202,447   $137,124   $106,992
   Price risk management activities                           126         --         --
   Interest and other                                         545        355        478
                                                         --------   --------   --------
                                                          203,118    137,479    107,470
                                                         --------   --------   --------
OPERATING COSTS AND EXPENSES:
   Oil and natural gas operating                           14,035     11,260     11,935
   Severance and ad valorem taxes                           9,394      7,608      8,235
   Depletion and depreciation                             102,915     75,441     60,972
   General and administrative                              15,169     11,610     11,820
   Accretion expense                                          601        667         --
   Write-down of securities held                              195         --         --
   Impairment of long-lived assets                             --         --     69,124
                                                         --------   --------   --------
                                                          142,309    106,586    162,086
                                                         --------   --------   --------
EARNINGS (LOSS) BEFORE OTHER EXPENSES & INCOME TAXES       60,809     30,893    (54,616)
                                                         --------   --------   --------
OTHER EXPENSES:
   Interest expense                                         7,154     11,496     13,928
   Debt conversion expense                                  1,188         --         --
   Credit facility retirement costs                            --         --      1,202
                                                         --------   --------   --------
                                                            8,342     11,496     15,130
                                                         --------   --------   --------
EARNINGS (LOSS) BEFORE INCOME TAXES                        52,467     19,397    (69,746)
                                                         --------   --------   --------
INCOME TAXES:
   Current                                                    834       (731)       298
   Deferred                                                18,508      4,980    (22,300)
                                                         --------   --------   --------
                                                           19,342      4,249    (22,002)
                                                         --------   --------   --------
EARNINGS (LOSS) BEFORE CUMULATIVE
   EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                33,125     15,148    (47,744)
   Cumulative effect of change in accounting principle         --     (1,309)        --
                                                         --------   --------   --------
NET EARNINGS (LOSS)                                        33,125     13,839    (47,744)
   Dividends on preferred stock                             3,877      6,593      4,268
                                                         --------   --------   --------
NET EARNINGS (LOSS) APPLICABLE
   TO COMMON STOCKHOLDERS                                $ 29,248   $  7,246   $(52,012)
                                                         ========   ========   ========
NET EARNINGS (LOSS) PER SHARE BEFORE CUMULATIVE
   EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE:
   Basic                                                 $   0.41   $   0.16   $  (1.05)
   Diluted                                               $   0.37   $   0.15   $  (1.05)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
   PRINCIPLE PER SHARE:
Basic and Diluted                                        $     --   $  (0.02)  $     --
NET EARNINGS (LOSS) PER SHARE:
   Basic                                                 $   0.41   $   0.14   $  (1.05)
   Diluted                                               $   0.37   $   0.13   $  (1.05)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
   Basic                                                   72,084     53,325     49,763
   Diluted                                                 79,033     57,144     49,763

                 See notes to consolidated financial statements.

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (thousands of dollars)

                                                                    DECEMBER 31,
                                                              -----------------------
                                                                 2004         2003
                                                              ----------   ----------
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                     $   24,297   $   12,821
Restricted cash                                                      891           --
Accounts receivable, less allowance for doubtful accounts
   $242 [2004] and $251 [2003]                                    27,763       24,703
Prepaid expenses and other                                         2,263        1,586
Assets from price risk management activities                       5,705          584
                                                              ----------   ----------
   Total current assets                                           60,919       39,694
                                                              ----------   ----------
PROPERTY AND EQUIPMENT:
Oil and natural gas properties, full cost method (including
   $34,731 [2004] and $30,542 [2003] not
   subject to depletion)                                       1,377,649    1,230,643
Land                                                                 478          478
Equipment                                                         10,039        9,931
                                                              ----------   ----------
                                                               1,388,166    1,241,052
Less accumulated depletion and depreciation                      938,965      836,368
                                                              ----------   ----------
      Total property and equipment, net                          449,201      404,684
                                                              ----------   ----------
OTHER ASSETS                                                       2,272        4,022
                                                              ----------   ----------
TOTAL ASSETS                                                  $  512,392   $  448,400
                                                              ==========   ==========

                 See notes to consolidated financial statements.

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (continued)
                             (thousands of dollars)

                                                                         DECEMBER 31,
                                                                    ---------------------
                                                                       2004        2003
                                                                    ---------   ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                    $  14,983   $   8,692
Revenues and royalties payable                                          8,117      12,435
Due to affiliates                                                       3,866         303
Notes payable                                                             870         194
Accrued liabilities                                                    21,406      12,074
Liabilities from price risk management activities                       8,003       9,768
Asset retirement obligations                                            1,331         953
Current income taxes payable                                              105         415
Current portion long-term debt                                             --      10,000
                                                                    ---------   ---------
   Total current liabilities                                           58,681      54,834
                                                                    ---------   ---------
LONG-TERM DEBT                                                         75,129     122,320
                                                                    ---------   ---------
9 1/2% CONVERTIBLE SUBORDINATED NOTES                                      --      20,000
                                                                    ---------   ---------
OTHER:
Deferred income taxes                                                  22,639         931
Liabilities from price risk management activities                          --       2,385
Asset retirement obligations                                            8,293       3,149
Other                                                                      20          --
                                                                    ---------   ---------
                                                                       30,952       6,465
                                                                    ---------   ---------

COMMITMENTS AND CONTINGENCIES (NOTES 6, 7 AND 11)                          --          --
                                                                    ---------   ---------
REDEEMABLE PREFERRED STOCK:
Preferred stock, $1.00 par value (1,500,000 shares authorized,
   315,886 [2004] and 604,460 [2003] shares of Series C
   Redeemable Convertible Preferred Stock issued at stated value)      31,589      60,446
                                                                    ---------   ---------
STOCKHOLDERS' EQUITY:
Common stock, $0.01 par value (200,000,000 shares authorized,
   79,215,394 [2004] and 61,724,597 [2003] issued)                        821         644
Additional paid-in capital                                            490,351     394,177
Accumulated deficit                                                  (173,244)   (202,492)
Accumulated other comprehensive loss                                   (1,574)     (7,704)
Unamortized deferred compensation                                        (313)       (290)
                                                                    ---------   ---------

   Total stockholders' equity                                         316,041     184,335
                                                                    ---------   ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 512,392   $ 448,400
                                                                    =========   =========

                See notes to consolidated financial statements.

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (thousands of dollars)

                                                              YEAR ENDED DECEMBER 31,
                                                         --------------------------------
                                                            2004       2003        2002
                                                         ---------   --------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)                                      $  33,125   $ 13,839   $ (47,744)
Adjustments to reconcile net earnings (loss) to net
   cash provided by operating activities:
   Cumulative effect of change in accounting principle          --      1,309          --
   Depletion and depreciation                              102,915     75,441      60,972
   Amortization of other assets                              1,506      1,715       2,057
   Non-cash compensation                                     1,577      1,330       1,630
   Non-cash price risk management activities                  (126)        --          --
   Credit facility retirement costs                             --         --       1,202
   Debt conversion expense                                   1,188         --          --
   Write-down of securities held                               195         --          --
   Accretion expense                                           601        667          --
   Impairment of long-lived assets                              --         --      69,124
   Deferred income taxes                                    18,508      4,980     (22,300)
Changes in assets and liabilities:
   Restricted cash                                            (891)        --          --
   Accounts receivable                                      (3,060)      (536)        (58)
   Due from affiliates                                          --      1,557        (713)
   Prepaid expenses and other                                 (677)       635        (396)

   Accounts payable                                          6,291     (8,150)    (19,110)
   Due to affiliates                                         3,563        303          --
   Revenues and royalties payable                           (4,318)        57       2,582
   Accrued liabilities and other                            11,094     (1,525)     (4,723)
                                                         ---------   --------   ---------
Net cash provided by operating activities                  171,491     91,622      42,523
                                                         ---------   --------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment                    (142,436)   (71,920)    (76,842)
   Sale of property and equipment                              (72)     4,893        (272)
                                                         ---------   --------   ---------
Net cash used in investing activities                     (142,508)   (67,027)    (77,114)
                                                         ---------   --------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Redeemable preferred stock                                   --         --      66,850
   Proceeds from long-term debt                             75,129         --     165,000
   Reductions in long-term debt                           (132,320)   (51,430)   (196,250)
   Proceeds - Notes payable                                  2,537      1,888       1,592
   Reductions - Notes payable                               (1,861)    (2,525)     (1,524)
   Repurchase of common stock                              (49,291)        --          --
   Issuance of stock/exercise of stock options              94,777     33,185         307
   Preferred dividends                                      (5,248)        --      (1,102)
   Additions to deferred loan costs                         (1,230)      (179)     (7,335)
                                                         ---------   --------   ---------
Net cash provided by (used in) financing activities        (17,507)   (19,061)     27,538
                                                         ---------   --------   ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS                     11,476      5,534      (7,053)
   Cash and cash equivalents at beginning of year           12,821      7,287      14,340
                                                         ---------   --------   ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR                 $  24,297   $ 12,821   $   7,287
                                                         =========   ========   =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Non-cash financing activities:
   Conversion of preferred stock                         $ (27,734)  $     --   $      --
   Conversion of subordinated debt                       $ (20,000)  $     --   $      --


                See notes to consolidated financial statements.

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
           YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004 (in thousands)

                                                                                      Accumulated
                                        Common Stock      Additional                     Other
                                     ------------------     Paid-In    Accumulated   Comprehensive
                                     Shares   Par Value     Capital     (Deficit)        Loss
                                     ------   ---------   ----------   -----------   -------------
Balance, December 31, 2001           47,974     $553       $393,280     $(157,726)      $  (185)
   Issuance of rights to common
      stock                              --        4          1,596            --            --
   Company's 401(k) plan
      contribution                      172       --         (1,075)           --            --
   Issuance of shares as
      compensation                    1,941       --        (15,586)           --            --
   Fractional share adjustments           2       --             --            --            --
   Compensation expense                  --       --             --            --            --
   Accum. other comprehensive
      loss, net of taxes of $2,560       --       --             --            --        (4,753)
   Preferred dividends                   --       --             --        (4,268)           --
   Net loss                              --       --             --       (47,744)           --
                                     ------     ----       --------     ---------       -------
Balance, December 31, 2002           50,089      557        378,215      (209,738)       (4,938)
   Issuance of rights to common
      stock                              --        8          1,256            --            --
   Company's 401(k) plan
      contribution                      109       --           (498)           --            --
   Exercise of stock options             80        1             78            --            --
   Compensation expense                  --       --             --            --            --
   Issuance of shares frm stock
      offering                        8,704       50          3,456            --            --
   Accum. other comprehensive
      income                             --       --             --            --        (2,766)
   Issuance for conversion of
      pref stock                      2,743       28         11,670            --            --
   Preferred dividends                   --       --             --        (6,593)           --
   Net earnings                          --       --             --        13,839            --
                                     ------     ----       --------     ---------       -------
Balance, December 31, 2003           61,725      644        394,177      (202,492)       (7,704)
   Issuance of rights to common
      stock                              --        3          1,597            --            --
   Company's 401(k) plan
      contribution                       52       --            343            --            --
   Exercise of stock options             27       --            131            --            --
   Compensation expense                  --       --             --            --            --
   Accum. other comprehensive
      income                             --       --             --            --         5,945
   Write-down of securities held         --       --             --            --           185
   Issuance for conversion of
      pref stock                      6,484       65         27,669            --            --
   Issuance for conversion of sub
      debt                            4,209       42         21,146            --            --
   Issuance of shares frm stock
      offering                       13,800      138         94,508            --            --
   Repurchase of common stock            --       --             --            --            --
   Retirement of treasury stock
      (09/04)                        (7,082)     (71)       (49,220)           --            --
   Preferred dividends                   --       --             --        (3,877)           --
   Net earnings                          --       --             --        33,125            --
                                     ------     ----       --------     ---------       -------
Balance, December 31, 2004           79,215     $821       $490,351     $(173,244)      $(1,574)
                                     ======     ====       ========     =========       =======


                                      Unamortized     Treasury Stock
                                       Deferred     ------------------
                                     Compensation    Shares     Cost       Total
                                     ------------   -------   --------   --------
Balance, December 31, 2001             $  (386)       5,892   $(47,315)  $188,221
   Issuance of rights to common
      stock                             (1,600)          --         --         --
   Company's 401(k) plan
      contribution                          --         (172)     1,382        307
   Issuance of shares as
      compensation                          --       (1,941)    15,586         --
   Fractional share adjustments             --           --         --         --
   Compensation expense                  1,630           --         --      1,630
   Accum. other comprehensive
      loss, net of taxes of $2,560          --           --         --     (4,753)
   Preferred dividends                      --           --         --     (4,268)
   Net loss                                 --           --         --    (47,744)
                                       -------       ------   --------   --------
Balance, December 31, 2002                (356)       3,779    (30,347)   133,393
   Issuance of rights to common
      stock                             (1,264)          --         --         --
   Company's 401(k) plan
      contribution                          --          (93)       747        249
   Exercise of stock options                --          (22)       177        256
   Compensation expense                  1,330           --         --      1,330
   Issuance of shares frm stock
      offering                              --       (3,664)    29,423     32,929
   Accum. other comprehensive
      income                                --           --         --     (2,766)
   Issuance for conversion of
      pref stock                            --           --         --     11,698
   Preferred dividends                      --           --         --     (6,593)
   Net earnings                             --           --         --     13,839
                                       -------       ------   --------   --------
Balance, December 31, 2003                (290)          --         --    184,335
   Issuance of rights to common
      stock                             (1,600)          --         --         --
   Company's 401(k) plan
      contribution                          --           --         --        343
   Exercise of stock options                --           --         --        131
   Compensation expense                  1,577           --         --      1,577
   Accum. other comprehensive
      income                                --           --         --      5,945
   Write-down of securities held            --           --         --        185
   Issuance for conversion of
      pref stock                            --           --         --     27,734
   Issuance for conversion of sub
      debt                                  --           --         --     21,188
   Issuance of shares frm stock
      offering                              --           --         --     94,646
   Repurchase of common stock               --       (7,082)   (49,291)   (49,291)
   Retirement of treasury stock
      (09/04)                               --        7,082     49,291         --
   Preferred dividends                      --           --         --     (3,877)
   Net earnings                             --           --         --     33,125
                                       -------       ------   --------   --------
Balance, December 31, 2004             $  (313)          --   $     --   $316,041
                                       =======       ======   ========   ========

                 See notes to consolidated financial statements.

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                             (thousands of dollars)

                                                                YEAR ENDED DECEMBER 31,
                                                             -----------------------------
                                                               2004      2003       2002
                                                             -------   --------   --------
Net earnings (loss) applicable to common stockholders        $29,248   $  7,246   $(52,012)
Other comprehensive income (loss), net of tax, for
   unrealized losses from hedging activities:
   Unrealized holding losses arising during period            (6,161)   (12,461)    (5,522)
   Reclassification adjustments on settlement of contracts    12,106      9,695        769
Write-down of securities held                                    185         --         --
                                                             -------   --------   --------
                                                               6,130     (2,766)    (4,753)
                                                             -------   --------   --------

Total comprehensive income (loss)                            $35,378   $  4,480   $(56,765)
                                                             =======   ========   ========

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

RESTRICTED CASH

The Company classifies cash balances as restricted cash when cash is restricted as to withdrawal or usage. The restricted cash balance at December 31, 2004, was $891,000, and at December 31, 2003, was $0. The restricted cash is related to a contractual obligation related to royalties payable.

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

Capitalized costs of proved oil and natural gas properties are depleted on a units of production method using proved oil and natural gas reserves. Costs depleted include net capitalized costs subject to depletion and estimated future dismantlement, restoration, and abandonment costs. Estimated future abandonment, dismantlement and site restoration costs include costs to dismantle, relocate and dispose of the Company's offshore production platforms, gathering systems, wells and related structures, considering related salvage values.

Equipment, which includes computer equipment, hardware and software, furniture and fixtures, leasehold improvements and automobiles, is recorded at cost and is generally depreciated on a straight-line basis over the estimated useful lives of the assets, which range in periods of three to seven years.

Repairs and maintenance are charged to expense as incurred.

STATEMENT OF CASH FLOWS

For purposes of the statements of cash flows, cash equivalents include time deposits, certificates of deposit and all highly liquid instruments with original maturities of three months or less. The Company made cash payments for interest of $6.3 million, $9.6 million and $11.7 million in 2004, 2003 and 2002, respectively. Cash payments for income taxes (federal and state, net of receipts) were $950,000 for 2004, $23,000 for 2003, and none for 2002.

CONCENTRATIONS OF CREDIT RISK

Substantially all of the Company's receivables are due from oil and natural gas purchasers and other oil and natural gas producing companies located in the United States. Accounts receivable are generally not collateralized. Historically, credit losses incurred on receivables of the Company have not been significant.

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At December 31, 2004, and December 31, 2003, the Company had approximately $22,970,000 and $12,360,000, respectively, in excess of FDIC insured limits. The Company has not experienced any losses in such accounts.

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

SFAS 123, "Accounting for Stock-Based Compensation," as amended by SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As provided for under SFAS 123, there has been no amount of compensation expense recognized for the Company's stock option plans. The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees." Compensation expense is recorded for restricted stock awards over the requisite vesting periods based upon the market value on the date of the grant. No stock-based compensation expense was recorded in the years ended December 31, 2004, 2003 or 2002.

The following is a reconciliation of reported earnings (loss) and earnings
(loss) per share as if the Company used the fair value method of accounting for stock-based compensation (thousands of dollars, except per share information):

                                                          2004     2003      2002
                                                        -------   ------   --------
Net earnings (loss) applicable to common stockholders
   as reported                                          $29,248   $7,246   $(52,012)
Stock-based compensation (expense) benefit determined
   under fair value method for all awards, net of tax      (119)      63        (39)
                                                        -------   ------   --------

Net earnings (loss) applicable to common stockholders
   pro forma                                            $29,129   $7,309   $(52,051)
                                                        =======   ======   ========
Basic earnings (loss) per share:
   As reported                                          $  0.41   $ 0.14   $  (1.05)
   Pro forma                                            $  0.40   $ 0.14   $  (1.05)

Diluted earnings (loss) per share:
   As reported                                          $  0.37   $ 0.13   $  (1.05)
   Pro forma                                            $  0.37   $ 0.13   $  (1.05)

Fair value was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 3.37%, 2.87% and 2.54%; dividend yield of 0%; volatility factors of the expected market price of the Company's Common Stock of 0.96, 1.02 and 0.81 for 2004, 2003 and 2002, respectively; and a weighted-average expected life of five years. These assumptions resulted in a weighted average grant date fair value of $5.92, $3.44 and $1.97 for options granted in 2004, 2003 and 2002, respectively. For purposes of the pro forma disclosures, the estimated fair value is amortized to expense over the awards' vesting period.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS.

Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, bank borrowings and subordinated notes. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the highly liquid nature of these short-term instruments. The fair values of the bank borrowings approximate the carrying amounts as of December 31, 2004 and 2003, and were determined based upon variable interest rates currently available to us for borrowings with similar terms. Based on quoted market prices as of the respective dates, the fair value of our subordinated notes was $19.6 million at December 31, 2003. The carrying value of our subordinated notes was $20 million at December 31, 2003.

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

The Company enters into swaps, options, collars and other derivative contracts to hedge the price risks associated with a portion of anticipated future oil and gas production. The Company's derivative financial instruments have not been entered into for trading purposes and the Company has the ability and intent to hold these instruments to maturity. Counterparties to the Company's derivative agreements are major financial institutions.

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

Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash-flow hedge are recorded in other comprehensive income, until earnings are affected by the variability in cash flows of the designated hedged item. The Company recognized minimal losses related to hedge ineffectiveness during the two years ended December 31, 2003, and a gain of $126,000 during the year ended December 31, 2004.

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

EARLY ADOPTION OF SFAS NO. 145

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

NEW ACCOUNTING PRONOUNCEMENTS

On September 28, 2004, the Securities and Exchange Commission released Staff Accounting Bulletin ("SAB") 106 regarding the application of SFAS 143, "Accounting for Asset Retirement Obligation ("AROs")," by oil and gas producing companies following the full cost accounting method. Pursuant to SAB 106, oil and gas producing companies that have adopted SFAS 143 should exclude the future cash outflows associated with settling AROs (ARO liabilities) from the computation of the present value of estimated future net revenues for the purposes of the full cost ceiling calculation. In addition, estimated dismantlement and abandonment costs, net of estimated salvage values, that have been capitalized (ARO assets) should be included in the amortization base for computing depreciation, depletion and amortization expense. Disclosures are required to include discussion of how a company's ceiling test and depreciation, depletion and amortization calculations are impacted by the adoption of SFAS
143. SAB 106 is effective prospectively as of the beginning of the first fiscal quarter beginning after October 4, 2004. Since our adoption of SFAS 143 on January 1, 2003, we have calculated the ceiling test and our depreciation, depletion and amortization expense in accordance with the interpretations set forth in SAB 106; therefore, the adoption of SAB 106 had no effect on our financial statements.

In December 2004, the FASB issued SFAS No. 123R which is a replacement statement to SFAS No. 123 entitled "Share-Based Payment." This statement also amends SFAS Statement 95. This statement addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for
(a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees," and generally would require instead that such transactions be accounted for using a fair-value-based method. This statement would be effective for the Company for interim periods beginning after June 15, 2005. The impact on the results of operations would be similar to the pro forma disclosures made above.

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

Upon adoption, the Company recorded transition amounts for liabilities related to its wells, and the associated costs to be capitalized. A liability of $4.5 million was recorded to long-term liabilities and a net asset of $3.2 million was recorded to oil and natural gas properties on January 1, 2003. This resulted in a cumulative effect of an accounting change of ($1.3) million. Accretion expenses subsequent to the adoption of this accounting statement decreased net earnings $601 thousand and $667 thousand in 2004 and 2003, respectively.

The pro forma effects of the application of SFAS 143, as if the statement had been adopted on January 1, 2001, is presented below (thousands of dollars except per share information):

                                                2004     2003      2002
                                              -------   ------   --------
Net earnings (loss) applicable to
   common stockholders                        $29,248   $7,246   $(52,012)
Additional accretion expense                       --       --       (470)
Cumulative effect of accounting change             --    1,309         --
                                              -------   ------   --------
Pro forma net earnings (loss) applicable to
   common stockholders                        $29,248   $8,555   $(52,482)
                                              -------   ------   --------
Pro forma earnings (loss) per share:
   Basic                                      $  0.41   $ 0.16   $  (1.05)
   Diluted                                    $  0.37   $ 0.15   $  (1.05)

The following table describes the change in the Company's asset retirement obligations for the years ended December 31, 2004 and 2003 (thousands of dollars):

Asset retirement obligation at December 31, 2002     $ 4,523

Additional retirement obligations recorded in 2003       338
Reduction due to property sale in 2003                (1,010)
Other revisions during 2003                             (416)
Accretion expense for 2003                               667
                                                     -------
Asset retirement obligation at December 31, 2003       4,102

Additional retirement obligations recorded in 2004     1,051
Settlements during 2004                                 (972)
Revisions to estimates during 2004                     4,842
Accretion expense for 2004                               601
                                                     -------
Asset retirement obligation at December 31, 2004     $ 9,624
                                                     =======

Our revisions to estimates represent changes to the expected amount and timing of payments to settle our asset retirement obligations. These changes primarily result from obtaining new information about the timing of our obligations to plug our natural gas and oil wells and costs to do so.

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

5.   DEBT

CURRENT REVOLVING CREDIT AGREEMENT

On December 23, 2004, the Company amended its existing credit facility to provide for a four-year $200 million senior secured credit facility (the "Credit Facility") with Fortis Capital Corp., as administrative agent, sole lead arranger and bookrunner; Comerica Bank as syndication agent; and Union Bank of California as documentation agent. Bank of Nova Scotia and Allied Irish Banks p.l.c. completed the syndication group. The initial borrowing base under the Credit Facility is $130 million. As of December 31, 2004, outstanding borrowings under the Credit Facility totaled $75.1 million.

The Credit Facility is subject to semi-annual borrowing base redeterminations on April 30 and October 31 of each year. In addition to the scheduled semi-annual borrowing base redeterminations, the lenders or the Company, have the right to redetermine the borrowing base at any time, provided that no party can request more than one such redetermination between the regularly scheduled borrowing base redeterminations.

Obligations under the Credit Facility are secured by pledges of outstanding capital stock of the Company's subsidiaries and by a first priority lien on not less than 75% (95% in the case of an event of default) of its present value of proved oil and gas properties. In addition, the Company is required to deliver to the lenders and maintain satisfactory title opinions covering not less than 70% of the present value of proved oil and gas properties. The Credit Facility also contains other restrictive covenants, including, among other items, maintenance of certain financial ratios, restrictions on cash dividends on Common Stock and under certain circumstances Preferred Stock, limitations on the redemption of Preferred Stock and an unqualified audit report on the Company's consolidated financial statements, all of which the Company is in compliance.

Under the Credit Facility, the Company may secure either (i) (a) an alternative base rate loan that bears interest at a rate per annum equal to the greater of the administrative agent's prime rate; or (b) federal funds-based rate plus 1/2 of 1%, plus an additional 0.5% to 1.25% depending on the ratio of the aggregate outstanding loans and letters of credit to the borrowing base or; (ii) a Eurodollar base rate loan that bears interest, generally, at a rate per annum equal to the London interbank offered rate ("LIBOR") plus 1.5% to 2.25%, depending on the ratio of the aggregate outstanding loans and letters of credit to the borrowing base. At December 31, 2004, the three-month LIBOR interest rate was 2.56%. The Credit Facility also provides for commitment fees of 0.375% calculated on the difference between the borrowing base and the aggregate outstanding loans under the Credit Facility.

FORMER REVOLVING CREDIT AGREEMENT

During August 2002, the Company replaced its Chase Manhattan Bank Credit Facility with a three-year $175 million underwritten senior secured credit agreement (the "Former Credit Agreement") with Societe Generale as administrative agent, lead arranger and book runner, and Fortis Capital Corporation, as co-lead arranger and documentation agent. Borrowings under the Former Credit Agreement were to mature on November 15, 2005, as extended by an amendment dated November 8, 2004. The amendment was subject to an extension fee of $450,000 to be paid in the event the Credit Facility has not been paid or refinanced by January 3, 2005.

The borrowing base was set at $127.5 million effective on October 31, 2004. Credit Facility payments of $48.3 million were made during the first nine months of 2004, bringing the outstanding balance to $74 million as of September 30, 2004. The Company made a final debt repayment of $74 million on December 23, 2004, which paid off in full this loan agreement.

In addition to the scheduled quarterly borrowing base redeterminations, the lenders or borrower, under the Former Credit Agreement, had the right to redetermine the borrowing base at any time, once during each calendar year. Borrowings under the Former Credit Agreement are secured by pledges of outstanding capital stock of the Company's subsidiaries and a mortgage on the Company's oil and natural gas properties of at least 90% of its present value of proved properties. On October 25, 2004, the Company notified Societe Generale that the present value of the mortgaged oil and gas properties totaled 86%. The Company received a waiver of the 90% test in anticipation of the new Fortis senior secured credit facility requiring only a 75% mortgage test. The Former Credit Agreement contained various restrictive covenants, including, among other items, maintenance of certain financial ratios and restrictions on cash dividends on Common Stock and under certain circumstances Preferred Stock, and an unqualified audit report on the Company's consolidated financial statements.

Under the Former Credit Agreement, the Company could have secured either (i) (a) an alternative base rate loan that bears interest at a rate per annum equal to the greater of the administrative agent's prime rate; or (b) federal funds-based rate plus 0.5%, plus an additional 0.5% to 1.5% depending on the ratio of the aggregate outstanding loans and letters of credit to the borrowing base or; (ii) a Eurodollar base rate loan that bears interest, generally, at a rate per annum equal to the London interbank offered rate ("LIBOR") plus 1.5% to 2.5%, depending on the ratio of the aggregate outstanding loans and letters of credit to the borrowing base. The Former Credit Agreement also provided for commitment fees ranging from 0.375% to 0.5% per annum.

SUBORDINATED CREDIT AGREEMENT

The Company extended and amended a short-term subordinated credit agreement with Fortis Capital

Corporation for $25 million on April 5, 2002, with a maturity date of December 31, 2004. The notes were unsecured and contained customary events of default, but did not contain any maintenance or other restrictive covenants. The interest rate was LIBOR plus 5.5% from January 1, 2003, through August 31, 2003, and LIBOR plus 6.5% from September 1, 2003, through December 31, 2004. At December 31, 2004, the three-month LIBOR rate was 2.56%. Note payments totaling $6.25 million were paid in 2002, with an additional $8.75 million paid in 2003. A note payment of $5 million was made during April 2004, with the remaining $5 million paid in December 2004.

9 1/2% CONVERTIBLE SUBORDINATED NOTES

During June 1999, the Company completed private placements of an aggregate of $20 million of its 9 1/2% Convertible Subordinated Notes due June 18, 2005. The Notes were unsecured and contained customary events of default, but did not contain any maintenance or other restrictive covenants. Interest was payable on a quarterly basis. The Company was in compliance with the financial covenants under this agreement.

During March 2002, the Company and the holders of the Notes amended the conversion price from $7.00 to $5.00 per share. The Notes were convertible at any time by the holders of the Notes into shares of the Company's Common Stock, $0.01 par value, utilizing the conversion price. The conversion price was subject to customary anti-dilution provisions. The holders of the Notes were granted registration rights with respect to the shares of Common Stock that would be issued upon conversion of the Notes.

During March 2004, the notes were converted into 4.0 million shares of the Company's Common Stock at a conversion price of $5.00 per share, and included an additional non-cash conversion expense of approximately $1.2 million that was incurred via the issuance of Common Stock priced at market.

CURRENT DEBT MATURITIES

Scheduled debt maturities for the next five years and thereafter, as of December 31, 2004, are as follows: none in 2005, 2006, or 2007, $75.1 million in 2008, and none thereafter.

6.   LEASE OBLIGATIONS

The Company has a seven-year operating lease for office space with a primary term expiring in September 2006. The Company also has operating leases for equipment with various terms, none exceeding three years. Rental expense amounted to approximately $2.4 million, $2.3 million and $2.2 million in 2004, 2003 and 2002, respectively. Future minimum lease payments under all non-cancelable operating leases having initial terms of one year or more are $2.5 million for 2005, $1.8 million for 2006, $0.1 million for 2007 and none thereafter.

7.   COMMITMENTS AND CONTINGENCIES

LITIGATION

PETROQUEST LITIGATION. This litigation was settled in December 2003 and all claims were dismissed. In December 1999, PetroQuest Energy, Inc. (formerly known as Optima Energy (U.S.) Corporation) ("PetroQuest") filed a claim against Meridian for damages "estimate[d] to exceed several million dollars" alleging that Meridian was liable for gross negligence and willful misconduct in the execution of certain agreements related to property in the S.W. Holmwood and E. Lake Charles Prospects in Calcasieu Parish, Louisiana and for an alleged withholding of funds totaling $886,153.31, in conjunction with Meridian's having paid a prior adverse judgment in favor of Amoco Production Company. Meridian filed an answer denying PetroQuest's claims and asserted a counterclaim for attorney's fees, court costs and other expenses and for declaratory relief that Meridian is entitled to retain the amounts (with all interest thereon) that it had suspended from disbursement to PetroQuest. Under the confidential settlement agreement, Meridian agreed to make two payments which have now been made. The settlement amount was fully reflected in the financial statements at December 31, 2003. Judgments of dismissal were signed in January 2004.

RAMOS TITLE LITIGATION. This litigation was settled in March 2004 and all claims were dismissed. Three different groups asserted adverse title claims to some or all of Section 80 (640 acres) within Meridian's Thibodaux units in the Ramos Field. Another entity asserted adverse title claims to a portion of Section 36 within these same units. These claims turned primarily on the location of the parish boundary lines between Terrebonne and Assumption Parishes and/or the validity of various tax sales in the chain of title. Meridian's gas purchaser, Louisiana Intrastate Gas Company LLC ("LIG"), deposited into the Terrebonne Parish court registry certain gas and plant-product proceeds attributable to 25 acres within these units since October 2000, and Meridian suspended payment of royalties and working interest attributable to these same 25 acres since December 2000. Meridian and its partners and royalty owners reached an agreement whereby the parties' plaintiff granted a lease on all of the disputed acreage to the current interest owners for a lease bonus of $4.5 million and a future royalty interest of 1.5%.

H. L. HAWKINS LITIGATION. In December 2004, the estate of H.L. Hawkins filed a claim against Meridian for damages "estimated to exceed several million dollars" for Meridian's alleged gross negligence and willful misconduct under certain agreements concerning certain wells and property in the S.W. Holmwood and E. Lake Charles Prospects in Calcasieu Parish, as a result of Meridian's satisfying a prior adverse judgment in favor of Amoco Production Company. Meridian will file an answer denying Hawkins' claims and assert a counterclaim for attorney's fees, court costs and other expenses, and for declaratory relief that Meridian is entitled to retain the amounts that it had been paid by Hawkins. The Company has not provided any amount for this month in its financial statements at December 31, 2004.

ENVIRONMENTAL LITIGATION. Various landowners have sued Meridian (along with numerous other oil companies) in various similar lawsuits concerning the Weeks Island, Gibson, Bayou Pigeon, West Lake Verret and White Castle Fields. The lawsuits seek injunctive relief and other relief, including unspecified amounts in both actual and punitive damages for alleged breaches of mineral leases and alleged failure to restore the plaintiffs' lands from alleged contamination and otherwise from the defendants' oil and gas operations.

There are no other material legal proceedings which exceed our insurance limits to which the Company or any of its subsidiaries is a party or to which any of its property is subject, other than ordinary and routine litigation incidental to the business of producing and exploring for crude oil and natural gas.

8.   TAXES ON INCOME

Provisions (benefits) for federal and state income taxes are as follows (thousands of dollars):

                                  YEAR ENDED DECEMBER 31,
                               ---------------------------
                                 2004     2003       2002
                               -------   ------   --------
Current:
   Federal                     $   905   $ (568)  $    327
   State                           (71)    (163)       (29)
Deferred:
   Federal                      18,160    4,980    (22,300)
   State                           348       --         --
                               -------   ------   --------
Income tax expense (benefit)   $19,342   $4,249   $(22,002)
                               =======   ======   ========

The 2004 provision for Federal income taxes currently payable is the result of alternative minimum tax.

The Company's income tax provision is attributed to the following items:

                                                 YEAR ENDED DECEMBER 31,
                                              ----------------------------
                                                2004      2003      2002
                                              -------   -------   --------
Earnings (loss) before cumulative effect of
   change in accounting principle             $19,342   $ 4,249   $(22,002)
Losses on derivatives recognized in other
   comprehensive income (loss)                  3,199    (1,489)    (2,560)
                                              -------   -------   --------
Total income tax provision                    $22,541   $ 2,760   $(24,562)
                                              =======   =======   ========

Income tax expense (benefit) as reported is reconciled to the federal statutory rate (35%) as follows (thousands of dollars):

                                                  YEAR ENDED DECEMBER 31,
                                               ----------------------------
                                                 2004      2003      2002
                                               -------   -------   --------
Income tax provision (benefit) computed at
   statutory rate                              $18,364   $ 6,331   $(24,525)
Nondeductible costs                                607       758        308
State income tax, net of federal tax benefit       302      (106)       (19)
Decrease in net operating loss carryover
   due to expiration                                69        --         --
Change in valuation allowance                       --    (2,734)     2,234
                                               -------   -------   --------
Income tax expense (benefit)                   $19,342   $ 4,249   $(22,002)
                                               =======   =======   ========

Deferred income taxes reflect the net tax effects of net operating losses, depletion carryovers, and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows (thousands of dollars):

                                                              DECEMBER 31,
                                                           ------------------
                                                             2004       2003
                                                           --------   -------
Deferred tax assets:
   Net operating tax loss carryforward                     $ 41,244   $39,208
   Statutory depletion carryforward                             950       950
   Tax credits                                                1,987     1,083
   Unrealized hedge loss                                        850     4,049
   Other                                                      4,698     4,631
                                                           --------   -------
Total deferred tax assets                                    49,729    49,921
                                                           --------   -------
Deferred tax liabilities:
   Book in excess of tax basis in oil and gas properties     72,298    50,782
   Basis differential in long-term investments                   70        70
                                                           --------   -------
Total deferred tax liabilities                               72,368    50,852
                                                           --------   -------
Net deferred tax asset (liability)                         $(22,639)  $  (931)
                                                           ========   =======

As of December 31, 2004, the Company has approximately $117.8 million of tax net operating loss carryforwards. The net operating loss carryforwards assume that certain items, primarily intangible drilling costs, have been deducted to the maximum extent allowed under the tax laws for the current year. However, the Company has not made a final determination if an election will be made to capitalize all or part of these items for tax purposes.

The net operating loss carryforwards begin to expire in 2006 and extend through 2023. A portion of the net operating loss carryforwards is subject to change in ownership and separate return limitations that could restrict the Company's ability to utilize such losses in the future.

As of December 31, 2004, the Company had net operating loss carryforwards for regular tax and alternative minimum taxable income (AMT) purposes available to reduce future taxable income. These carryforwards expire as follows (in thousands of dollars):

                NET         AMT
  YEAR OF    OPERATING   OPERATING
EXPIRATION      LOSS        LOSS
----------   ---------   ---------
2006          $    699    $    699
2018            11,621          --
2019            47,730      44,404
2020                31          31
2021                36          36
2022            13,053      13,786
2023            44,669      44,516
              --------    --------
TOTAL         $117,839    $103,472
              ========    ========

As of December 31, 2004, the Company had approximately $1,987,415 of alternative minimum tax (credit) carryover that does not expire.

Generally Accepted Accounting Principles require a valuation allowance to be recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company expects to fully utilize its net operating loss carryforward tax benefits, and therefore did not record a valuation allowance in 2004.

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

In June 2004, the Company exercised its right, as described above, to convert one-third of its remaining issued and outstanding preferred stock into shares of Common Stock. The conversion was completed on a pro-rata basis and included a cash payment for accrued and unpaid dividends through the June 8, 2004, conversion date, at which time dividends ceased to accrue on the converted shares. During the year 2004, a total of $28.9 million of preferred stock was converted into 6.5 million shares of Common Stock. No gain or loss was recorded as a result of the conversion.

For the year ended December 31, 2004, $3.5 million of dividends were accumulated (net of $0.4 million of deferred preferred stock offering costs amortized during 2004), of which $2.2 million was paid in cash in July 2004 and $1.3 million was paid in cash in January 2005. During 2003, dividends of $6.0 million were accumulated (net of $0.6 million of deferred preferred stock offering costs amortized during 2003), of which $3.0 million was satisfied with the issuance of additional shares of redeemable preferred stock and $3.0 million was paid in cash in January 2004. Dividends of $3.9 million were accumulated during 2002 (net of $0.4 million of deferred preferred stock offering costs amortized during 2002), of which $1.1 million was paid in cash and $2.84 million was satisfied with the issuance of additional shares of redeemable preferred stock.

10.  STOCKHOLDERS' EQUITY

COMMON STOCK

In August 2004, the Company completed a public offering of 13,800,000 shares of Common Stock at a price of $7.25 per share. The total proceeds of the offering, net of issuance costs, received by the Company were approximately $94.6 million. The Company repurchased all of the 7,082,030 shares of its Common Stock that were beneficially owned by Shell Oil Company for $49.3 million and a portion of the remaining proceeds of that equity offering was used to repay borrowings under the Company's senior secured credit agreement, which resulted in an increase in funds available to the Company to accelerate planned capital expenditures for drilling activities and related pipeline construction. The repurchased 7,082,030 shares of Common Stock that were held in Treasury Stock were retired as of September 30, 2004.

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

WARRANTS

The Company had the following warrants outstanding at December 31, 2004:

                     NUMBER OF   EXERCISE
WARRANTS               SHARES      PRICE    EXPIRATION DATE
--------             ---------   --------   -----------------
Executive Officers   1,428,000     $5.85    *
General Partner      1,604,428     $0.12    December 31, 2015

* A date one year following the date on which the respective officer ceases to be an employee of the Company.

As of December 31, 2004, the Company had outstanding (i) warrants (the "General Partner Warrants") that entitle Joseph A. Reeves, Jr. and Michael J. Mayell to purchase an aggregate of 1,604,428 shares of Common Stock at an exercise price of $0.12 per share through December 31, 2015 and (ii) executive officer warrants that entitle each of Joseph A. Reeves, Jr. and Michael J. Mayell to purchase an aggregate of 714,000 shares of Common Stock at an exercise price of $5.85 for a period until one year following the date on which the respective individual ceases to be an employee of the Company ("Executive Officer Warrants").

The number of shares of Common Stock purchasable upon the exercise of each warrant described above and its corresponding exercise price are subject to customary anti-dilution adjustments. In addition to such customary adjustments, the number of shares of Common Stock and exercise price per share of the General Partner Warrants are subject to adjustment for any issuance of Common Stock by the Company such that each warrant will permit the holder to purchase at the same aggregate exercise price, a number of shares of Common Stock equal to the percentage of outstanding shares of the Common Stock that the holder could purchase before the issuance. Currently each of these warrants permits the holder to purchase approximately 1% of the outstanding shares of the Common Stock for an aggregate exercise price of $94,303. The General Partner Warrants were issued to Messrs. Reeves and Mayell in conjunction with certain transactions with Messrs. Reeves and Mayell that took place in anticipation of the Company's consolidation in December 1990 and were a component of the total consideration issued for various interests that Messrs. Reeves and Mayell had as general partners in TMR, Ltd., a predecessor entity of the Company.

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

STOCK OPTIONS

Options to purchase the Company's Common Stock have been granted to officers, employees, nonemployee directors and certain key individuals, under various stock option plans. Options generally become exercisable in 25% cumulative annual increments beginning with the date of grant and expire at the end of ten years. At December 31, 2004, 2003 and 2002, 1,670,685, 2,130,334, and 445,765
shares, respectively, were available for grant under the plans. A summary of option transactions follows:

                                                  WEIGHTED
                                     NUMBER        AVERAGE
                                   OF SHARES   EXERCISE PRICE
                                   ---------   --------------
Outstanding at December 31, 2001   4,159,575        $4.56
   Granted                            15,000         3.00
   Exercised                              --           --
   Canceled                          (10,500)        5.22
                                   ---------        -----
Outstanding at December 31, 2002   4,164,075        $4.55
   Granted                            15,000         4.51
   Exercised                         (80,000)        3.19
   Canceled                         (540,250)        7.87
                                   ---------        -----
Outstanding at December 31, 2003   3,558,825        $4.08
   Granted                           173,750         7.94
   Exercised                         (34,875)        4.49
   Canceled                           (4,650)        5.78
                                   ---------        -----
Outstanding at December 31, 2004   3,693,050        $4.25
                                   =========        =====
Shares exercisable:
   December 31, 2002               4,089,450        $4.53
   December 31, 2003               3,510,700        $4.06
   December 31, 2004               3,498,050        $4.06

                             OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                     ----------------------------------   ----------------------------------
                                            WEIGHTED                             WEIGHTED
     RANGE OF          OUTSTANDING AT        AVERAGE        EXERCISABLE AT        AVERAGE
EXERCISABLE PRICES   DECEMBER 31, 2004   EXERCISE PRICE   DECEMBER 31, 2004   EXERCISE PRICE
------------------   -----------------   --------------   -----------------   --------------
$3.00 - $4.75            3,126,150           $ 3.38           3,111,150         $ 3.38
$5.45 - $9.00              368,250             8.10             188,250           8.25
$10.38 - $11.13            198,650            10.84             198,650          10.84
                         ---------           ------           ---------         ------
                         3,693,050           $ 4.25           3,498,050         $ 4.06
                         =========           ======           =========         ======

The weighted average remaining contractual life of options outstanding at December 31, 2004, was approximately four years.

DEFERRED COMPENSATION

In July 1996, the Company through the Compensation Committee of the Board of Directors offered to Messrs. Reeves and Mayell (the Company's Chief Executive Officer and President, respectively) the option to accept in lieu of cash compensation for their respective base salaries Common Stock pursuant to the Company's Long Term Incentive Plan. Under such grants, Messrs. Reeves and Mayell each elected to defer $400,000 for 2004, $316,000 for 2003 and $415,000 for
2002, which is substantially all of their salaried compensation for each of the years. In exchange for and in consideration of their accepting this option to reduce the Company's cash payments to each of Messrs. Reeves and Mayell, the Company granted to each officer a matching deferral equal to 100% of that amount deferred, which is subject to a one-year vesting period. Under the terms of the grants, the employee and matching deferrals are allocated to a Common Stock account in which units are credited to the accounts of the officer based on the number of shares that could be purchased at the market price of the Common Stock. For 1997, the price was determined at December 31, 1996, and for all years subsequent to 1997, it was determined on a semi-annual basis at December 31st and June 30th. At December 31, 2004, the plan had reserved 3,600,000 shares of Common Stock for future issuance and 2,931,308 rights have been granted. No actual shares of Common Stock have been issued and the officer has no rights with respect to any shares unless and until there is a distribution. Distributions are to be made upon the death, retirement or termination of employment of the officer.

The obligations of the Company with respect to the deferrals are unsecured obligations. The shares of common stock that may be issuable upon distribution of deferrals have been treated as a common stock equivalent in the financial statements of the Company. Although no cash has been paid, to either Mr. Reeves or Mr. Mayell for their base salaries during these periods, the compensation expense required to be reported by the Company for the equity grants was $1,577,000, $1,330,000 and $1,630,000 for 2004, 2003 and 2002 periods, respectively, and is reflected in general and administrative expense and in oil and gas properties for the years ended December 31, 2004, 2003 and 2002, respectively.

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

11.  PROFIT SHARING AND SAVINGS PLAN

The Company has a 401(k) profit sharing and savings plan (the "Plan") that covers substantially all employees and entitles them to contribute up to 15% of their annual compensation, subject to maximum limitations imposed by the Internal Revenue Code. The Company matches 100% of each employee's contribution up to

6.5% of annual compensation subject to certain limitations as outlined in the Plan. In addition, the Company may make discretionary contributions which are allocable to participants in accordance with the Plan. Total expense related to the Company's 401(k) plan was $299,000, $331,000 and $306,000 in 2004, 2003, and
2002, respectively.

During 1998, the Company implemented a net profits program that was adopted effective as of November 1997. All employees participate in this program. Pursuant to this program, the Company adopted three separate well bonus plans:
(i) The Meridian Resource Corporation Geoscientist Well Bonus Plan (the "Geoscientist Plan"); (ii) The Meridian Resource Corporation TMR Employees Trust Well Bonus Plan (the "Trust Plan") and (iii) The Meridian Resource Corporation Management Well Bonus Plan (the "Management Plan" and with the Management Plan and the Geoscientist Plan, the "Well Bonus Plans"). Payments under the plans are calculated based on revenues from production on previously discovered reserves, as realized by the Company at current commodity prices, less operating expenses. Total compensation related to these plans totaled $6.9 million, $4.3 million and $4.2 million in 2004, 2003 and 2002, respectively. A portion of these amounts has been capitalized with regard to personnel engaged in activities associated with exploratory projects. The Executive Committee of the Board of Directors, which is comprised of Messrs. Reeves and Mayell, administers each of the Well Bonus Plans. The participants in each of the Well Bonus Plans are designated by the Executive Committee in its sole discretion. Participants in the Management Plan are limited to executive officers of the Company and other key management personnel designated by the Executive Committee. Neither Messrs. Reeves nor Mayell participate in the Management Plan. The participants in the Trust Plan generally will be employees of the Company that do not participate in one of the other Well Bonus Plans. Effective March 2001, the participants in the Geoscientist Plan were notified that no additional future wells would be placed into the plan. During 2002, the Executive Committee decided to modify this position and for certain key geoscientists the plan will include future new wells.

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

The Company's results of operations and operating cash flows are impacted by changes in market prices for oil and natural gas. To mitigate a portion of the exposure to adverse market changes, the Company has entered into various swap agreements. These swaps allow the Company to predict with greater certainty the effective oil and natural gas prices to be received for hedged production. Although derivatives often fail to achieve 100% effectiveness for accounting purposes, these derivative instruments continue to be highly effective in achieving the risk management objectives for which they were intended. These swaps have been designated as cash flow hedges as provided by FAS 133 and any changes in fair value are recorded in other comprehensive income until earnings are affected by the variability in cash flows of the designated hedged item. Any changes in fair value resulting from the ineffectiveness of the hedge are reported in the consolidated statement of operations as a component of revenues. The Company recognized minimal losses related to hedge ineffectiveness during the two years ended December 31, 2003, and a gain of $126,000 during the year ended December 31, 2004.

For the year ended December 31, 2004, the change in estimated fair value of the Company's oil and natural gas swaps was an unrealized loss of $2.4 million ($1.6 million net of tax) which is recognized in other comprehensive income. Based upon December 31, 2004, oil and natural gas commodity prices approximately $2.4 million of the loss deferred in other comprehensive income could potentially lower gross revenues in 2005. These swap agreements expire at various dates through October 31, 2005.

Net settlements under these swap agreements reduced oil and natural gas revenues by $18,624,000, $14,916,000 and $1,183,000 for the years ended December 31,
2004, 2003, and 2002 respectively, as a result of hedging transactions.

The Notional Amount is equal to the total net volumetric hedge position of the Company during the periods presented. The positions effectively hedge approximately 41% of our proved developed natural gas production and 38% of our proved developed oil production during the respective terms of the hedging agreements. The fair values of the hedges are based on the difference between the strike price and the New York Mercantile Exchange future prices for the applicable trading months.

The fair value of our hedging agreements is recorded on our consolidated balance sheet as assets or liabilities. The estimated fair value of our hedging agreements as of December 31, 2004, is provided below:

                                           Swap / Floor                           Fair Value
                                Notional       Price        Ceiling Price     December 31, 2004
                       Type      Amount    ($ per unit)      ($ per unit)       (in thousands)
                      ------   ---------   ------------   -----------------   -----------------
NATURAL GAS (MMBTU)
Jan 2005 - Jun 2005    Swap      910,000      $ 3.74               N/A             $(2,175)
Apr 2005 - Oct 2005    Swap    2,610,000      $ 6.34               N/A                 492
Jan 2005 - Mar 2005   Collar   2,970,000      $ 7.00            $13.00               2,942
Apr 2005 - Oct 2005   Collar   2,600,000      $ 6.50            $ 7.90               1,751
                                                                                   -------
   Total Natural Gas                                                                 3,010
                                                                                   -------

CRUDE OIL (BBLS)
Jan 2005 - Jul 2005    Swap      266,000      $23.00               N/A              (5,308)
                                                                                   -------

   Total Crude Oil                                                                  (5,308)
                                                                                   -------
                                                                                   $(2,298)
                                                                                   =======

See Note 17, Subsequent Events, for additional information.

13.  MAJOR CUSTOMERS

Major customers for the years ended December 31, 2004, 2003 and 2002, were as follows (based on purchases exceeding 10% of oil and natural gas as a percent of total oil and natural gas sales):

                                YEAR ENDED DECEMBER 31,
                                -----------------------
           CUSTOMER                2004   2003   2002
           --------                ----   ----   ----
Superior Natural Gas ........       45%    19%    --
Louisiana Intrastate Gas ....       22%    24%    17%
Conoco, Inc. ................       --     10%    12%
Equiva Trading Company(1) ...       --     --     33%

(1)  Equiva Trading Company is an affiliate of Shell.

14.  RELATED PARTY TRANSACTIONS

Historically since 1994, affiliates of Meridian have been permitted to hold interests in projects of the Company. With the approval of the Board of Directors, Texas Oil Distribution and Development, Inc. ("TODD"), JAR Resources LLC ("JAR") and Sydson Energy, Inc. ("Sydson"), entities controlled by Joseph A. Reeves, Jr. and Michael J. Mayell, respectively, have each invested in all Meridian drilling locations on a promoted basis, where applicable, at a 1.5% to 4% working interest basis. The maximum percentage that either may elect to participate in any prospect is a 4% working interest. On a collective basis, TODD, JAR and Sydson invested $8,539,000, $5,161,000 and $3,289,000 for the years ended December 31, 2004, 2003 and 2002, respectively, in oil and natural gas drilling activities for which the Company was the operator. Net amounts due to TODD and Mr. Reeves were approximately $1,751,000 and $321,000 as of December 31, 2004 and 2003, respectively. Net amounts due to/(from) Sydson and Mr. Mayell were approximately $2,115,000 and ($18,000) as of December 31, 2004 and 2003, respectively.

Mr. Joe Kares, a Director of Meridian, is a partner in the public accounting firm of Kares & Cihlar, which provided the Company with accounting services for the years ended December 31, 2004, 2003 and 2002 and received fees of approximately $255,000, $210,000 and $282,000, respectively. Such fees exceeded 5% of the gross revenues of Kares & Cihlar for those respective years. Management believes that such fees were equivalent to fees that would have been paid to similar firms providing such services in arm's length transactions. Mr. Kares also participated in the Management Plan described in Note 11 above, pursuant to which he was paid approximately $298,000 during 2004 and $61,000 during 2003.

Mr. Gary A. Messersmith, a Director of Meridian, is currently a partner in the law firm of Looper, Reed and McGraw in Houston, Texas, which provided legal services for the Company for the years ended December 31, 2004, 2003 and 2002, and received fees of approximately $12,000, $49,000 and $27,000, respectively. Management believes that such fees were equivalent to fees that would have been paid to similar firms providing such services in arm's length transactions. In addition, the Company has Mr. Messersmith on a personal retainer of $8,333 per month relating to his services provided to the Company and a bonus in the form of personal property valued at $12,500 was awarded during 2002. Mr. Messersmith also participated in the Management Plan described in Note 11 above, pursuant to which he was paid approximately $688,000 during 2004, $360,000 during 2003 and $377,000 during 2002.

Mr. Joseph A. Reeves, Jr., an officer and Director of Meridian, has two relatives currently employed by the Company. J.Drew Reeves, his son, is a staff member in the Finance Department. He has a Masters degree in Business Administration from Louisiana State University and was employed as a Landman for the firm of Land Management LLC in Metairie, Louisiana, prior to joining Meridian in 2003. Mr. Drew Reeves was paid $80,000 and $40,000 for the years 2004 and 2003, respectively. Jeff Robinson is the son-in-law of Joseph A. Reeves, Jr. and is employed as the Manager of the Company's Information Technology Department and has been paid $101,000 and $42,000 for the years 2004 and 2003, respectively. Mr. Robinson earned his undergraduate degree in MIS from Auburn University and was employed by BSI Consulting for 5 years prior to joining Meridian in 2003. J. Todd Reeves, a partner in the law firm of Creighton, Richards, Higdon and Reeves in Covington, Louisiana, is the son of Joseph A. Reeves, Jr. This law firm provided legal services for the Company for the year ended December 31, 2004, and received fees of approximately $67,000. Such fees exceeded 5% of the gross revenues for this firm for 2004. Management believes that such fees were equivalent to fees that would have been paid to similar firms providing such services in arm's length transactions.

James T. Bond, former Director of Meridian, is the father-in-law of Michael J. Mayell, an officer and Director of Meridian, and has provided consultant services to the Company and received fees in the amount of $124,000, $115,000, and $48,000, for the years 2004, 2003 and 2002, respectively.

15.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings
(loss) per share:

                                                           (in thousands, except per share)
                                                                YEAR ENDED DECEMBER 31,
                                                           --------------------------------
                                                               2004      2003     2002(1)
                                                             -------   -------   --------
Numerator:
   Net earnings (loss) applicable to common stockholders     $29,248   $ 7,246   $(52,012)
   Plus income impact of assumed conversions:
      Preferred stock dividends                                  N/A       N/A        N/A
      Interest on convertible subordinated notes                 270       N/A        N/A
                                                             -------   -------   --------
   Net earnings (loss) applicable to common stockholders
      plus assumed conversions                               $29,518   $ 7,246   $(52,012)
                                                             -------   -------   --------
Denominator:
   Denominator for basic earnings per
      share - weighted-average shares outstanding             72,084    53,325     49,763
Effect of potentially dilutive common shares:
   Warrants                                                    4,508     3,393        N/A
   Employee and director stock options                         1,589       426        N/A
   Convertible subordinated notes                                852       N/A        N/A
   Redeemable preferred stock                                    N/A       N/A        N/A
                                                             -------   -------   --------
   Denominator for diluted earnings per share
      - weighted-average shares outstanding and
      assumed conversions                                     79,033    57,144     49,763
                                                             =======   =======   ========
Basic earnings (loss) per share                              $  0.41   $  0.14   $  (1.05)
                                                             =======   =======   ========
Diluted earnings (loss) per share                            $  0.37   $  0.13   $  (1.05)
                                                             =======   =======   ========

(1)  Anti-dilutive in 2002.

N/A = Not Applicable, meaning anti-dilutive for periods present. Due to its anti-dilutive effect on earnings per share, approximately 9.8 million shares in 2004, 22.7 million shares in 2003, and 27.7 million shares in 2002, related to our redeemable preferred stock, convertible subordinated notes, stock options and warrants were excluded from the dilutive shares.

16.  ACCRUED LIABILITIES

Below is the detail of our accrued liabilities on our balance sheets as of December 31:

                         2004      2003
                       -------   -------
Capital expenditures   $12,662   $ 3,508
Bonuses                  3,355     1,715
Dividends                1,346     3,057
Other                    4,043     3,794
                       -------   -------
TOTAL                  $21,406   $12,074
                       =======   =======

17.  SUBSEQUENT EVENT

During January 2005, the Company entered into a series of hedging contracts to hedge a portion of its expected oil production for 2005 and 2006. The hedge contracts were completed in the form of costless collars. The costless collars provide the Company with a lower floor price and an upper limit ceiling price on the hedged volumes. The floor price represents the lowest price the Company will receive for the hedged volumes while the ceiling price represents the highest price the Company will receive for the hedged volumes. The costless collars will be settled monthly based on the daily settlement price of the NYMEX futures contract of oil during each respective month. The following table summarizes the contracted volumes and price for the costless collars.

                          Contracted                  Ceiling
                            Volume     Floor Price     Price
    Production Month         (Bbl)        ($/Bbl)     ($/Bbl)
    ----------------      ----------   ------------   -------
August 2005 - July 2006     209,000       $37.50       $47.50
August 2005 - July 2006      48,000       $40.00       $50.00

18.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Results of operations by quarter for the year ended December 31, 2004 were (thousands of dollars, except per share):

                                                      QUARTER ENDED
                                         ---------------------------------------
                                         MARCH 31   JUNE 30   SEPT. 30   DEC. 31
                                         --------   -------   --------   -------
                 2004

Revenues                                  $46,192   $50,103    $53,037   $53,786
Results of operations from exploration
   and production activities(1)            17,229    19,545     19,428    20,272
Net earnings (loss)(2)                    $ 5,287   $ 7,745    $ 7,786   $ 8,430
Net earnings (loss) per share:(2)
   Basic                                  $  0.08   $  0.11    $  0.10   $  0.11
   Diluted                                   0.08      0.10       0.09      0.10

Results of operations by quarter for the year ended December 31, 2003 were (thousands of dollars, except per share) as follows:

                                                      QUARTER ENDED
                                         ---------------------------------------
                                         MARCH 31   JUNE 30   SEPT. 30   DEC. 31
                                         --------   -------   --------   -------
                 2003

Revenues                                  $29,025   $29,654    $39,337   $39,463
Results of operations from exploration
   and production activities(1)            10,159    10,187     11,996    10,791
Net earnings (loss)(2)                    $ 1,721   $ 1,924    $ 2,965   $   636
Net earnings (loss) per share:(2)
   Basic                                  $  0.03   $  0.04    $  0.06   $  0.01
   Diluted                                   0.03      0.04       0.05      0.01

(1) Results of operations from exploration and production activities, which approximate gross profit, are computed as operating revenues less lease operating expenses, severance and ad valorem taxes, depletion, accretion and impairment of oil and natural gas properties.

(2)  Applicable to common stockholders

19.  SUPPLEMENTAL OIL AND NATURAL GAS DISCLOSURES (UNAUDITED)

The following information is being provided as supplemental information in accordance with the provisions of SFAS No. 69, "Disclosures about Oil and Gas Producing Activities."

COSTS INCURRED IN OIL AND NATURAL GAS ACQUISITION, EXPLORATION AND DEVELOPMENT ACTIVITIES
(thousands of dollars)

                                         YEAR ENDED DECEMBER 31,
                                      ----------------------------
                                        2004       2003      2002
                                      --------   -------   -------
Costs incurred during the year:(1)
   Property acquisition costs
      Unproved                        $ 16,687   $ 4,107   $ 5,217
      Proved                                --        --        --
Exploration                             93,682    42,081    32,293
Development                             31,610    25,586    38,998
Asset retirement cost accruals, net      4,921     1,326        --
                                      --------   -------   -------
                                      $146,900   $73,100   $76,508
                                      ========   =======   =======

(1) Costs incurred during the years ended December 31, 2004, 2003 and 2002 include general and administrative costs related to acquisition, exploration and development of oil and natural gas properties, net of third party reimbursements, of $11,924,000, $10,030,000 and $11,684,000, respectively.

CAPITALIZED COSTS RELATING TO OIL AND NATURAL GAS PRODUCING ACTIVITIES (thousands of dollars)

                             DECEMBER 31,
                        -----------------------
                           2004         2003
                        ----------   ----------
Capitalized costs       $1,377,649   $1,230,643
Accumulated depletion      931,033      829,089
                        ----------   ----------
Net capitalized costs   $  446,616   $  401,554
                        ==========   ==========

At December 31, 2004 and 2003, unevaluated costs of $34,731,000 and $30,542,000, respectively, were excluded from the depletion base. These costs are expected to be evaluated within the next three years. These costs consist primarily of acreage acquisition costs and related geological and geophysical costs.

RESULTS OF OPERATIONS FROM OIL AND NATURAL GAS PRODUCING ACTIVITIES (thousands of dollars)

                                             YEAR ENDED DECEMBER 31,
                                         ------------------------------
                                           2004       2003       2002
                                         --------   --------   --------
Operating Revenues:
   Oil                                   $ 36,060   $ 35,032   $ 54,595
   Natural Gas                            166,387    102,092     52,397
                                         --------   --------   --------
                                          202,447    137,124    106,992
                                         --------   --------   --------
Less:
   Oil and natural gas operating costs     14,035     11,260     11,935
   Severance and ad valorem taxes           9,394      7,608      8,235
   Depletion                              101,944     74,456     59,799
   Accretion expense(1)                       601        667         --
   Impairment of long-lived assets             --         --     69,124
   Income tax                              19,342      4,249    (22,002)
                                         --------   --------   --------
                                          145,316     98,240    127,091
                                         --------   --------   --------
Results of operations from oil and
   natural gas producing activities      $ 57,131   $ 38,884   $(20,099)
                                         ========   ========   ========
Depletion expense per Mcfe               $   2.88   $   2.61   $   2.07
                                         ========   ========   ========

(1) On January 1, 2003, the company adopted SFAS 143. The pro forma effects of the application of SFAS 143, as if the statement had been adopted on January 1, 2001, would have been an additional accretion expense of $470 thousand for the year 2002.

ESTIMATED QUANTITIES OF PROVED RESERVES

The following table sets forth the net proved reserves of the Company as of December 31, 2004, 2003 and 2002, and the changes therein during the years then ended. The reserve information was reviewed by T. J. Smith & Company, Inc., independent reservoir engineers, for 2004, 2003 and 2002. All of the Company's oil and natural gas producing activities are located in the United States.

                                                             Oil       Gas
                                                           (MBbls)    (MMcf)
                                                           -------   -------
TOTAL PROVED RESERVES:

BALANCE AT DECEMBER 31, 2001                                24,346   176,922
   Production during 2002                                   (2,213)  (15,578)
   Discoveries and extensions                                   41    13,786
   Revisions of previous quantity estimates and other(1)   (12,249)  (67,504)
                                                           -------   -------
BALANCE AT DECEMBER 31, 2002                                 9,925   107,626
   Production during 2003                                   (1,403)  (20,142)
   Discoveries and extensions                                   31    18,474
   Sale of reserves in-place                                  (571)   (1,238)
   Revisions of previous quantity estimates and other          (90)   (6,251)
                                                           -------   -------
BALANCE AT DECEMBER 31, 2003                                 7,892    98,469
   Production during 2004                                   (1,270)  (27,839)
   Discoveries and extensions                                  212    21,783
   Revisions of previous quantity estimates and other         (470)    8,586
                                                           -------   -------
BALANCE AT DECEMBER 31, 2004                                 6,364   100,999
                                                           =======   =======

PROVED DEVELOPED RESERVES:
   Balance at December 31, 2001                             10,752   101,397
   Balance at December 31, 2002                              6,841    86,248
   Balance at December 31, 2003                              5,016    82,279
   Balance at December 31, 2004                              4,716    85,507

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

(thousands of dollars)

                                                                    AT DECEMBER 31,
                                                           ---------------------------------
                                                              2004        2003        2002
                                                           ---------   ---------   ---------
Future cash flows                                          $ 897,839   $ 842,945   $ 829,538

Future production costs                                     (139,112)   (118,775)   (137,215)
Future development costs                                     (39,352)    (30,044)    (43,474)
                                                           ---------   ---------   ---------
Future net cash flows before income taxes                    719,375     694,126     648,849
Future taxes on income                                      (135,472)   (116,570)    (99,852)
                                                           ---------   ---------   ---------
Future net cash flows                                        583,903     577,556     548,997
Discount to present value at 10 percent per annum           (113,546)   (121,673)   (119,162)
                                                           ---------   ---------   ---------
Standardized measure of discounted future net cash flows   $ 470,357   $ 455,883   $ 429,835
                                                           =========   =========   =========

The average price for natural gas in the above computations was $6.40, $6.07 and $4.96 per Mcf at December 31, 2004, 2003, and 2002, respectively. The average price used for crude oil in the above computations was $42.33, $32.05 and $31.82 per Bbl at December 31, 2004, 2003, and 2002, respectively.

CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS

The following table sets forth the changes in standardized measure of discounted future net cash flows for the years ended December 31, 2004, 2003 and 2002 (thousands of dollars):

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                 2004        2003        2002
                                                              ---------   ---------   ---------
Balance at Beginning of Period                                $ 455,883   $ 429,835   $ 402,917

Sales of oil and gas, net of production costs                  (179,018)   (118,256)    (86,822)
Changes in sales & transfer prices, net of production costs      32,203      82,200     348,960
Revisions of previous quantity estimates                         22,468     (24,563)   (373,928)
Sales of reserves-in-place                                           --      (5,026)         --
Current year discoveries, extensions
   and improved recovery                                        117,178      67,676      40,376
Changes in estimated future
   development costs                                            (11,331)     (7,824)     (9,840)
Development costs incurred during the period                      9,851      20,511      38,998
Accretion of discount                                            45,588      42,983      40,292
Net change in income taxes                                      (23,278)    (21,186)     (3,676)
Change in production rates (timing) and other                       813     (10,467)     32,558
                                                              ---------   ---------   ---------
Net change                                                       14,474      26,048      26,918
                                                              ---------   ---------   ---------
Balance at End of Period                                      $ 470,357   $ 455,883   $ 429,835
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

ITEM 9A. CONTROLS AND PROCEDURES

We conducted an evaluation under the supervision and with the participation of Meridian's management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of the end of the fourth quarter of 2004. Based upon that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that the design and operation of our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors during the fourth quarter of 2004 that could significantly affect these controls except as noted below.

In the course of preparing our first management report on internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act, we identified, and remediated in the fourth quarter of 2004, certain material weaknesses in the system of internal controls. The adjustments to the Company's consolidated financial statements resulting from such remediation were not material, either individually or in the aggregate. The material weaknesses that were remediated related to (a) a lack of effective controls over the coding of certain workover invoices, (b) controls over the revenue accrual process and (c) a lack of proper segregation of duties associated with the initiation and execution of wire transfers.

In accordance with an exemptive order by the SEC, management's annual report on internal control over financial reporting, required by Item 308(a) of Regulation S-K, and the related Attestation report of the Company's independent auditors, required by Item 308(b) of Regulation S-K, are not required to be filed on the date that this report is otherwise due to be filed. Such information will be filed on or before May 2, 2005 by an amendment to this report.

                                    PART III

The information required in Items 10, 11, 12, 13 and 14 is incorporated by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission on or before May 2, 2005.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     (a)  Documents filed as part of this report:


     1.   Financial Statements included in Item 8:

          (i)  Independent Registered Public Accounting Firms' Reports

          (ii) Consolidated Balance Sheets as of December 31, 2004 and 2003

          (iii) Consolidated Statements of Operations for each of the three years in the period ended December 31, 2004

          (iv) Consolidated Statements of Changes in Stockholders' Equity for each of the three years in the period ended December 31, 2004

          (v) Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2004

          (vi) Notes to Consolidated Financial Statements

          (vii) Consolidated Supplemental Oil and Gas Information (Unaudited)

     2.   Financial Statement Schedules:

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

             4.7      Amended and Restated Credit Agreement, dated December 23,
                      2004, among the Company, Fortis Capital Corp., as
                      Administrative Agent, Sole Lead Arranger and Bookrunner,
                      Comerica Bank, as Syndication Agent, Union Bank of
                      California, N.A., as Documentation Agent, and the several lenders from time to time parties thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 23, 2004).

             4.8      The Meridian Resource Corporation Directors' Stock Option
                      Plan (incorporated by reference to Exhibit 10.5 of the Company's Annual Report on Form 10-K for the year ended
                      December 31, 1991, as amended by the Company's Form 8 filed March 4, 1993).

             4.9      Amendment No. 1, dated as of January 29, 2001, to Rights
                      Agreement, dated as of May 5, 1999, by and between the Company and American Stock Transfer & Trust Co., as rights agent (incorporated by reference from the Company's
                      Current Report on Form 8-K dated January 29, 2001).

            4.10      First Amendment to Subordinated Credit Agreement, dated
                      December 5, 2001, between Meridian and Fortis Capital
                      Corp. (incorporated by reference to Exhibit 4.17 of the Company's Registration statement on Form S-3, as amended
                      (Reg. No. 333-75414)).

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

*    Management contract or compensation plan.

**   Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      THE MERIDIAN RESOURCE CORPORATION


                                      BY: /s/ JOSEPH A. REEVES, JR.
                                          --------------------------------------
                                          Chief Executive Officer
                                          (Principal Executive Officer)
                                          Director and Chairman of the Board

Date: March 15, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                Name                              Title                    Date
                ----                              -----                    ----


BY: /s/ JOSEPH A. REEVES, JR.            Chief Executive Officer      March 15, 2005
    -------------------------------   (Principal Executive Officer)
    Joseph A. Reeves, Jr.                 Director and Chairman
                                               of the Board


BY: /s/ MICHAEL J. MAYELL                 President and Director      March 15, 2005
    -------------------------------
    Michael J. Mayell


BY: /s/ LLOYD V. DELANO                  Chief Accounting Officer     March 15, 2005
    -------------------------------
    Lloyd V. DeLano


BY: /s/ E. L. HENRY                              Director             March 15, 2005
    -------------------------------
    E. L. Henry


BY: /s/ JOE E. KARES                             Director             March 15, 2005
    -------------------------------
    Joe E. Kares


BY: /s/ GARY A. MESSERSMITH                      Director             March 15, 2005
    -------------------------------
    Gary A. Messersmith


BY: /s/ DAVID W. TAUBER                          Director             March 15, 2005
    -------------------------------
    David W. Tauber



BY: /s/ JOHN B. SIMMONS                          Director             March 15, 2005
    -------------------------------
    John B. Simmons


BY: /s/ FENNER R. WELLER, JR.                    Director             March 15, 2005
    -------------------------------
    Fenner R. Weller, Jr.


BY: /s/ JAMES R. MONTAGUE                        Director             March 15, 2005
    -------------------------------
    James R. Montague

                                INDEX TO EXHIBITS

Exhibit
  No.                                   Description
-------                                 -----------
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

    4.7 Amended and Restated Credit Agreement, dated December 23, 2004, among the Company, Fortis Capital Corp., as Administrative Agent, Sole Lead
          Arranger and Bookrunner, Comerica Bank, as Syndication Agent, Union
          Bank of California, N.A., as Documentation Agent, and the several lenders from time to time parties thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated
          December 23, 2004).

    4.8   The Meridian Resource Corporation Directors' Stock Option Plan
          (incorporated by reference to Exhibit 10.5 of the Company's Annual
          Report on Form 10-K for the year ended December 31, 1991, as amended by the Company's Form 8 filed March 4, 1993).

    4.9 Amendment No. 1, dated as of January 29, 2001, to Rights Agreement, dated as of May 5, 1999, by and between the Company and American Stock
          Transfer & Trust Co., as rights agent (incorporated by reference from the Company's Current Report on Form 8-K dated January 29, 2001).

   4.10   First Amendment to Subordinated Credit Agreement, dated December 5,
          2001, between Meridian and Fortis Capital Corp. (incorporated by reference to Exhibit 4.17 of the Company's Registration statement on Form S-3, as amended (Reg. No. 333-75414)).

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

*    Management contract or compensation plan.

**   Filed herewith.