Form 10-K/A
period 2004-12-31
MERIDIAN RESOURCE CORP
filed 2005-05-02
CIK 869369

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

     (Title of each class)           (Name of each exchange on which registered)
Common Stock, $0.01 par value                    New York Stock Exchange
Rights to Purchase Preferred Shares              New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

                              --------------------

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [ ]

Aggregate market value of shares of common stock held by
non-affiliates of the Registrant at June 30, 2004                 $ 495,384,386

Number of shares of common stock outstanding at March 1, 2005:       79,215,394

                       DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Form (Items 10, 11, 12, 13 and 14) is incorporated by reference from the registrant's Proxy Statement to be filed on or before May 2, 2005.

                                EXPLANATORY NOTE

      This Amendment No. 1 (this "Amendment") to the Form 10-K of The Meridian Resource Corporation ("Meridian", the "Company", "we", "our", or "us") for the year ended December 31, 2004 (the "Form 10-K"), which was originally filed on March 16, 2005, is being filed to delete the check mark on the cover page of the Form 10-K relating to Item 405 of Regulation S-K and to include Management's Annual Report on Internal Controls Over Financial Reporting and our independent registered public accounting firm's assessment of that report. ITEM 9A. "CONTROLS AND PROCEDURES" has been amended to include these reports and Item 15 has been amended to reflect the filing of the relevant exhibits with this Amendment and no other sections were affected. This Amendment is filed pursuant to Securities and Exchange Commission Release No. 34-50754, which provides an extension for the filing of these items.

      This Amendment does not affect the original financial statements or footnotes as originally filed. This Amendment does not reflect events occurring after the original filing of the Form 10-K, and does not modify or update the disclosures therein in any way other than as required to reflect the amendments as described above and set forth below.

      As a result of these amendments, the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed as exhibits to the Form 10-K, have been re-executed and re-filed as of the date of this Form 10-K/A.

ITEM 9A. CONTROLS AND PROCEDURES

      DISCLOSURE CONTROLS AND PROCEDURES

      We conducted an evaluation under the supervision and with the participation of Meridian's management, including our Chief Executive Officer, President and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of the end of the fourth quarter of 2004. Based upon that evaluation, our Chief Executive Officer, President and Chief Accounting Officer concluded that the design and operation of our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors during the fourth quarter of 2004 that could significantly affect these controls except as noted below.

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

      MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

      Management is responsible for establishing and maintaining a system of adequate internal control over the Company's financial reporting, which is designed to provide reasonable assurance regarding the preparation of reliable published consolidated financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

      The Company's management assessed the effectiveness of the Company's system of internal control over financial reporting as of December 31, 2004. In making this assessment, the Company's management used the criteria for effective internal control over financial reporting described in "Internal Control - Integrated Framework" that the Committee of Sponsoring Organizations of the Treadway Commission issued.

      Based on its assessment using those criteria, management believes that, as of December 31, 2004, the Company's system of internal control over financial reporting was effective.

      The Company's independent registered public accounting firm has issued an attestation report on our assessment of the Company's internal control over financial reporting, which report follows.

      REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Stockholders and Board of Directors
The Meridian Resource Corporation

      We have audited management's assessment, included in Management's Annual Report on Internal Control Over Financial Reporting, that The Meridian Resource Corporation and subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

      A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;
(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

      In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

                                                      BDO Seidman, LLP

Houston, Texas
April 29, 2005

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

EXHIBITS

23.1  Consent of BDO Seidman, LLP

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended

31.2 Certification of President pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended

31.3 Certification of Chief Accounting Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              THE MERIDIAN RESOURCE CORPORATION

                              BY: /s/ JOSEPH A. REEVES, JR.
                                  --------------------------
                                  Chief Executive Officer

Date: May 2, 2005

                                INDEX TO EXHIBITS

23.1  Consent of BDO Seidman, LLP

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended

31.2 Certification of President pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended

31.3 Certification of Chief Accounting Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended