Form 10-Q
period 2005-03-31
MERIDIAN RESOURCE CORP
filed 2005-05-10
CIK 869369

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended: March 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes [X] No[ ]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).      Yes [X] No[ ]

Number of shares of common stock outstanding at May 4, 2005:    86,592,856

                        THE MERIDIAN RESOURCE CORPORATION
                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

                                                                                                           Page
                                                                                                          Number
                                                                                                          ------
PART I  -  FINANCIAL INFORMATION

     Item 1.  Financial Statements

                  Consolidated Statements of Operations (unaudited) for the
                     Three Months Ended March 31, 2005 and 2004                                              3

                  Consolidated Balance Sheets as of March 31, 2005 (unaudited)
                     and December 31, 2004                                                                   4

                  Consolidated Statements of Cash Flows (unaudited) for the
                     Three Months Ended March 31, 2005 and 2004                                              6

                  Consolidated Statements of Stockholders' Equity (unaudited) for the
                     Three Months Ended March 31, 2005 and 2004                                              7

                  Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the
                     Three Months Ended March 31, 2005 and 2004                                              8

                  Notes to Consolidated Financial Statements (unaudited)                                     9

     Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                                    16

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                    25

     Item 4.  Controls and Procedures                                                                       27

PART II  -  OTHER INFORMATION

     Item 1.  Legal Proceedings                                                                             28

     Item 6.  Exhibits                                                                                      28

SIGNATURES                                                                                                  29

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (thousands of dollars, except per share information)
                                   (unaudited)

                                                             THREE MONTHS ENDED MARCH 31,
                                                             ----------------------------
                                                               2005               2004
                                                             --------           --------
REVENUES:
      Oil and natural gas                                    $ 50,132           $ 46,140
      Price risk management activities                           (292)                --
      Interest and other                                          204                 52
                                                             --------           --------
                                                               50,044             46,192
                                                             --------           --------
OPERATING COSTS AND EXPENSES:
      Oil and natural gas operating                             4,683              3,008
      Severance and ad valorem taxes                            2,632              2,317
      Depletion and depreciation                               25,322             23,701
      General and administrative                                5,013              3,204
      Accretion expense                                           251                119
                                                             --------           --------
                                                               37,901             32,349
                                                             --------           --------
EARNINGS BEFORE OTHER EXPENSES & INCOME TAXES                  12,143             13,843
                                                             --------           --------
OTHER EXPENSES:
      Interest expense                                            985              2,169
      Debt conversion expense                                      --              1,188
                                                             --------           --------
                                                                  985              3,357
                                                             --------           --------
EARNINGS BEFORE INCOME TAXES                                   11,158             10,486
                                                             --------           --------
INCOME TAXES:
      Current                                                     590              1,000
      Deferred                                                  3,710              2,900
                                                             --------           --------
                                                                4,300              3,900
                                                             --------           --------

NET EARNINGS                                                    6,858              6,586
      Dividends on preferred stock                                731              1,299
                                                             --------           --------

NET EARNINGS APPLICABLE TO COMMON STOCKHOLDERS               $  6,127           $  5,287
                                                             ========           ========

NET EARNINGS (LOSS) PER SHARE:
      Basic                                                  $   0.08           $   0.08
      Diluted                                                $   0.07           $   0.08
WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
      Basic                                                    79,271             63,010
      Diluted                                                  85,024             68,341

                 See notes to consolidated financial statements.

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (thousands of dollars)

                                                                                 MARCH 31,       DECEMBER 31,
                                   ASSETS                                          2005              2004
                                   ------                                       -----------      ------------
                                                                                         (unaudited)
CURRENT ASSETS:
Cash and cash equivalents                                                       $    17,367      $     24,297
Restricted cash                                                                         431               891
Accounts receivable, less allowance for doubtful accounts of
      $242 [2005 and 2004]                                                           24,216            27,763
Prepaid expenses and other                                                            1,740             2,263
Assets from price risk management activities                                            291             5,705
                                                                                -----------      ------------
      Total current assets                                                           44,045            60,919
                                                                                -----------      ------------

PROPERTY AND EQUIPMENT:
Oil and natural gas properties, full cost method (including
      $45,480 [2005] and $34,731 [2004] not subject to depletion)                 1,412,741         1,377,649
Land                                                                                    479               478
Equipment                                                                            10,090            10,039
                                                                                -----------      ------------
                                                                                  1,423,310         1,388,166
Less accumulated depletion and depreciation                                         964,286           938,965
                                                                                -----------      ------------
         Total property and equipment, net                                          459,024           449,201
                                                                                -----------      ------------

OTHER ASSETS                                                                          2,157             2,272
                                                                                -----------      ------------

TOTAL ASSETS                                                                    $   505,226      $    512,392
                                                                                ===========      ============

                 See notes to consolidated financial statements.

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (continued)
                             (thousands of dollars)

                                                                                 MARCH 31,       DECEMBER 31,
                          LIABILITIES AND STOCKHOLDERS' EQUITY                     2005              2004
                          ------------------------------------                  -----------      ------------
                                                                                         (unaudited)
CURRENT LIABILITIES:
Accounts payable                                                                $     9,629      $     14,983
Revenues and royalties payable                                                        6,861             8,117
Due to affiliates                                                                     3,041             3,866
Notes payable                                                                           134               870
Accrued liabilities                                                                  15,095            21,406
Liabilities from price risk management activities                                    13,693             8,003
Asset retirement obligations                                                          1,834             1,331
Current income taxes payable                                                            590               105
                                                                                -----------      ------------

     Total current liabilities                                                       50,877            58,681
                                                                                -----------      ------------

LONG-TERM DEBT                                                                       75,129            75,129
                                                                                -----------      ------------

OTHER:
Deferred income taxes                                                                22,327            22,639
Liabilities from price risk management activities                                       747                --
Asset retirement obligations                                                          8,316             8,293
Other                                                                                    15                20
                                                                                -----------      ------------
                                                                                     31,405            30,952
                                                                                -----------      ------------
REDEEMABLE CONVERTIBLE PREFERRED STOCK:
Preferred stock, $1.00 par value (1,500,000 shares authorized,
     308,641 [2005] and 315,886 [2004] shares of Series C
     Redeemable Convertible Preferred Stock issued at stated value)                  30,864            31,589
                                                                                -----------      ------------

STOCKHOLDERS' EQUITY:
Common stock, $0.01 par value (200,000,000 shares authorized,
     79,620,614 [2005] and 79,215,394 [2004] issued)                                    826               821
Additional paid-in capital                                                          492,631           490,351
Accumulated deficit                                                                (167,117)         (173,244)
Accumulated other comprehensive loss                                                 (9,047)           (1,574)
Unamortized deferred compensation                                                      (342)             (313)
                                                                                -----------      ------------
     Total stockholders' equity                                                     316,951           316,041
                                                                                -----------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $   505,226      $    512,392
                                                                                ===========      ============

                 See notes to consolidated financial statements.

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (thousands of dollars)
                                   (unaudited)

                                                                     THREE MONTHS ENDED MARCH 31,
                                                                        2005            2004
                                                                    -----------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                        $     6,858      $      6,586
Adjustments to reconcile net earnings to net cash
  provided by operating activities:
     Depletion and depreciation                                          25,322            23,701
     Amortization of other assets                                           107               485
     Non-cash compensation                                                  427               411
     Non-cash price risk management activities                              292                --
     Debt conversion expense                                                 --             1,188
     Accretion expense                                                      251               119
     Deferred income taxes                                                3,710             2,900
Changes in assets and liabilities:
     Restricted cash                                                        460                --
     Accounts receivable                                                  3,547             1,173
     Prepaid expenses and other                                             523                89
     Due to affiliates                                                     (825)              946
     Accounts payable                                                    (5,354)             (636)
     Revenues and royalties payable                                      (1,256)           (1,023)
     Accrued liabilities and other                                       (3,928)            1,101
                                                                    -----------      ------------
Net cash provided by operating activities                                30,134            37,040
                                                                    -----------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and equipment                                (34,763)          (25,387)
     Sale of property and equipment                                        (109)               15
                                                                    -----------      ------------
Net cash used in investing activities                                   (34,872)          (25,372)
                                                                    -----------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Reductions in long-term debt                                            --            (5,320)
     Reductions - Notes payable                                            (736)             (194)
     Issuance of stock/exercise of stock options, net                       (83)               87
     Preferred dividends                                                 (1,360)           (3,057)
     Additions to deferred loan costs                                       (13)               (9)
                                                                    -----------      ------------
Net cash used in financing activities                                    (2,192)           (8,493)
                                                                    -----------      ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                  (6,930)            3,175
     Cash and cash equivalents at beginning of period                    24,297            12,821
                                                                    -----------      ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $    17,367      $     15,996
                                                                    ===========      ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Non-cash financing activities:
      Conversion of preferred stock                                 $      (702)     $     (6,357)
      Issuance of shares for settlement of accrued liabilities      $    (1,210)     $         --
      Conversion of convertible subordinated debt                   $        --      $    (20,000)

                 See notes to consolidated financial statements.

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                 (in thousands)
                                   (unaudited)

                                     Common Stock                               Accumulated
                                   --------------   Additional                    Other        Unamortized
                                             Par     Paid-In     Accumulated   Comprehensive     Deferred
                                   Shares   Value     Capital     (Deficit)        Loss        Compensation    Total
                                   ------   -----   ----------   -----------   -------------   ------------   --------
Balance, December 31, 2003         61,725     644      394,177      (202,492)         (7,704)          (290)   184,335
  Issuance of rights to common
    stock                              --       1          462            --              --           (463)        --
  Company's 401(k) plan
    contribution                       14      --           82            --              --             --         82
  Exercise of stock options             1      --            5            --              --             --          5
  Compensation expense                 --      --           --            --              --            411        411
  Accum. other comprehensive
    income                             --      --           --            --          (1,285)            --     (1,285)
  Issuance for conversion of
    pref stock                      1,477      14        6,343            --              --             --      6,357
  Issuance for conversion of sub
    debt                            4,173      42       20,908            --              --             --     20,950
  Preferred dividends                  --      --           --        (1,299)             --             --     (1,299)
  Net earnings                         --      --           --         6,586              --             --      6,586
                                   ------   -----   ----------   -----------   -------------   ------------   --------
Balance, March 31, 2004            67,390   $ 701   $  421,977   $  (197,205)  $      (8,989)  $       (342)  $216,142
                                   ======   =====   ==========   ===========   =============   ============   ========

Balance, December 31, 2004         79,215   $ 821   $  490,351   $  (173,244)  $      (1,574)  $       (313)  $316,041
  Issuance of rights to common
    stock                              --       1          455            --              --           (456)        --
  Exercise of stock options            20      --           67            --              --             --         67
  Compensation expense                 --      --           --            --              --            427        427
  Accum. other comprehensive
    income                             --      --           --            --          (7,473)            --     (7,473)
  Issuance for conversion of
    pref stock                        163       2          700            --              --             --        702
  Expenditures assoc. w/stock
    offering                           --      --         (150)           --              --             --       (150)
  Issuance to settle accrued
    liabilities                       223       2        1,208            --              --             --      1,210
  Preferred dividends                  --      --           --          (731)             --             --       (731)
  Net earnings                         --      --           --         6,858              --             --      6,858
                                   ------   -----   ----------   -----------   -------------   ------------   --------
Balance, March 31, 2005            79,621   $ 826   $  492,631   $  (167,117)  $      (9,047)  $       (342)  $316,951
                                   ======   =====   ==========   ===========   =============   ============   ========

                 See notes to consolidated financial statements.

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                             (thousands of dollars)
                                   (unaudited)

                                                                             THREE MONTHS ENDED MARCH 31,
                                                                             ----------------------------
                                                                               2005                2004
                                                                             --------            --------
Net earnings applicable to common stockholders                               $  6,127            $  5,287
                                                                             --------            --------
Other comprehensive income (loss), net of tax, for unrealized losses from hedging activities:
   Unrealized holding losses arising during period                             (8,685)             (3,634)
   Reclassification adjustments on settlement of contracts                      1,212               2,349
                                                                             --------            --------
                                                                               (7,473)             (1,285)
                                                                             --------            --------

Total comprehensive income (loss)                                            $ (1,346)           $  4,002
                                                                             ========            ========

                 See notes to consolidated financial statements.

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. BASIS OF PRESENTATION

The consolidated financial statements reflect the accounts of The Meridian Resource Corporation and its subsidiaries (the "Company") after elimination of all significant intercompany transactions and balances. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission.

The financial statements included herein as of March 31, 2005, and for the three month periods ended March 31, 2005 and 2004, are unaudited, and in the opinion of management, the information furnished reflects all material adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and of the results for the interim periods presented. Certain minor reclassifications of prior period statements have been made to conform to current reporting practices. The results of operations for interim periods are not necessarily indicative of results to be expected for a full year.

2. ACCRUED LIABILITIES

Below is the detail of our accrued liabilities on our balance sheets as of March 31, 2005 and December 31, 2004:

                              MARCH 31,    DECEMBER 31,
                                2005           2004
                              ---------    ------------
                                (000)           (000)

Capital Expenditures          $   8,621    $     12,662
Bonuses                           1,848           3,355
Dividends                           656           1,346
Other                             3,972           4,043
                              ---------    ------------

      TOTAL                   $  15,097    $     21,406
                              =========    ============

3. DEBT

CREDIT FACILITY. On December 23, 2004, the Company amended its existing credit facility to provide for a four-year $200 million senior secured credit facility (the "Credit Facility") with Fortis Capital Corp., as administrative agent, sole lead arranger and bookrunner; Comerica Bank as syndication agent; and Union Bank of California as documentation agent. Bank of Nova Scotia and Allied Irish Banks p.l.c. completed the syndication group. The initial borrowing base under the Credit Facility is $130 million and it has been reaffirmed by the syndication group effective April 30, 2005. As of March 31, 2005, outstanding borrowings under the Credit Facility totaled $75.1 million.

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

Under the Credit Facility, the Company may secure either (i) (a) an alternative base rate loan that bears interest at a rate per annum equal to the greater of the administrative agent's prime rate; or (b) federal funds-based rate plus -1/2 of 1%, plus an additional 0.5% to 1.25% depending on the ratio of the aggregate outstanding loans and letters of credit to the borrowing base or; (ii) a Eurodollar base rate loan that bears interest, generally, at a rate per annum equal to the London interbank offered rate ("LIBOR") plus 1.5% to 2.25%, depending on the ratio of the aggregate outstanding loans and letters of credit to the borrowing base. At March 31, 2005, the three-month LIBOR interest rate was 3.12%. The Credit Facility also provides for commitment fees of 0.375% calculated on the difference between the borrowing base and the aggregate outstanding loans under the Credit Facility.

4. 8.5% REDEEMABLE CONVERTIBLE PREFERRED STOCK

A private placement of $66.85 million of 8.5% redeemable convertible preferred stock was completed during May 2002. The preferred stock is convertible into shares of the Company's Common Stock at a conversion price of $4.45 per share. Dividends are payable semi-annually in cash or additional preferred stock. At the option of the Company, one-third of the preferred shares can be forced to convert to Common Stock if the closing price of the Company's Common Stock exceeds 150% of the conversion price for 30 out of 40 consecutive trading days on the New York Stock Exchange. The preferred stock is subject to redemption at the option of the Company after March 2005, and mandatory redemption on March 31, 2009. The holders of the preferred stock have been granted registration rights with respect to the shares of Common Stock issued upon conversion of the preferred stock. During March 2005, $0.7 million of preferred stock was converted into 0.2 million shares of Common Stock.

In April 2005, the Company completed the conversion of all of the remaining outstanding shares of preferred stock to Common Stock, with $30.9 million of stated value being converted into approximately 6.9 million shares of the Company's Common Stock.

5. COMMITMENTS AND CONTINGENCIES

LITIGATION.

H. L. HAWKINS LITIGATION. In December 2004, the estate of H.L. Hawkins filed a claim against Meridian for damages "estimated to exceed several million dollars" for Meridian's alleged gross negligence and willful misconduct under certain agreements concerning certain wells and property in the S.W. Holmwood and E.

Lake Charles Prospects in Calcasieu Parish, as a result of Meridian's satisfying a prior adverse judgment in favor of Amoco Production Company. Meridian will file an answer denying Hawkins' claims and assert a counterclaim for attorney's fees, court costs and other expenses, and for declaratory relief that Meridian is entitled to retain the amounts that it had been paid by Hawkins. The Company has not provided any amount for this matter in its financial statements at March 31, 2005.

ENVIRONMENTAL LITIGATION. Various landowners have sued Meridian (along with numerous other oil companies) in various similar lawsuits concerning the Weeks Island, Gibson, Bayou Pigeon, West Lake Verret and White Castle Fields. The lawsuits seek injunctive relief and other relief, including unspecified amounts in both actual and punitive damages for alleged breaches of mineral leases and alleged failure to restore the plaintiffs' lands from alleged contamination and otherwise from the defendants' oil and gas operations. The company has not provided any amount for these matters in the financial statement at March 31, 2005.

LITIGATION INVOLVING INSURABLE ISSUES. There are no other material legal proceedings which exceed our insurance limits to which Meridian or any of its subsidiaries is a party or to which any of its property is subject, other than ordinary and routine litigation incidental to the business of producing and exploring for crude oil and natural gas.

6. STOCKHOLDERS' EQUITY

COMMON STOCK. In August 2004, the Company completed a public offering of 13,800,000 shares of Common Stock at a price of $7.25 per share. The total proceeds of the offering, net of issuance costs, received by the Company were approximately $94.6 million. The Company repurchased all of the 7,082,030 shares of its Common Stock that were beneficially owned by Shell Oil Company for $49.3 million and a portion of the remaining proceeds of that equity offering was used to repay borrowings under the Company's senior secured credit agreement, which resulted in an increase in funds available to the Company to accelerate planned capital expenditures for drilling activities and related pipeline construction. The repurchased 7,082,030 shares of Common Stock that were held in Treasury Stock were retired as of September 30, 2004. As previously noted, during the three months ended March 31, 2004, 1.5 million shares of Common Stock were issued for the conversion of the 8.5% Redeemable Convertible Preferred Stock and
4.2 million shares of Common Stock was issued for the early retirement of the 9-1/2% Convertible Subordinated Notes.

7. EARNINGS PER SHARE (in thousands, except per share)

The following tables set forth the computation of basic and diluted net earnings per share:

                                                                               THREE MONTHS ENDED MARCH 31,
                                                                                   2005             2004
                                                                                ---------          -------
Numerator:
     Net earnings (loss) applicable to common stockholders                      $   6,127          $ 5,287
     Plus income impact of assumed conversions:
         Preferred stock dividends                                                    N/A              N/A
         Interest on convertible subordinated notes                                   N/A              N/A
                                                                                ---------          -------
     Net earnings (loss) applicable to common stockholders
         plus assumed conversions                                               $   6,127          $ 5,287
                                                                                ---------          -------
Denominator:
     Denominator for basic earnings per
         share - weighted-average shares outstanding                               79,271           63,010
Effect of potentially dilutive common shares:
     Warrants                                                                       4,536            4,037
     Employee and director stock options                                            1,217            1,294
     Convertible subordinated notes                                                    --               --
     Redeemable preferred stock                                                       N/A              N/A
                                                                                ---------          -------
     Denominator for diluted earnings per share -
         weighted-average shares outstanding
         and assumed conversions                                                   85,024           68,341
                                                                                =========          =======
Basic earnings per share                                                        $    0.08          $  0.08
                                                                                =========          =======
Diluted earnings per share                                                      $    0.07          $  0.08
                                                                                =========          =======

8. OIL AND NATURAL GAS HEDGING ACTIVITIES

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

The Company's results of operations and operating cash flows are impacted by changes in market prices for oil and natural gas. To mitigate a portion of the exposure to adverse market changes, the Company has entered into various swap agreements. These swaps allow the Company to predict with greater certainty the effective oil and natural gas prices to be received for hedged production. Although derivatives often fail to achieve 100% effectiveness for accounting purposes, these derivative instruments continue to be highly effective in achieving the risk management objectives for which they were intended. These swaps have been designated as cash flow hedges as provided by FAS 133 and any changes in fair value are recorded in other comprehensive income until earnings are affected by the variability in cash flows of the designated hedged item. Any changes in fair value resulting from the ineffectiveness of the hedge are reported in the consolidated statement of operations as a component of revenues. The Company recognized a loss related to hedge ineffectiveness of $0.3 million during the three months ended March 31, 2005, and none during the three months ended March 31, 2004.

The estimated March 31, 2005 fair value of the Company's oil and natural gas derivatives was an unrealized loss of $13.9 million ($9.0 million net of tax) which is recorded in Accumulated Other Comprehensive Loss on the Company's consolidated balance sheet. Based upon March 31, 2005 oil and natural gas commodity prices, approximately $13.2 million of the loss deferred in other comprehensive income could potentially lower gross revenues over the next twelve months. The swap agreements expire at various dates through July 31, 2006.

Net settlements under these swap agreements reduced oil and natural gas revenues by $1,864,000 and $3,614,000 for the three months ended March 31, 2005 and 2004, respectively, as a result of hedging transactions.

The Notional Amount is equal to the total net volumetric hedge position of the Company during the periods presented. The positions effectively hedge approximately 41% of our proved developed natural gas production and 37% of our proved developed oil production during the respective terms of the swap agreements. The fair values of the hedges are based on the difference between the strike price and the New York Mercantile Exchange future prices for the applicable trading months.

The fair value of our hedging agreements is recorded on our consolidated balance sheet as separately identified assets or liabilities, except for $64 thousand included in Other Assets. The estimated fair value of our hedging agreements as of March 31, 2005, is provided below:

                                                                                        Fair Value
                                                   Swap / Floor        Ceiling           March 31,
                                       Notional       Price             Price               2005
                               Type     Amount     ($ per unit)     ($ per unit)      (in thousands)
                              ------   ---------   ------------   -----------------   --------------
NATURAL GAS (mmbtu)
Apr 2005 - Jun 2005             Swap     520,000   $       3.74                 N/A     $   (2,022)
Apr 2005 - Oct 2005             Swap   2,610,000   $       6.34                 N/A         (3,644)
Apr 2005 - Oct 2005           Collar   2,600,000   $       6.50   $            7.90           (900)
                                                                                        ----------
                                                                  Total Natural Gas         (6,566)
                                                                                        ----------

CRUDE OIL (bbls)
Apr 2005 - Jul 2005             Swap     152,000   $      23.00                 N/A         (5,024)
Aug 2005 - Jul 2006           Collar     209,000   $      37.50   $           47.50         (2,103)
Aug 2005 - Jul 2006           Collar      48,000   $      40.00   $           50.00           (392)
                                                                                        ----------
                                                                  Total Crude Oil           (7,519)
                                                                                        ----------
                                                                                        $  (14,085)
                                                                                        ==========

9. STOCK-BASED COMPENSATION

SFAS 123, "Accounting for Stock-Based Compensation," as amended by SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As provided for under SFAS 123, there has been no amount of compensation expense recognized for the Company's stock option plans. The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees." Compensation expense is recorded for restricted stock awards over the requisite vesting periods based upon the market value on the date of the grant. No stock-based compensation expense was recorded in the three month periods ended March 31, 2005 and 2004.

The following is a reconciliation of reported earnings and earnings per share as if the Company used the fair value method of accounting for stock-based compensation. Fair value is calculated using the Black-Scholes option-pricing model.

                                                                                (In thousands, except per share data)
                                                                                    Three Months Ended March 31,
                                                                                -------------------------------------
                                                                                  2005                         2004
                                                                                -------                      --------
Net earnings applicable to common stockholders as reported                      $ 6,127                      $  5,287

Stock-based compensation (expense) benefit determined under
  fair value method for all awards, net of tax                                      (58)                           (4)
                                                                                -------                      --------

Net earnings applicable to common stockholders pro forma                        $ 6,069                      $  5,283
                                                                                =======                      ========

Basic earnings per share:
      As reported                                                               $  0.08                      $   0.08
      Pro forma                                                                 $  0.08                      $   0.08

Diluted earnings per share:
      As reported                                                               $  0.07                      $   0.08
      Pro forma                                                                 $  0.07                      $   0.08

In December 2004, the FASB issued SFAS No. 123R which is a replacement statement to SFAS No. 123 entitled "Share-Based Payment." This statement also amends SFAS Statement 95. This statement addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for
(a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees," and generally would require instead that such transactions be accounted for using a fair-value-based method. This statement will be effective for the Company for interim periods beginning after December 15, 2005. The impact on the results of operations would be similar to the pro forma disclosures made above.

10. ASSET RETIREMENT OBLIGATIONS

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

The following table describes the change in the Company's asset retirement obligations for the three months ended March 31, 2005, and for the year ended December 31, 2004 (thousands of dollars):

Asset retirement obligation at December 31, 2003                                $   4,102
Additional retirement obligations recorded in 2004                                  1,051
Settlements during 2004                                                              (972)
Revisions to estimates during 2004                                                  4,842
Accretion expense for 2004                                                            601
                                                                                ---------
Asset retirement obligation at December 31, 2004                                    9,624
Revisions to estimates during 2005                                                    275
Accretion expense for 2005                                                            251
                                                                                ---------
Asset retirement obligation at March 31, 2005                                   $  10,150
                                                                                =========

11. NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123R which is a replacement statement to SFAS No. 123 entitled "Share-Based Payment." This statement also amends SFAS Statement 95. This statement addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for
(a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees," and generally would require instead that such transactions be accounted for using a fair-value-based method. This statement will be effective for the Company for interim periods beginning after December 15, 2005. The impact on the results of operations would be similar to the pro forma disclosures presented in Note 9.

12. SUBSEQUENT EVENT

In April 2005, the Company completed the conversion of all of the remaining outstanding shares of the 8.5% Redeemable Convertible Preferred Stock to Common Stock, with $30.9 million of stated value being converted into approximately 6.9 million shares of the Company's Common Stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of Meridian's financial operations for the three months ended March 31, 2005 and 2004. The Company's consolidated financial statements included in this report, as well as our Annual Report on Form 10-K for the year ended December 31, 2004 (and the notes attached thereto), should be read in conjunction with this discussion.

GENERAL.

During 2005, the Company continued to make strides in its business plan of solid financial footing coupled with an inventory of lower risk, lower cost, and multi-well plays, incorporating a blended exposure to higher potential prospect opportunities. During the first quarter of 2005, the Company reported continued improvement in several financial metrics including an increase in the price received for its oil and natural gas sales, resulting in a 9% increase in oil and natural gas revenues, from $46.1 million for the quarter ended March 31, 2004, to $50.1 million for the most recent quarter ended March 31, 2005. Capital expenditures for the first quarter of 2005 totaled approximately $34.8 million and were focused primarily in the Company's Biloxi Marshlands project area, as well as the Ramos Complex area. During 2005, the Company utilized many of the seismic processing and interpretative techniques employed in the Biloxi Marshlands project area to further expand its multi-well play concept, which resulted in new project areas like the Ramos Complex. The Company's 2005 capital expenditures program is currently set at $139 million and is expected to be funded entirely from cash flow. Below is a brief discussion of the Company's capital expenditure activities for the first quarter of 2005.

OPERATIONS OVERVIEW. During 2005, the Company's exploration activities have been primarily focused in the Ramos Complex area and the Biloxi Marshlands ("BML") project area. In the Ramos Complex, the Company recently announced production test results on its CL&F No. 71 well at an initial daily flow rate of 4.3 million cubic feet of gas ("Mmcf") with no accompanying water production. The Company reported in its 10-K report that the original well had encountered approximately 80 feet of apparent pay in the well. The well was recently placed on production following completion of the production facilities and pipeline tie-ins. Meridian owns a 92% working interest in the well.

Following the drilling and completion of the CL&F No. 71 well, the rig utilized to drill the CL&F No. 71 well was mobilized to another prospect within the Company's Ramos Complex area to drill the Avoca #5-2 well. That well has been drilled to its total depth and is currently being completed and prepared for production testing. The Company owns a 92% working interest in the Avoca #5-2 well. Meridian is focusing a portion of its 2005 drilling program on projects that have larger reserve potential in the Ramos Complex, which represents a new core area for the Company utilizing its internal processing capabilities to develop an additional low risk exploration play concept similar to those discovered at the Thornwell and Biloxi Marshlands fields. Meridian has scheduled additional drilling activities in this project area and is planning to utilize between one and two rigs in this region as part of its exploration program during the remainder of 2005 and 2006.

During 2005, the Company successfully recompleted its Thibodeaux #3 well in its Ramos producing field and has placed the well on production at a rate of 2.5 Mmcfe per day. Although the current operations were successful in curtailing the majority of the associated water production from the lower sections in the producing sand, the rate will be managed and monitored to maximize the ultimate recoveries from this well bore. The Company's Thibodeaux No.1 well has the same zone up hole from its current producing zone, which provides an additional take-point should the water not be able to be curtailed in this well, at which time the Thibodeaux No. 3 well would be completed in the upper productive zone.

The drilling rig utilized for the recompletion activities on the Thibodeaux #3 well was mobilized to drill the Company's CL&F No. 72 well in the Ramos Complex area. The well was recently spud and will be drilled to a total depth of 13,500 feet and the Company owns a 92% working interest.

During January 2005, the Company also drilled its Twin Island - LA Cutler #1 well to test the M19 sand interval. The well was drilled to a total depth of approximately 11,700 feet and failed to encounter commercial hydrocarbons and was subsequently abandoned. The Company had a 92% working interest in the well. In addition, the Company completed drilling operations on its Ferdinand Boudreaux well on the Zwan prospect to its total depth of approximately 13,700 feet to test the Camerina sand interval. The well was subsequently abandoned. The Company had a 59.5% working interest in the well.

In the Company's Biloxi Marshlands project area, the Company has drilled 32 wells since inception of the project which have tested various potentially productive horizons, including the Deltaic, Tex W, Big Hum, Cris "I", Cib Op, and Rob L sand sections. The Company has tested or placed on production 20 wells representing an overall 63% success rate. Most recently, the Company expanded the BML field to the extreme southeast quadrant of the play known as the Hornet's Nest area. Of five wells drilled to date in the Hornet's Nest area, two were discoveries, two were dry holes, with one temporarily abandoned for further evaluation of apparent pay indicated by electric logs in the Tex W sand section. The discoveries were placed on production during January 2005 at daily flow rates of approximately 3.7 Mmcfe and 4.3 Mmcfe, respectively.

As previously reported, during March 2005 the Company completed its southwestern extension of its gathering system and production facility to tie-in its South Apollo, LA Prejean No. 1 well. The Prejean well was placed on production at initial flow rates of 5.3 Mmcf with no corresponding water production. Meridian owns a 92% working interest in this well.

Other activity in the north central region of the BML play included the drilling of the South Ceres - Lake Eugenie Land & Development No. 31-1 well which encountered sands but not sufficient hydrocarbons to justify a completion. This well is under evaluation for a possible additional well based on the Company's newly merged and processed 3-D seismic received subsequent to the test well.

The Company continues to extend the Biloxi Marshlands play to different areas in an effort to test the five identified sand sections in the area. The most recent well, the String of Pearls - SL 18315 No. 1, tested the Basal Deltaic sand section in the northeast quadrant of the play. Electric logs indicated 70 feet of natural gas pay in the well. The well was tested through five feet of perforations between 5,883 feet and 5,888 feet at a gross daily flow rate of approximately 6.2 Mmcf. Production from the well will require construction of a pipeline and facility tie-ins, which the Company expects to have completed during the second quarter of 2005.

The rig utilized to drill the String of Pearls prospect is currently being mobilized to the Company's Pan prospect, to drill the SL 18157 No. 1 well. The well will be drilled to an estimated total depth of approximately 9,000 feet to test the Cris "I" sand interval.

During February 2005, the Company initiated its 2005 3-D seismic data acquisition program in the BML project area. The field work on the 2005 program has been completed and includes 142 square miles of new proprietary data and when combined with the Company's existing 3-D data in the BML project area, will include over 750 square miles of 3-D data, of which approximately 480 square miles are proprietary. The Company has recently begun to take delivery of the new data and the data will be processed and merged to create one data set over substantially all of the BML project area.

During the first quarter of 2005, the Company successfully bid on 14 leases in the State of Louisiana lease sales on acreage in its Biloxi Marshlands project area and has applied for over 53 permits in the area. As an active participant in the leasing and drilling in this region, Meridian has received support of the State of Louisiana with its permits and has been granted 8 permits to drill with the expectations of continuing permitting that will allow it to continue to utilize at least one to two drilling rigs in the BML area on an ongoing basis during the balance of 2005.

The Company expects to maintain an active drilling program utilizing a minimum of three to four drilling rigs focused primarily in the BML project area and other similarly styled plays such as the Ramos Complex. The Company continues to develop new exploration plays and prospects within its region of focus in south Louisiana from its seismic and land asset base consisting of over 8,000 square miles of 3-D seismic data and approximately 300,000 gross acres under leases and options. The Company's current capital expenditure budget for 2005 totals approximately $139 million of which a substantial portion will be devoted to exploratory drilling projects. The Company expects to fund its 2005 capital expenditures program entirely from cash flow and accordingly the Company has hedged a significant portion of its 2005 future production at attractive prices (see page 12 - "Oil and Natural Gas Hedging Activities").

INDUSTRY CONDITIONS. Revenues, profitability and future growth rates of Meridian are substantially dependent upon prevailing prices for oil and natural gas. Oil and natural gas prices have been extremely volatile in recent years and are affected by many factors outside of our control. Our average oil price (after adjustments for hedging activities) for the three months ended March 31, 2005, was $33.99 per barrel compared to $25.10 per barrel for the three months ended March 31, 2004, and $31.11 per barrel for the three months ended December 31, 2004. Our average natural gas price (after adjustments for hedging activities) for the three months ended March 31, 2005, was $6.66 per Mcf compared to $5.70 per Mcf for the three months ended March 31, 2004, and $6.87 per Mcf for the three months ended December 31, 2004. Fluctuations in prevailing prices for oil and natural gas have several important consequences to us, including affecting the level of cash flow received from our producing properties, the timing of exploration of certain prospects and our access to capital markets, which could impact our revenues, profitability and ability to maintain or increase our exploration and development program.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES. The Company's discussion and analysis of its financial condition and results of operation are based upon consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted and adopted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. See the Company's Annual Report on Form 10-K for the year ended December 31, 2004, for further discussion.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THREE MONTHS ENDED MARCH 31, 2004

OPERATING REVENUES. First quarter 2005 oil and natural gas revenues, which include oil and natural gas hedging activities (see Note 8 of Notes to Consolidated Financial Statements), increased $4.0 million (9%) as compared to first quarter 2004 revenues due to a 20% increase in average commodity prices on a natural gas equivalent basis, partially offset by a 10% decrease in production volumes primarily due to natural production declines. Our average daily production decreased from 94 Mmcfe during the first quarter of 2004 to 86 Mmcfe for the first quarter of 2005. Oil and natural gas production volume totaled 7,765 Mmcfe for the first quarter of 2005, compared to 8,596 Mmcfe for the comparable period of 2004. The decrease in production between the quarters was primarily a result of the Company's Thibodeaux #3 well on the Ramos prospect being off of production for the entire three months ended March 31, 2005, coupled with natural production declines. The Company has recently completed operations on the Thibodeaux #3 well and has returned the well to production at approximately 2.5 Mmcfe per day. The Company is monitoring the water production from the well in an effort to determine the origin of the water production.

The following table summarizes the Company's operating revenues, production volumes and average sales prices for the three months ended March 31, 2005 and 2004:

                                                         THREE MONTHS ENDED
                                                              MARCH 31,                INCREASE
                                                       2005               2004        (DECREASE)
                                                    -----------      -----------      ----------
Production Volumes:
     Oil (Mbbl)                                             260              311         (16%)
     Natural gas (MMcf)                                   6,203            6,729          (8%)
     Mmcfe                                                7,765            8,596         (10%)

Average Sales Prices:
     Oil (per Bbl)                                  $     33.99      $     25.10          35%
     Natural gas (per Mcf)                          $      6.66      $      5.70          17%
     Mmcfe                                          $      6.46      $      5.37          20%

Operating Revenues (000's):
     Oil                                            $     8,846      $     7,807          13%
     Natural gas                                         41,286           38,333           8%
                                                    -----------      -----------
     Total Operating Revenues                       $    50,132      $    46,140           9%
                                                    ===========      ===========

OPERATING EXPENSES. Oil and natural gas operating expenses on an aggregate basis increased $1.7 million (56%) to $4.7 million during the first quarter of 2005, compared to $3.0 million in 2004. On a unit basis, lease operating expenses increased $0.25 per Mcfe to $0.60 per Mcfe for the first quarter of 2005 from $0.35 per Mcfe for the first quarter of 2004. Oil and gas operating expenses increased due to additional operating expenses associated with the increase in wells and facilities in the Biloxi Marshlands project area, and to increased workover related expenses, primarily at Weeks Island, Ramos and various offshore fields.

SEVERANCE AND AD VALOREM TAXES. Severance and ad valorem taxes increased $0.3 million (14%) to $2.6 million for the first quarter of 2005, compared to $2.3 million during the same period in 2004 primarily because of an increase in oil prices and a higher natural gas tax rate, partially offset by a decrease in natural gas production. Meridian's oil and natural gas production is primarily from Louisiana, and is therefore subject to

Louisiana severance tax. The severance tax rates for Louisiana are 12.5% of gross oil revenues and $0.208 per Mcf for natural gas, an increase from $0.171 per Mcf for the first half of 2004. On an equivalent unit of production basis, severance and ad valorem taxes increased to $0.34 per Mcfe from $0.27 per Mcfe for the comparable three-month period.

DEPLETION AND DEPRECIATION. Depletion and depreciation expense increased $1.6 million (7%) during the first quarter of 2005 to $25.3 million, from $23.7 million for the same period of 2004. This was primarily the result of an increase in the depletion rate as compared to the 2004 period, partially offset by the decrease in oil and natural gas production. On a unit basis, depletion and depreciation expense increased by $0.50 per Mcfe, to $3.26 per Mcfe for the three months ended March 31, 2005, compared to $2.76 per Mcfe for the same period in 2004.

GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense increased $1.8 million to $5.0 million compared to $3.2 million for 2004. The increase was primarily the result of increased professional services, accounting fees and increased operating activities. On an equivalent unit of production basis, general and administrative expenses increased $0.28 per Mcfe to $0.65 per Mcfe for the first quarter of 2005 compared to $0.37 per Mcfe for the comparable 2004 period.

INTEREST EXPENSE. Interest expense decreased $1.2 million (55%), to $1.0 million for the first quarter of 2005 in comparison to the first quarter of 2004. The decrease is primarily a result of reduction in long-term debt.

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL. During the first quarter of 2005, Meridian's capital expenditures were internally financed with cash from operations. As of March 31, 2005, the Company had a cash balance of $17.4 million and a working capital deficit of $6.8 million. This deficit was made up primarily of a $13.4 million net current liability associated with price risk management activities which will be offset by future revenues. Management's strategy is to grow the Company prudently, taking advantage of the strong asset base built over the years and to add reserves through the drill bit while maintaining a disciplined approach to costs. Where appropriate, the Company will allocate excess cash above capital expenditures to reduce leverage.

CASH FLOWS. Net cash provided by operating activities was $30.1 million for the three months ended March 31, 2005, as compared to $37.0 million for the same period in 2004. The decrease of $6.9 million was primarily due to a reduction in payables in the first three months of 2005, over the first three months of 2004.

Net cash used in investing activities was $34.9 million during the three months ended March 31, 2005, versus $25.4 million in the first three months of 2004. The increase in capital expenditures of $9.4 million was primarily associated with drilling and related activities in the Biloxi Marshlands project area.

Cash flows used in financing activities during the first three months of 2005 were $2.2 million, compared to cash used in financing activities of $8.5 million during the first three months of 2004. This reduction in cash used in financing activities was primarily due to reduced preferred stock dividends coupled with the reduction in debt repayments. With the preferred stock conversions in April 2005, the Company will see an annual $2.6 million reduction of dividend payments.

CREDIT FACILITY. On December 23, 2004, the Company amended its existing credit facility to provide for a four-year $200 million senior secured credit facility (the "Credit Facility") with Fortis Capital Corp., as administrative agent, sole lead arranger and bookrunner; Comerica Bank as syndication agent; and Union Bank of California as documentation agent. Bank of Nova Scotia and Allied Irish Banks p.l.c. completed the syndication group. The initial borrowing base under the Credit Facility is $130 million and it has been reaffirmed by the syndication group effective April 30, 2005. As of March 31, 2005, outstanding borrowings under the Credit Facility totaled $75.1 million.

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

Under the Credit Facility, the Company may secure either (i) (a) an alternative base rate loan that bears interest at a rate per annum equal to the greater of the administrative agent's prime rate; or (b) federal funds-based rate plus -1/2 of 1%, plus an additional 0.5% to 1.25% depending on the ratio of the aggregate outstanding loans and letters of credit to the borrowing base or; (ii) a Eurodollar base rate loan that bears interest, generally, at a rate per annum equal to the London interbank offered rate ("LIBOR") plus 1.5% to 2.25%, depending on the ratio of the aggregate outstanding loans and letters of credit to the borrowing base. At March 31, 2005, the three-month LIBOR interest rate was 3.12%. The Credit Facility also provides for commitment fees of 0.375% calculated on the difference between the borrowing base and the aggregate outstanding loans under the Credit Facility.

8.5% REDEEMABLE CONVERTIBLE PREFERRED STOCK. A private placement of $66.85 million of 8.5% redeemable convertible preferred stock was completed during May 2002. The preferred stock is convertible into shares of the Company's Common Stock at a conversion price of $4.45 per share. Dividends are payable semi-annually in cash or additional preferred stock. At the option of the Company, one-third of the preferred shares can be forced to convert to Common Stock if the closing price of the Company's Common Stock exceeds 150% of the conversion price for 30 out of 40 consecutive trading days on the New York Stock Exchange. The preferred stock is subject to redemption at the option of the Company after March 2005, and mandatory redemption on March 31, 2009. The holders of the preferred stock have been granted registration rights with respect to the shares of Common Stock issued upon conversion of the preferred stock. During March 2005, $0.7 million of preferred stock was converted into 0.2 million shares of Common Stock.

In April 2005, the Company completed the conversion of all of the remaining outstanding shares of preferred stock to Common Stock, with $30.9 million of stated value being converted into approximately 6.9 million shares of the Company's Common Stock.

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

CAPITAL EXPENDITURES. Total capital expenditures for this period approximated $34.8 million. Although the Company plans to continue additional drilling during the remainder of 2005, such operations will depend primarily on achieving anticipated cash flows, permitting of wells and the availability of suitable drilling rigs. Meridian recently completed the final field work on its 3-D seismic survey at its Biloxi Marshlands acreage and preliminary indications are that a number of additional drilling locations are present in the area encompassing the new survey which will form the basis for its future drilling activities during 2005 and 2006.

Based on internal projections, using its internal risked analysis of production based on an expected capital expenditures program for 2005 of $139 million, the Company believes that it can further improve its balance sheet while, at the same time, continuing its scheduled capital expenditure program, drilling 15 to 20 low-risk wells and acquiring and re-processing additional 3-D seismic data over its Biloxi Marshlands project and other exploration areas targeted for exploration growth.

DIVIDENDS. It is our policy to retain existing cash for reinvestment in our business, and therefore, we do not anticipate that dividends will be paid with respect to the Common Stock in the foreseeable future. During May 2002, the Company completed the private placement of $67 million of 8.5% Redeemable Convertible Preferred Stock and dividends are payable semi-annually. A semi-annual cash dividend of $1.3 million was paid in January 2005.

In April 2005, the Company completed the conversion of all of the remaining outstanding shares of the 8.5% Redeemable Convertible Preferred Stock to Common Stock, with $30.9 million of stated value being converted into approximately 6.9 million shares of the Company's Common Stock. As a result of the conversions in April 2005 the Company will realize an annual cash savings of approximately $2.6 million on the Preferred Stock dividends.

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

BORROWING BASE FOR THE CREDIT FACILITY. The Credit Agreement with Fortis Capital Corp. as administrative agent, is presently scheduled for borrowing base redetermination dates on a semi-annual basis with the next such redetermination scheduled for October 31, 2005. The borrowing base is redetermined on numerous factors including current reserve estimates, reserves that have recently been added, current commodity prices, current production rates and estimated future net cash flows. These factors have associated risks with each of them. Significant reductions or increases in the borrowing base will be determined by these factors, which, to a significant extent, are not under the Company's control.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is currently exposed to market risk from hedging contracts changes and changes in interest rates. A discussion of the market risk exposure in financial instruments follows.

INTEREST RATES

We are subject to interest rate risk on our long-term fixed interest rate debt and variable interest rate borrowings. Our long-term borrowings primarily consist of borrowings under the Credit Facility. Since interest charged borrowings under the Credit Facility floats with prevailing interest rates (except for the applicable interest period for Eurodollar loans), the carrying value of borrowings under the Credit Facility should approximate the fair market value of such debt. Changes in interest rates, however, will change the cost of borrowing. Assuming $75.1 million remains borrowed under the Credit Agreement, we estimate our annual interest expense will change by $0.75 million for each 100 basis point change in the applicable interest rates utilized under the Credit Agreement.

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

We have entered into certain swap agreements as summarized in the table below. The Notional Amount is equal to the total net volumetric hedge position of the Company during the periods presented. The positions effectively hedge approximately 41% of our proved developed natural gas production and 37% of our proved developed oil production during the respective terms of the swap agreements. The fair values of the hedges are based on the difference between the strike price and the New York Mercantile Exchange future prices for the applicable trading months.


                                                                  Swap / Floor                              Fair Value
                                                Notional              Price       Ceiling Price           March 31, 2005
                               Type              Amount          ($ per unit)     ($ per unit)            (in thousands)
                              ------            ---------        -------------  -----------------         --------------
NATURAL GAS (MMBTU)
Apr 2005 - Jun 2005             Swap              520,000            $  3.74                  N/A           $   (2,022)
Apr 2005 - Oct 2005             Swap            2,610,000            $  6.34                  N/A               (3,644)
Apr 2005 - Oct 2005           Collar            2,600,000            $  6.50              $  7.90                 (900)
                                                                                                            ----------
                                                                                Total Natural Gas               (6,566)
                                                                                                            ----------

CRUDE OIL (BBLS)
Apr 2005 - Jul 2005             Swap              152,000            $ 23.00                  N/A               (5,024)
Aug 2005 - Jul 2006           Collar              209,000            $ 37.50              $ 47.50               (2,103)
Aug 2005 - Jul 2006           Collar               48,000            $ 40.00              $ 50.00                 (392)
                                                                                  Total Crude Oil               (7,519)
                                                                                                            ----------
                                                                                                            $  (14,085)
                                                                                                            ==========

ITEM 4. CONTROLS AND PROCEDURES

We conducted an evaluation under the supervision and with the participation of Meridian's management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the first quarter of 2005. Based upon that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that the design and operation of our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors during the first quarter of 2005 that could significantly affect these controls.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

H. L. HAWKINS LITIGATION. In December 2004, the estate of H.L. Hawkins filed a claim against Meridian for damages "estimated to exceed several million dollars" for Meridian's alleged gross negligence and willful misconduct under certain agreements concerning certain wells and property in the S.W. Holmwood and E. Lake Charles Prospects in Calcasieu Parish, as a result of Meridian's satisfying a prior adverse judgment in favor of Amoco Production Company. Meridian will file an answer denying Hawkins' claims and assert a counterclaim for attorney's fees, court costs and other expenses, and for declaratory relief that Meridian is entitled to retain the amounts that it had been paid by Hawkins. The Company has not provided any amount for this matter in its financial statements at March 31, 2005.

ENVIRONMENTAL LITIGATION. Various landowners have sued Meridian (along with numerous other oil companies) in various similar lawsuits concerning the Weeks Island, Gibson, Bayou Pigeon, West Lake Verret and White Castle Fields. The lawsuits seek injunctive relief and other relief, including unspecified amounts in both actual and punitive damages for alleged breaches of mineral leases and alleged failure to restore the plaintiffs' lands from alleged contamination and otherwise from the defendants' oil and gas operations. The Company has not provided any amount for these matters in its financial statements at March 31, 2005.

LITIGATION INVOLVING INSURABLE ISSUES. There are no other material legal proceedings which exceed our insurance limits to which Meridian or any of its subsidiaries is a party or to which any of its property is subject, other than ordinary and routine litigation incidental to the business of producing and exploring for crude oil and natural gas.

ITEM 6.  EXHIBITS.

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

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
               --------------------------------------------------
                                  (Registrant)

Date: May 10, 2005                       By: /s/ LLOYD V. DELANO
                                             ----------------------------------
                                                 Lloyd V. DeLano
                                                 Senior Vice President
                                                 Chief Accounting Officer

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