Form 10-Q
period 2005-06-30
MERIDIAN RESOURCE CORP
filed 2005-08-09
CIK 869369

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended: June 30, 2005

      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to _____________

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

Number of shares of common stock outstanding at August 1, 2005: 86,661,864

                        THE MERIDIAN RESOURCE CORPORATION
                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

                                                                                                       Page
                                                                                                      Number
                                                                                                      ------
PART I  -  FINANCIAL INFORMATION

     Item 1.  Financial Statements

                  Consolidated Statements of Operations (unaudited) for the
                     Three Months and Six Months Ended June 30, 2005 and 2004                            3

                  Consolidated Balance Sheets as of June 30, 2005 (unaudited)
                     and December 31, 2004                                                               4

                  Consolidated Statements of Cash Flows (unaudited) for the
                     Six Months Ended June 30, 2005 and 2004                                             6

                  Consolidated Statements of Stockholders' Equity (unaudited) for the
                     Six Months Ended June 30, 2005 and 2004                                             7

                  Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the
                     Three Months and Six Months Ended June 30, 2005 and 2004                            8

                  Notes to Consolidated Financial Statements (unaudited)                                 9

     Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                                18

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                28

     Item 4.  Controls and Procedures                                                                   29

PART II  -  OTHER INFORMATION

     Item 1.  Legal Proceedings                                                                         30

     Item 4.  Submission of Matters to a Vote of Security Holders                                       30

     Item 6.  Exhibits                                                                                  31

SIGNATURES                                                                                              32

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (thousands of dollars, except per share information)
                                   (unaudited)

                                                         THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                              JUNE 30,                           JUNE 30,
                                                   ------------------------------     ------------------------------
                                                       2005              2004             2005              2004
                                                   ------------      ------------     ------------      ------------
REVENUES:
      Oil and natural gas                          $     44,086      $     50,065     $     94,218      $     96,205
      Price risk management activities                     (168)            -----             (460)            -----
      Interest and other                                    185                38              389                90
                                                   ------------      ------------     ------------      ------------
                                                         44,103            50,103           94,147            96,295
                                                   ------------      ------------     ------------      ------------
OPERATING COSTS AND EXPENSES:
      Oil and natural gas operating                       4,109             2,746            8,792             5,754
      Severance and ad valorem taxes                      1,866             2,512            4,498             4,829
      Depletion and depreciation                         25,405            25,352           50,727            49,053
      General and administrative                          4,371             3,491            9,384             6,695
      Accretion expense                                     275               148              526               267
                                                   ------------      ------------     ------------      ------------
                                                         36,026            34,249           73,927            66,598
                                                   ------------      ------------     ------------      ------------
EARNINGS BEFORE INTEREST AND INCOME TAXES                 8,077            15,854           20,220            29,697
                                                   ------------      ------------     ------------      ------------

OTHER EXPENSES:
      Interest expense                                    1,097             1,801            2,082             3,970
      Debt conversion expense                             -----             -----            -----             1,188
                                                   ------------      ------------     ------------      ------------
                                                          1,097             1,801            2,082             5,158
                                                   ------------      ------------     ------------      ------------
EARNINGS BEFORE INCOME TAXES                              6,980            14,053           18,138            24,539
                                                   ------------      ------------     ------------      ------------
INCOME TAXES:
      Current                                              (333)            1,100              257             2,100
      Deferred                                            3,016             4,100            6,726             7,000
                                                   ------------      ------------     ------------      ------------
                                                          2,683             5,200            6,983             9,100
                                                   ------------      ------------     ------------      ------------

NET EARNINGS:                                             4,297             8,853           11,155            15,439
      Dividends on preferred stock                          171             1,108              902             2,407
                                                   ------------      ------------     ------------      ------------
NET EARNINGS APPLICABLE
      TO COMMON STOCKHOLDERS                       $      4,126      $      7,745     $     10,253      $     13,032
                                                   ============      ============     ============      ============

NET EARNINGS PER SHARE:
      Basic                                        $       0.05      $       0.11     $       0.12      $       0.20
      Diluted                                      $       0.05      $       0.10     $       0.12      $       0.18

WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
      Basic                                              85,277            69,304           82,291            66,157
      Diluted                                            90,770            75,363           87,914            73,566

                 See notes to consolidated financial statements.

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (thousands of dollars)

                                                                        JUNE 30,       DECEMBER 31,
                                                                          2005             2004
                                                                      ------------     ------------
                                                                      (unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                             $     13,638     $     24,297
Restricted cash                                                              2,893              891
Accounts receivable, less allowance for doubtful accounts of
      $242 [2005 and 2004]                                                  21,246           27,763
Prepaid expenses and other                                                   3,864            2,263
Assets from price risk management activities                                   264            5,705
                                                                      ------------     ------------
      Total current assets                                                  41,905           60,919
                                                                      ------------     ------------

PROPERTY AND EQUIPMENT:

Oil and natural gas properties, full cost method
      (including $40,693 [2005] and $34,731 [2004]
      not subject to depletion)                                          1,454,163        1,377,649
Land                                                                           479              478
Equipment and other                                                         10,168           10,039
                                                                      ------------     ------------
                                                                         1,464,810        1,388,166
Less accumulated depletion and depreciation                                989,690          938,965
                                                                      ------------     ------------
         Total property and equipment, net                                 475,120          449,201
                                                                      ------------     ------------

OTHER ASSETS                                                                 1,114            2,272
                                                                      ------------     ------------

TOTAL ASSETS                                                          $    518,139     $    512,392
                                                                      ============     ============

                See notes to consolidated financial statements.

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (continued)
                             (thousands of dollars)

                                                                               JUNE 30,        DECEMBER 31,
                                                                                 2005              2004
                                                                             ------------      ------------
                                                                             (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                             $     14,761      $     14,983
Revenues and royalties payable                                                      6,815             8,117
Due to affiliates                                                                   3,463             3,866
Notes payable                                                                       2,008               870
Accrued liabilities                                                                13,738            21,406
Liabilities from price risk management activities                                   5,827             8,003
Asset retirement obligations                                                        2,243             1,331
Current income taxes payable                                                        -----               105
                                                                             ------------      ------------
     Total current liabilities                                                     48,855            58,681
                                                                             ------------      ------------
LONG-TERM DEBT                                                                     75,129            75,129
                                                                             ------------      ------------
OTHER:
Deferred income taxes                                                              28,307            22,639
Liabilities from price risk management activities                                     234             -----
Asset retirement obligations                                                        8,220             8,293
Other                                                                                   9                20
                                                                             ------------      ------------
                                                                                   36,770            30,952

COMMITMENTS AND CONTINGENCIES (NOTE 5)


REDEEMABLE CONVERTIBLE PREFERRED STOCK:
Preferred stock, $1.00 par value (1,500,000 shares authorized,
    None [2005] and 315,886 [2004] shares of Series C
     Redeemable Convertible Preferred Stock issued at stated value)                 -----            31,589
                                                                             ------------      ------------

STOCKHOLDERS' EQUITY:
Common stock, $0.01 par value (200,000,000 shares authorized,
     86,661,864 [2005] and 79,215,394 [2004] outstanding)                             897               821
Additional paid-in capital                                                        523,394           490,351
Accumulated deficit                                                              (162,991)         (173,244)
Accumulated other comprehensive loss                                               (3,544)           (1,574)
Unamortized deferred compensation                                                    (371)             (313)
                                                                             ------------      ------------
     Total stockholders' equity                                                   357,385           316,041
                                                                             ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $    518,139      $    512,392
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

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (thousands of dollars)
                                   (unaudited)

                                                                             SIX MONTHS ENDED
                                                                                 JUNE 30,
                                                                      ------------------------------
                                                                          2005              2004
                                                                      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                          $     11,155      $     15,439
Adjustments to reconcile net earnings to net cash
  provided by operating activities:
     Depletion and depreciation                                             50,727            49,053
     Amortization of other assets                                              216               971
     Non-cash compensation                                                     939             1,020
     Non-cash price risk management activities                                 460             -----
     Debt conversion expense                                                 -----             1,188
     Accretion expense                                                         526               267
     Deferred income taxes                                                   6,726             7,000
Changes in assets and liabilities:
     Restricted cash                                                        (2,002)            -----
     Accounts receivable                                                     6,517               958
     Prepaid expenses and other                                             (1,601)           (1,361)
     Due to affiliates                                                        (403)              125
     Accounts payable                                                         (222)            1,060
     Revenues and royalties payable                                         (1,302)           (4,716)
     Accrued liabilities and other                                          (4,973)            3,303
                                                                      ------------      ------------
Net cash provided by operating activities                                   66,763            74,307
                                                                      ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and equipment                                   (76,259)          (59,620)
     Proceeds from (settlements on) sale of property                           (55)             (125)
                                                                      ------------      ------------
Net cash used in investing activities                                      (76,314)          (59,745)
                                                                      ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Reductions in long-term debt                                            -----           (13,320)
     Increase in notes payable, net                                          1,138             1,403
     Issuance of stock/exercise of options, net                                 13               222
     Preferred dividends                                                    (2,166)           (3,872)
     Additions to deferred loan costs                                          (93)              (13)
                                                                      ------------      ------------
Net cash used in financing activities                                       (1,108)          (15,580)
                                                                      ------------      ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                  (10,659)           (1,018)
     Cash and cash equivalents at beginning of period                       24,297            12,821
                                                                      ------------      ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $     13,638      $     11,803
                                                                      ============      ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
Non-cash financing activities:
     Conversion of preferred stock                                    $    (30,625)     $    (28,075)
     Issuance of shares for settlement of accrued liabilities               (1,484)            -----
     Conversion of convertible subordinated debt                      $      -----      $    (20,000)

                 See notes to consolidated financial statements.

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                 (in thousands)
                                   (unaudited)

                                                                                           Accumulated
                                              Common Stock      Additional                    Other      Unamortized
                                           ------------------    Paid-In     Accumulated  Comprehensive   Deferred
                                           Shares   Par Value    Capital      (Deficit)        Loss      Compensation     Total
                                           ------   ---------   ----------   -----------  -------------  ------------   ----------
Balance, December 31, 2003                 61,725   $     644   $  394,177    $ (202,492)   $   (7,704)   $     (290)   $  184,335
  Issuance of rights to common stock        -----           2          923         -----         -----          (925)        -----
  Company's 401(K) plan contribution           31       -----          185         -----         -----         -----           185
  Exercise of stock options                     8       -----           37         -----         -----         -----            37
  Compensation expense                      -----       -----        -----         -----         -----           835           835
  Accum. other comprehensive income         -----       -----        -----         -----          (970)        -----          (970)
  Issuance for conversion of pref stock     6,308          63       26,920         -----         -----         -----        26,983
  Issuance for conversion of sub debt       4,209          42       21,146         -----         -----         -----        21,188
  Preferred dividends                       -----       -----        -----        (2,407)        -----         -----        (2,407)
  Net earnings                              -----       -----        -----        15,439         -----         -----        15,439
                                           ------   ---------   ----------    ----------    ----------    ----------    ----------
Balance, June 30, 2004                     72,281   $     751   $  443,388    $ (189,460)   $   (8,674)   $     (380)   $  245,625
                                           ======   =========   ==========    ==========    ==========    ==========    ==========

Balance, December 31, 2004                 79,215   $     821   $  490,351    $ (173,244)   $   (1,574)   $     (313)   $  316,041
  Issuance of rights to common stock        -----           2          910         -----         -----          (912)        -----
  Exercise of stock options                    49       -----          163         -----         -----         -----           163
  Company's 401(K) plan contribution           16       -----           85         -----         -----         -----            85
  Compensation expense                      -----       -----        -----         -----         -----           854           854
  Accum. other comprehensive income         -----       -----        -----         -----        (1,970)        -----        (1,970)
  Issuance for conversion of pref stock     7,099          71       30,554         -----         -----         -----        30,625
  Expenditures assoc. w/stock offering      -----       -----         (150)        -----         -----         -----          (150)
  Issuance to settle accrued liabilities      283           3        1,481         -----         -----         -----         1,484
  Preferred dividends                       -----       -----        -----          (902)        -----         -----          (902)
  Net earnings                              -----       -----        -----        11,155         -----         -----        11,155
                                           ------   ---------   ----------    ----------    ----------    ----------    ----------
Balance, June 30, 2005                     86,662   $     897   $  523,394    $ (162,991)   $   (3,544)   $     (371)   $  357,385
                                           ======   =========   ==========    ==========    ==========    ==========    ==========

                 See notes to consolidated financial statements.

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                             (thousands of dollars)
                                   (unaudited)

                                                                             Three Months Ended            Six Months Ended
                                                                                  June 30,                     June 30,
                                                                         -------------------------     -------------------------
                                                                            2005           2004           2005           2004
                                                                         ----------     ----------     ----------     ----------
Net earnings applicable to common stockholders                           $    4,126     $    7,745     $   10,253     $   13,032

Other comprehensive income (loss), net of tax, for unrealized losses from hedging activities:
        Unrealized holding gains (losses) arising during period (1)           2,280         (2,445)        (6,405)        (6,080)
        Reclassification adjustments on settlement of contracts (2)           3,223          2,760          4,435          5,110
                                                                         ----------     ----------     ----------     ----------
                                                                         $    5,503            315         (1,970)          (970)
                                                                         ----------     ----------     ----------     ----------

Total comprehensive income                                               $    9,629     $    8,060     $    8,283     $   12,062
                                                                         ==========     ==========     ==========     ==========



(1) net of income tax (expense) benefit                                  $   (1,227)    $    1,316     $    3,449     $    3,274

(2) net of income tax expense                                            $   (1,736)    $   (1,486)    $   (2,388)    $   (2,751)

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

The financial statements included herein as of June 30, 2005, and for the three month and six month periods ended June 30, 2005 and 2004, are unaudited, and in the opinion of management, the information furnished reflects all material adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and of the results for the interim periods presented. Certain minor reclassifications of prior period statements have been made to conform to current reporting practices. The results of operations for interim periods are not necessarily indicative of results to be expected for a full year.

2.    ACCRUED LIABILITIES

Below is the detail of our accrued liabilities on our balance sheets as of June 30, 2005 and December 31, 2004 (thousands of dollars):

                                                     JUNE 30,     DECEMBER 31,
                                                       2005           2004
                                                   ------------   ------------
Capital Expenditures                               $      8,841   $     12,662
Bonuses                                                     941          3,355
Dividends                                                 -----          1,346
Other                                                     3,956          4,043
                                                   ------------   ------------

  TOTAL                                            $     13,738   $     21,406
                                                   ============   ============

3.    DEBT

CREDIT FACILITY. On December 23, 2004, the Company amended its existing credit facility to provide for a four-year $200 million senior secured credit facility (the "Credit Facility") with Fortis Capital Corp., as administrative agent, sole lead arranger and bookrunner; Comerica Bank as syndication agent; and Union Bank of California as documentation agent. Bank of Nova Scotia, Allied Irish Banks p.l.c., RZB Finance LLC and Standard Bank PLC completed the syndication group. The initial borrowing base under the Credit Facility is $130 million and it has been reaffirmed by the syndication group effective April 30, 2005. As of June 30, 2005, outstanding borrowings under the Credit Facility totaled $75.1 million.

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

Obligations under the Credit Facility are secured by pledges of outstanding capital stock of the Company's subsidiaries and by a first priority lien on not less than 75% (95% in the case of an event of default) of its present value of proved oil and gas properties. In addition, the Company is required to deliver to the lenders and maintain satisfactory title opinions covering not less than 70% of the present value of proved oil and gas properties. The Credit Facility also contains other restrictive covenants, including, among other items, maintenance of certain financial ratios, restrictions on cash dividends on Common Stock and under certain circumstances Preferred Stock, limitations on the redemption of Preferred Stock and an unqualified audit report on the Company's consolidated financial statements, with which the Company is in compliance.

Under the Credit Facility, the Company may secure either (i) (a) an alternative base rate loan that bears interest at a rate per annum equal to the greater of the administrative agent's prime rate; or (b) federal funds-based rate plus -1/2 of 1%, plus an additional 0.5% to 1.25% depending on the ratio of the aggregate outstanding loans and letters of credit to the borrowing base or; (ii) a Eurodollar base rate loan that bears interest, generally, at a rate per annum equal to the London interbank offered rate ("LIBOR") plus 1.5% to 2.25%, depending on the ratio of the aggregate outstanding loans and letters of credit to the borrowing base. At June 30, 2005, the three-month LIBOR interest rate was 3.52%. The Credit Facility also provides for commitment fees of 0.375% calculated on the difference between the borrowing base and the aggregate outstanding loans under the Credit Facility.

4.    8.5% REDEEMABLE CONVERTIBLE PREFERRED STOCK

A private placement of $66.85 million of 8.5% redeemable convertible preferred stock was completed during May 2002. The preferred stock was convertible into shares of the Company's Common Stock at a conversion price of $4.45 per share. Dividends were payable semi-annually in cash or additional preferred stock. At the option of the Company, one-third of the preferred shares could be forced to convert to Common Stock if the closing price of the Company's Common Stock exceeded 150% of the conversion price for 30 out of 40 consecutive trading days on the New York Stock Exchange. The preferred stock was subject to redemption at the option of the Company after March 2005, and mandatory redemption on March 31, 2009. During the first six months of 2005, the Company completed the conversion of all of the remaining outstanding shares of preferred stock to Common Stock, with $31.6 million of stated value being converted into approximately 7.1 million shares of the Company's Common Stock.

5.    COMMITMENTS AND CONTINGENCIES

LITIGATION.

H. L. HAWKINS LITIGATION. In December 2004, the estate of H.L. Hawkins filed a claim against Meridian for damages "estimated to exceed several million dollars" for Meridian's alleged gross negligence and willful misconduct under certain agreements concerning certain wells and property in the S.W. Holmwood and E. Lake Charles Prospects in Calcasieu Parish of Louisiana, as a result of Meridian's satisfying a prior adverse judgment in favor of Amoco Production Company. Meridian has filed an answer denying Hawkins' claims and asserted a counterclaim for attorney's fees, court costs and other expenses, and for declaratory relief that Meridian is entitled to retain the amounts that it had been paid by Hawkins. The Company has not provided any amount for this matter in its financial statements at June 30, 2005.

ENVIRONMENTAL LITIGATION. Various landowners have sued Meridian (along with numerous other oil companies) in various similar lawsuits concerning several fields in which the Company has had operations. The lawsuits seek injunctive relief and other relief, including unspecified amounts in both actual and punitive damages for alleged breaches of mineral leases and alleged failure to restore the plaintiffs' lands from alleged contamination and otherwise from the defendants' oil and gas operations. The Company has not provided any amount for these matters in the financial statements at June 30, 2005.

LITIGATION INVOLVING INSURABLE ISSUES. There are no other material legal proceedings which exceed our insurance limits to which Meridian or any of its subsidiaries is a party or to which any of its property is subject, other than ordinary and routine litigation incidental to the business of producing and exploring for crude oil and natural gas.

6.    STOCKHOLDERS' EQUITY

COMMON STOCK. In August 2004, the Company completed a public offering of 13,800,000 shares of Common Stock at a price of $7.25 per share. The total proceeds of the offering, net of issuance costs, received by the Company were approximately $94.6 million. The Company repurchased all of the 7,082,030 shares of its Common Stock that were beneficially owned by Shell Oil Company for $49.3 million and a portion of the remaining proceeds of that equity offering was used to repay borrowings under the Company's senior secured credit agreement, which resulted in an increase in funds available to the Company to accelerate planned capital expenditures for drilling activities and related pipeline construction. The repurchased 7,082,030 shares of Common Stock that were held in Treasury Stock were retired as of September 30, 2004. As previously noted, during the six months ended June 30, 2004, 6.3 million shares of Common Stock were issued for the conversion of the 8.5% Redeemable Convertible Preferred Stock and 4.2 million shares of Common Stock was issued for the early retirement of the 9 -1/2% Convertible Subordinated Notes. During the the first six months of 2005, the Company completed the conversion of all of the remaining outstanding shares of the 8.5% Redeemable Convertible Preferred Stock with the issuance of approximately 7.1 million shares of the Company's Common Stock.

7. EARNINGS PER SHARE (in thousands, except per share)

The following tables set forth the computation of basic and diluted net earnings per share:

                                                                    THREE MONTHS ENDED JUNE 30,
                                                                  -------------------------------
                                                                      2005               2004
                                                                  ------------       ------------
Numerator:
     Net earnings applicable to common stockholders               $      4,126       $      7,745
     Plus income impact of assumed conversions:
         Preferred stock dividends                                         N/A                N/A
         Interest on convertible subordinated notes                      -----              -----
                                                                  ------------       ------------
     Net earnings applicable to common stockholders
         plus assumed conversions                                 $      4,126       $      7,745
                                                                  ------------       ------------
Denominator:
     Denominator for basic earnings per
         share - weighted-average shares outstanding                    85,277             69,304
Effect of potentially dilutive common shares:
     Warrants                                                            4,746              4,443
     Employee and director stock options                                   747              1,616
     Convertible subordinated notes                                      -----              -----
     Redeemable preferred stock                                            N/A                N/A
                                                                  ------------       ------------
     Denominator for diluted earnings per share -
         weighted-average shares outstanding
         and assumed conversions                                        90,770             75,363
                                                                  ============       ============
Basic earnings per share                                          $       0.05       $       0.11
                                                                  ============       ============

Diluted earnings per share                                        $       0.05       $       0.10
                                                                  ============       ============

                                                                     SIX MONTHS ENDED JUNE 30,
                                                                  -------------------------------
                                                                      2005               2004
                                                                  ------------       ------------
Numerator:
     Net earnings applicable to common stockholders               $     10,253       $     13,032
     Plus income impact of assumed conversions:
         Preferred stock dividends                                         N/A                N/A
         Interest on convertible subordinated notes                      -----                270
                                                                  ------------       ------------
     Net earnings applicable to common stockholders
         plus assumed conversions                                 $     10,253       $     13,302
                                                                  ------------       ------------
Denominator:
     Denominator for basic earnings per
         share - weighted-average shares outstanding                    82,291             66,157
Effect of potentially dilutive common shares:
     Warrants                                                            4,641              4,240
     Employee and director stock options                                   982              1,455
     Convertible subordinated notes                                      -----              1,714
     Redeemable preferred stock                                            N/A                N/A
                                                                  ------------       ------------
     Denominator for diluted earnings per
         share - weighted-average shares outstanding
         and assumed conversions                                        87,914             73,566
                                                                  ============       ============
Basic earnings per share                                          $       0.12       $       0.20
                                                                  ============       ============
Diluted earnings per share                                        $       0.12       $       0.18
                                                                  ============       ============

8.    OIL AND NATURAL GAS HEDGING ACTIVITIES

The Company addresses market risk by selecting instruments with value fluctuations which correlate strongly with the underlying commodity being hedged. The Company enters into swaps and other derivative contracts to hedge the price risks associated with a portion of anticipated future oil and gas production. While the use of hedging arrangements limits the downside risk of adverse price movements, it may also limit future gains from favorable movements. Under these agreements, payments are received or made based on the differential between a fixed and a variable product price. These agreements are settled in cash at or prior to expiration or are exchanged for physical delivery contracts. The Company does not obtain collateral to support the agreements, but monitors the financial viability of counter-parties and believes its credit risk is minimal on these transactions. In the event of nonperformance by the counter-party, the Company would be exposed to price risk. The Company has some risk of accounting loss since the price received for the product at the actual physical delivery point may differ from the prevailing price at the delivery point required for settlement of the hedging transaction.

The Company's results of operations and operating cash flows are impacted by changes in market prices for oil and natural gas. To mitigate a portion of the exposure to adverse market changes, the Company has entered into various swap agreements. These swaps allow the Company to predict with greater certainty the effective oil and natural gas prices to be received for hedged production. Although derivatives often fail to achieve 100% effectiveness for accounting purposes, these derivative instruments continue to be highly effective in achieving the risk management objectives for which they were intended. These swaps have been designated as cash flow hedges as provided by FAS 133 and any changes in fair value are recorded in other comprehensive income until earnings are affected by the variability in cash flows of the designated hedged item. Any changes in fair value resulting from the ineffectiveness of the hedge are reported in the consolidated statement of operations as a component of revenues. The Company recognized a loss related to hedge ineffectiveness of approximately $0.2 million during the three months and approximately $0.5 million during the six months ended June 30, 2005, and none during the three and six months ended June 30, 2004.

The estimated June 30, 2005 fair value of the Company's oil and natural gas derivatives was a net unrealized loss of $5.5 million ($3.5 million net of tax) which is recorded in Accumulated Other Comprehensive Loss on the Company's consolidated balance sheet. Based upon June 30, 2005 oil and natural gas commodity prices, approximately $5.6 million of the loss deferred in other comprehensive income could potentially lower gross revenues over the next twelve months. The swap agreements expire at various dates through July 31, 2006.

Net settlements under these swap agreements reduced oil and natural gas revenues by $4,959,000 and $4,247,000 for the three months ended June 30, 2005 and 2004, respectively, and by $6,823,000 and $7,861,000 for the six months ended June 30, 2005 and 2004, respectively, as a result of hedging transactions.

The Notional Amount is equal to the total net volumetric hedge position of the Company during the periods presented. The positions effectively hedge approximately 42% of the proved developed natural gas production and 34% of the proved developed oil production during the respective terms of the swap agreements. The fair values of the hedges are based on the difference between the strike price and the New York Mercantile Exchange future prices for the applicable trading months.

The fair value of the hedging agreements is recorded on our consolidated balance sheet as separately identified assets or liabilities, except for $11 thousand included in Other Assets. The estimated fair value of our hedging agreements as of June 30, 2005, is provided below:

                                                   Swap / Floor      Ceiling         Fair Value
                                       Notional       Price           Price         June 30, 2005
                               Type     Amount     ($ per unit)    ($ per unit)    (in thousands)
                              ------   ---------   ------------   --------------   --------------
NATURAL GAS (MMBTU)
Jul 2005                      Swap       130,000   $       3.74              N/A   $         (420)
Jul 2005 - Oct 2005           Swap     1,450,000   $       6.34              N/A           (1,061)
Jul 2005 - Oct 2005           Collar   1,450,000   $       6.50   $         7.90               35
                                                                                   --------------
                                                               Total Natural Gas           (1,446)
                                                                                   --------------

CRUDE OIL (BBLS)
Jul 2005                      Swap        38,000   $      23.00              N/A           (1,253)
Aug 2005 - Jul 2006           Collar     209,000   $      37.50   $        47.50           (2,597)
Aug 2005 - Jul 2006           Collar      48,000   $      40.00   $        50.00             (490)
                                                                                   --------------
                                                                 Total Crude Oil           (4,340)
                                                                                   --------------
                                                                                   $       (5,786)
                                                                                   ==============

9.    STOCK-BASED COMPENSATION

SFAS 123, "Accounting for Stock-Based Compensation," as amended by SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As provided for under SFAS 123, there has been no amount of compensation expense recognized for the Company's stock option plans. The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees." Compensation expense is recorded for restricted stock awards over the requisite vesting periods based upon the market value on the date of the grant. No stock-based compensation expense was recorded in the three or six month periods ended June 30, 2005 and 2004.

The following is a reconciliation of reported earnings and earnings per share as if the Company used the fair value method of accounting for stock-based compensation. Fair value is calculated using the Black-Scholes option-pricing model.

                                                                           (In thousands, except per share data)
                                                                                Three Months Ended June 30,
                                                                           -------------------------------------
                                                                                2005                   2004
                                                                           --------------         --------------
Net earnings applicable to common stockholders as reported                 $        4,126         $        7,745

Stock-based compensation (expense) benefit determined under
  fair value method for all awards, net of tax                                        (40)                    (4)
                                                                           --------------         --------------

Net earnings applicable to common stockholders pro forma                   $        4,086         $        7,741
                                                                           ==============         ==============

Basic earnings per share:
      As reported                                                          $         0.05         $         0.11
      Pro forma                                                            $         0.05         $         0.11

Diluted earnings per share:
      As reported                                                          $         0.05         $         0.10
      Pro forma                                                            $         0.05         $         0.10

                                                                           (In thousands, except per share data)
                                                                                   Six Months Ended June 30,
                                                                           -------------------------------------
                                                                                2005                   2004
                                                                           --------------         --------------
Net earnings applicable to common stockholders as reported                 $       10,253         $       13,032

Stock-based compensation expense determined under
  fair value method for all awards, net of tax                                        (98)                    (8)
                                                                           --------------         --------------

Net earnings applicable to common stockholders pro forma                   $       10,155         $       13,024
                                                                           ==============         ==============

Basic earnings per share:
      As reported                                                          $         0.12         $         0.20
      Pro forma                                                            $         0.12         $         0.20

Diluted earnings per share:
      As reported                                                          $         0.12         $         0.18
      Pro forma                                                            $         0.12         $         0.18

In December 2004, the FASB issued SFAS No. 123R which is a replacement statement to SFAS No. 123 entitled "Share-Based Payment." This statement also amends SFAS Statement 95 "Statement of Cash Flows". This statement addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees," and generally would require instead that such transactions be accounted for using a fair-value-based method. This statement will be effective for the Company for interim periods beginning after December 15, 2005. The impact on the results of operations would be similar to the pro forma disclosures made above.

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

The following table describes the change in the Company's asset retirement obligations for the six months ended June 30, 2005, and for the year ended December 31, 2004 (thousands of dollars):

Asset retirement obligation at December 31, 2003      $   4,102
Additional retirement obligations recorded in 2004        1,051
Settlements during 2004                                    (972)
Revisions to estimates during 2004                        4,842
Accretion expense for 2004                                  601
                                                      ---------
Asset retirement obligation at December 31, 2004          9,624
Additional retirement obligations recorded in 2005          495
Settlements during 2005                                    (182)
Accretion expense for 2005                                  526
                                                      ---------
Asset retirement obligation at June 30, 2005          $  10,463
                                                      =========

11.   NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123R which is a replacement statement to SFAS No. 123 entitled "Share-Based Payment." This statement also amends SFAS Statement 95, "Statement of Cash Flows." This statement addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees," and generally would require instead that such transactions be accounted for using a fair-value-based method. This statement will be effective for the Company for interim periods beginning after December 15, 2005. The impact on the results of operations would be similar to the pro forma disclosures presented in Note 9.

In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, "Accounting for Conditional Asset Retirement Obligations." This interpretation clarifies the definition and treatment of conditional asset retirement obligations as discussed in FASB Statement No. 143, "Accounting for Asset Retirement Obligations." A conditional asset retirement obligation is defined as an asset retirement activity in which the timing and/or method of settlement are dependent on future events that may be outside the control of the Company. FIN 47 states that a Company must record a liability when incurred for conditional asset retirement obligations if the fair value of the obligation is reasonably estimable. This interpretation is intended to provide more information about long-lived assets, more information about future cash outflows for these obligations and more consistent recognition of these liabilities. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company does not believe that its financial position, results of operations or cash flows will be impacted by this interpretation.

In May 2005, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, "Accounting Changes and Error Corrections -- a replacement of APB Opinion No. 20 and FASB Statement No. 3." In order to enhance financial reporting consistency between periods, SFAS 154 modifies the requirements for the accounting and reporting of the direct effects of changes in accounting principles. Under APB Opinion 20, the cumulative effect of voluntary changes in accounting principle was recognized in Net Income in the period of the change. Unlike the treatment previously prescribed by APB Opinion 20, retrospective application is now required, unless it is not practical to determine the specific effects in each period or the cumulative effect. If the period specific effects cannot be determined, it is required that the new accounting principle must be retrospectively applied in the earliest period possible to the balance sheet accounts and a corresponding adjustment be made to the opening balance of retained earnings or another equity account. If the cumulative effect cannot be determined, it is necessary to apply the new accounting principles prospectively at the earliest practical date. If it is not feasible to retrospectively apply the change in principle, the reason that this is not possible and the method used to report the change are required to be disclosed. The statement also provides that changes in accounting for depreciation, depletion or amortization should be treated as changes in accounting estimate inseparable from a change in accounting principle and that disclosure of the preferability of the change is required. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005.

12.   SUBSEQUENT EVENT

During July 2005, the Company entered into a series of hedging contracts to hedge a portion of its oil and natural gas production for 2005, 2006 and 2007. The hedge contracts were completed in the form of costless collars. The costless collars provide the Company with a lower floor price and an upper limit ceiling price on the hedge volumes. The floor price represents the lowest price the Company will receive for the hedge volumes, while the ceiling price represents the highest price the Company will receive for the hedged volumes. The costless collars will be settled monthly based on the daily settlement price of the NYMEX futures contract of oil and natural gas during each respective month. The following table summarizes the contracted volumes and price for the costless collars.

                      Notional     Floor Price   Ceiling Price
                       Amount      ($ per unit)  ($ per unit)
                      ---------    ------------  -------------
NATURAL GAS (MMBTU)
Nov 2005 - Mar 2006   2,980,000    $       7.50  $       11.25

CRUDE OIL (BBLS)
Aug 2006 - Jul 2007     168,000    $      50.00  $       76.00

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following is a discussion of The Meridian Resource Corporation and its subsidiaries' ("Meridian" or the "Company") financial operations for the three and six months ended June 30, 2005 and 2004. The Company's consolidated financial statements included in this report, as well as our Annual Report on Form 10-K for the year ended December 31, 2004 (and the notes attached thereto), should be read in conjunction with this discussion.

GENERAL.

EAST TEXAS JOINT VENTURE -- Meridian recently entered into a Joint Exploration Agreement for the exploration and development of an extension play offsetting the Double A field located in the east Texas region in Tyler and Polk counties. The Double A field is primarily a Woodbine development that has produced over 390 Bcf and 17 million barrels of oil since its discovery during the 1980's. Meridian is the operator and has obtained a rig for the drilling of the first well in the project area, which subject to permitting, title and location contingencies, is expected to begin during late third quarter. The Company and its affiliates own a 50% working interest in the venture.

BILOXI MARSHLANDS PROJECT -- The Company recently completed drilling the Apache La. Minerals No. 1 well on its Bayou Gentilly prospect to a total depth of approximately 12,600 feet. The well was tested from the geo-pressured Cris "I" sand interval at a gross daily flow rate as high as 5.9 million cubic feet of gas ("Mmcf") and 654 barrels of condensate ("BC") on a 10/64th-inch choke at a flowing tubing pressure of 6,018 psi and 8,200 psi shut-in tubing pressure. The well was tested from 14 feet of perforations between 11,758 feet and 11,772 feet. Production from the well will require construction of a pipeline and production facilities. The Company has set a goal of having the well completed and producing during the fourth quarter of this year. The Company owns a 92% working interest in this well.

The rig from the Bayou Gentilly well has been moved to the northeast quadrant of the Biloxi Marshlands ("BML") play to drill its Menifee prospect. This prospect will be a normal pressured test at approximately 9,000 feet. Following drilling of the Menifee prospect, the Company plans to utilize this rig for the drilling of several additional prospects in the northeast quadrant of the BML project area, beginning with the Gato del Sol and Seabiscuit prospects.

During the second quarter, the Company completed its fourth and final phase of new proprietary 3-D seismic acquisition covering approximately 140 square miles gross (90 square miles net) primarily in the southwest quadrant of its 400,000 acre 3-D shoot. This data is currently in processing and, based on initial interpretation, appears similar in quality and prospectivity to the Company's 400 square mile proprietary 3-D seismic data previously shot over this region. The company expects to complete processing and interpretation of the data set well in advance of its option date of December 15, 2005. To date, the Company has expended approximately $179 million in the development of the BML project which has returned over $172 million of its investment. Since inception of the BML project, the Company has drilled 34 wells with 21 producers. During the first half of 2005, the Company participated in four state lease sales and has been successful in acquiring all targeted acreage. The Company believes that its knowledge base and understanding of the region together with its large proprietary 3-D seismic data provide it with a competitive advantage to continue to acquire and develop this play as originally planned.

The String of Pearls SL 18315 No. 1 well has been placed on production effective mid-July following the completion of a pipeline. The well is producing from the Basal Deltaic sand section and is currently producing 4 Mmcf/d gross (2.7 Mmcf/d net) of gas through a 17/64th-inch choke with a flowing tubing pressure measured at 2,300 psi. The Company owns a 92% working interest in this well.

Operations to re-drill the Company's BML No. 1-2 well in St. Bernard Parish have been temporarily halted following a drilling rig incident related to Hurricane Dennis in early July. While the barge rig was being relocated as part of its hurricane preparation efforts, the rig took on water, tipping over onto its side in Bayou Grande about 1,200 feet from the well location. All personnel were safely evacuated with no injuries. At the time of the incident, the well was being re-drilled to the same productive interval in which the well had been previously completed. The re-drill was about 2,000 feet from its targeted depth before the incident. During the second quarter, the BML No. 1-2 well was producing approximately 7.5 Mmcf/d gross (3.7 Mmcf/d net) when it experienced down hole mechanical problems and ceased producing. Meridian anticipates moving another rig onto the well and finishing the work as soon as the barge rig is up righted and removed. The Company anticipates that the rig will be removed within the next 30 to 45 days.

Other activity in the BML area during the second quarter included the drilling of the SL 18157 No. 1 well located on the Pan Prospect area to a depth of approximately 9,000 feet for a Cris "I" sand test. The well encountered 2 sands indicating hydrocarbons, but not in sufficient quantities to justify completion and construction of pipeline and production facilities. The well has subsequently been abandoned. Additionally, the Company drilled the SL 18072 No. 1 well located in the East Stuards Bluff area to a depth of approximately 10,800 feet to test the Big Hum and Tex W sands that are producing in offset wells drilled by Meridian in the immediate area. The well also encountered sands indicating hydrocarbons, but not in sufficient quantities to justify completing the well and was subsequently abandoned.

RAMOS COMPLEX AREA - The Company previously announced the initial production test results of the Avoca 6-1 well in the Bayou Chene prospect area, and the Avoca 5-2 well in the N.W. Bayou Chene prospect area of approximately 6.5 Mmcf/d gross and 214 BC gross (5 Mmcfe/d net) and approximately 2.3 Mmcf/d gross (1.5 Mmcf/d net), respectively, with no accompanying water production. Production from the wells required construction of a pipeline and production facilities. The anticipated completion of this project is currently scheduled for late third quarter versus the previously stated anticipated completion date of early third quarter. The Company owns 92% working interest in the well.

The outside operated Shepard et al No. 1 well in the Black Bayou prospect area was drilled to 3,000 feet and logged gas pay in a shallow Miocene sand section. The well has recently been completed and tested by the operator on August 5, 2005. Production from the well will require construction of a pipeline and production facilities, at which time the production rate will be reported. The Company has set a goal of having the construction completed and the well producing during the fourth quarter of 2005. The Company owns a 46% working interest in the well.

The CL&F C-1 well in the Turtle Cove prospect area was drilled to a depth of approximately 13,200 feet, logged gas pay in the Big Hum sand and was completed. Soon after an initial test of 750 Mcf/d, flowing pressures from the well dropped significantly. Further work on the well failed to stimulate additional production. The Company is currently evaluating the well to determine its economic viability. The drilling rig was next utilized to drill the CL&F D-1 well on the Turtle Bay prospect. The well was drilled to a depth of approximately 12,000 feet to test a Big Hum amplitude anomaly. The sand was encountered where expected, but appears to have been depleted and the well was subsequently plugged and abandoned.

The rig is currently drilling the CL&F E-1 well on the Company's Turtle Shell prospect. This well is currently drilling at approximately 12,000 feet, going to a total depth of approximately 17,000 feet to test several potentially productive objectives including the Rob L and multiple Cib Op sands. Upon completion of the Turtle Shell well, the Company plans to utilize this rig for the drilling of additional prospects in the Ramos Complex project area.

Additionally, in the Ramos Complex area, the SL 16049 well was shut-in at the beginning of the second quarter due to scaling inside the production tubing. The well was producing from the Operc 5 sand at a rate of 5.5 Mmcfe/d gross (2.8 Mmcfe/d net). Currently the well is being worked over and the Company anticipates that this well will be returned to production at comparable levels.

MISCELLANEOUS OPERATIONS/PRODUCTION - Elsewhere during the second quarter, the Company participated in a well in the Gibson Humphrey field. The outside operated well was drilled to a depth of approximately 13,000 feet, was completed and is producing at a rate of 1.9 Mmcf/d gross (500 Mcf/d net). The Company owns a 29% working interest in the well. Additionally, the Company participated in the drilling of the Evelyn Moulis No. 1 well on the North by Northwest prospect. The well was drilled to a depth of approximately 7,000 feet and failed to encounter hydrocarbons. It was subsequently plugged and abandoned.

Average daily production volumes for the second quarter of 2005 totaled 76.2 Mmcfe compared to 86.3 Mmcfe for the first quarter of 2005, representing a decline of 10.1 Mmcfe. Approximately 6.5 Mmcfe/d of the 10.1 Mmcfe/d difference is the result of mechanical issues on two wells (BML 1-2 and SL 16049) which are currently being addressed as discussed above. The remainder is due to delays in placing recent discoveries on line, and natural production declines.

Average daily production volumes for the first six months of 2005 totaled 81.2 Mmcfe compared to 96.7 Mmcfe for the corresponding period of 2004, representing a decline of 15.5 Mmcfe. Approximately 12.5 Mmcfe of the 15.5 Mmcfe difference is the result of mechanical issues on the Ramos - SL 16049 No. 1 well discussed above, and the Ramos Thibodeaux No. 3 well. The Thibodeaux No. 3 well, which, as reported in the Company's first quarter 2005 results, began making significant amounts of water due to channeling from a lower zone during late 2004. The well was subsequently shut-in and workover operations were performed to attempt to minimize the water production. The well was returned to production during May 2005 at a rate of 3.5 Mmcfe/d (1.6 Mmcfe/d net).

INDUSTRY CONDITIONS. Revenues, profitability and future growth rates of Meridian are substantially dependent upon prevailing prices for oil and natural gas. Oil and natural gas prices have been extremely volatile in recent years and are affected by many factors outside of our control. Our average oil price (after adjustments for hedging activities) for the three months ended June 30, 2005, was $31.14 per barrel compared to $27.36 per barrel for the three months ended June 30, 2004, and $33.99 per barrel for the three months ended March 31, 2005. Our average natural gas price (after adjustments for hedging activities) for the three months ended June 30, 2005, was $6.63 per Mcf compared to $5.86 per Mcf for the three months ended June 30, 2004, and $6.66 per Mcf for the three months ended March 31, 2005. Fluctuations in prevailing prices for oil and natural gas have several important consequences to us, including affecting the level of cash flow received from our producing properties, the timing of exploration of certain prospects and our access to capital markets, which could impact our revenues, profitability and ability to maintain or increase our exploration and development program.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THREE MONTHS ENDED JUNE 30, 2004

OPERATING REVENUES. Second quarter 2005 oil and natural gas revenues, which include oil and natural gas hedging activities (see Note 8 of Notes to Consolidated Financial Statements), decreased $6.0 million (12%) as compared to second quarter 2004 revenues due to a 23% decrease in production volumes primarily due to mechanical issues on two wells (SL 16049 #1 and Thibodeaux #3) in the Ramos Complex area and natural production declines, partially offset by a 14% increase in average commodity prices on a natural gas equivalent basis. Our average daily production decreased from 99 Mmcfe during the second quarter of 2004 to 76 Mmcfe for the second quarter of 2005. Oil and natural gas production volume totaled 6,931 Mmcfe for the second quarter of 2005, compared to 9,002 Mmcfe for the comparable period of 2004.

The following table summarizes the Company's operating revenues, production volumes and average sales prices for the three months ended June 30, 2005 and 2004:

                                THREE MONTHS ENDED
                                      JUNE 30,         INCREASE
                                 2005       2004      (DECREASE)
                                -------    -------    ----------
Production Volumes:
     Oil (Mbbl)                     217        346       (37%)
     Natural gas (MMcf)           5,630      6,927       (19%)
     Mmcfe                        6,931      9,002       (23%)

Average Sales Prices:
     Oil (per Bbl)              $ 31.14    $ 27.36        14%
     Natural gas (per Mcf)      $  6.63    $  5.86        13%
     Mmcfe                      $  6.36    $  5.56        14%

Operating Revenues (000's):
     Oil                        $ 6,757    $ 9,467       (29%)
     Natural gas                 37,329     40,598        (8%)
                                -------    -------
     Total Operating Revenues   $44,086    $50,065       (12%)
                                =======    =======

OPERATING EXPENSES. Oil and natural gas operating expenses on an aggregate basis increased $1.4 million (50%) to $4.1 million during the second quarter of 2005, compared to $2.7 million in 2004. On a unit basis, lease operating expenses increased $0.28 per Mcfe to $0.59 per Mcfe for the second quarter of 2005 from $0.31 per Mcfe for the second quarter of 2004. Oil and gas operating expenses increased due to additional operating expenses associated with the increase in wells and facilities in the Biloxi Marshlands project area, and to increased workover related expenses of approximately $0.9 million, primarily at Weeks Island.

SEVERANCE AND AD VALOREM TAXES. Severance and ad valorem taxes decreased $0.6 million (26%) to $1.9 million for the second quarter of 2005, compared to $2.5 million during the same period in 2004 primarily because of a decrease in oil and natural gas production, partially offset by an increase in oil prices and a higher natural gas tax rate. Meridian's oil and natural gas production is primarily from Louisiana, and is therefore subject to Louisiana severance tax. The severance tax rates for Louisiana are 12.5% of gross oil revenues and were $0.208 per Mcf for natural gas, an increase from $0.171 per Mcf for the first half of 2004. On an equivalent unit of production basis, severance and ad valorem taxes decreased to $0.27 per Mcfe from $0.28 per Mcfe for the comparable three-month period. Beginning July 1, 2005, the revised severance tax rate for natural gas production in Louisiana over the next twelve months will be $0.252 per Mcf. This will significantly increase the amount of severance taxes being paid in future periods.

DEPLETION AND DEPRECIATION. Depletion and depreciation expense increased $0.1 million during the second quarter of 2005 to $25.4 million. This was primarily the result of an increase in the depletion rate as compared to the 2004 period, partially offset by the decrease in oil and natural gas production. During the second quarter of 2005, the Company suspended operations to re-drill a well on its North Turtle Bayou prospect after unsuccessful attempts to reestablish production from the well. As a result, the Company revised its earlier reserve estimates associated with the well resulting in a higher depletion and depreciation rate coupled with the addition of costs related to unsuccessful wells drilled during 2005. On a unit basis, depletion and depreciation expense increased by $0.85 per Mcfe, to $3.67 per Mcfe for the three months ended June 30, 2005, compared to $2.82 per Mcfe for the same period in 2004.

GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense increased $0.9 million to $4.4 million compared to $3.5 million for 2004. The increase was primarily the result of increased professional services, accounting fees and increased operating activities. On an equivalent unit of production basis, general and administrative expenses increased $0.24 per Mcfe to $0.63 per Mcfe for the second quarter of 2005 compared to $0.39 per Mcfe for the comparable 2004 period.

INTEREST EXPENSE. Interest expense decreased $0.7 million (39%), to $1.1 million for the second quarter of 2005 in comparison to the second quarter of 2004. The decrease is primarily a result of reduction in long-term debt.

SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO SIX MONTHS ENDED JUNE 30, 2004

OPERATING REVENUES. Oil and natural gas revenues during the six months ended June 30, 2005, decreased $2.0 million (2%) as compared to first half 2004 revenues due to a 16% decrease in production volumes primarily from natural production declines, partially offset by a 17% increase in average commodity prices on a natural gas equivalent basis. Our average daily production decreased from 97 Mmcfe during the first six months of 2004 to 81 Mmcfe for the first six months of 2005. 12.5 Mmcfe per day of the 15.5 Mmcfe per day difference was related primarily to mechanical issues on two wells (SL 16049 #1 and Thibodeaux #3) in the Ramos Complex area. Oil and natural gas production volume totaled 14,696 Mmcfe for the first six months of 2005, compared to 17,598 Mmcfe for the comparable period of 2004.

The following table summarizes the Company's operating revenues, production volumes and average sales prices for the six months ended June 30, 2005 and 2004:

                                 SIX MONTHS ENDED
                                      JUNE 30,         INCREASE
                                 2005       2004      (DECREASE)
                                -------    -------    ----------
Production Volumes:
     Oil (Mbbl)                     477        657       (27%)
     Natural gas (MMcf)          11,833     13,656       (13%)
     Mmcfe                       14,696     17,598       (16%)

Average Sales Prices:
     Oil (per Bbl)              $ 32.70    $ 26.29        24%
     Natural gas (per Mcf)         6.65    $  5.78        15%
     Mmcfe                      $  6.42    $  5.47        17%

Operating Revenues (000's):
     Oil                        $15,603    $17,274       (10%)
     Natural gas                 78,615     78,931      ----
                                -------    -------
     Total Operating Revenues   $94,218    $96,205        (2%)
                                =======    =======

OPERATING EXPENSES. Oil and natural gas operating expenses on an aggregate basis increased $3.0 million (53%) to $8.8 million during the first six months of 2005, compared to $5.8 million in 2004. On a unit basis, lease operating expenses increased $0.27 per Mcfe to $0.60 per Mcfe for the first six months of 2005 from $0.33 per Mcfe for the first half of 2004. Oil and gas operating expenses increased due to additional operating expenses associated with the increase in wells and facilities in the Biloxi Marshlands project area, and to increased workover related expenses, of approximately $1.8 million, primarily at Weeks Island, Ramos and various offshore fields.

SEVERANCE AND AD VALOREM TAXES. Severance and ad valorem taxes decreased $0.3 million (7%) to $4.5 million for the first six months of 2005, compared to $4.8 million during the same period in 2004 primarily because of a decrease in oil and natural gas production, partially offset by an increase in oil prices and a higher natural gas tax rate. Meridian's oil and natural gas production is primarily from Louisiana, and is therefore subject to Louisiana severance tax. The severance tax rates for Louisiana are 12.5% of gross oil revenues and were $0.208 per Mcf for natural gas for the first six months of 2005, an increase from $0.171 per Mcf for the first half of 2004. On an equivalent unit of production basis, severance and ad valorem taxes increased to $0.31 per Mcfe from $0.27 per Mcfe for the comparable six-month period. Beginning July 1, 2005, the revised severance tax rate for natural gas production in Louisiana over the next twelve months will be $0.252 per Mcf. This will significantly increase the amount of severance taxes being paid in future periods.

DEPLETION AND DEPRECIATION. Depletion and depreciation expense increased $1.6 million (3%) during the first half of 2005 to $50.7 million, from $49.1 million for the same period of 2004. This was primarily the result of an increase in the depletion rate as compared to the 2004 period, partially offset by the decline in oil and natural gas production. During the second quarter of 2005, the Company suspended operations to re-drill a well on its North Turtle Bayou prospect after unsuccessful attempts to reestablish production from the well. As a result, the Company revised its earlier reserve estimates associated with the well resulting in a higher depletion and depreciation rate coupled with the addition of costs related to unsuccessful wells drilled during 2005. On a unit basis, depletion and depreciation expense increased by $0.66 per Mcfe, to $3.45 per Mcfe for the six months ended June 30, 2005, compared to $2.79 per Mcfe for the same period in 2004.

GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense increased $2.7 million to $9.4 million compared to $6.7 million for 2004. The increase was primarily the result of increased professional services, accounting fees and increased operating activities. On an equivalent unit of production basis, general and administrative expenses increased $0.26 per Mcfe to $0.64 per Mcfe for the first six months of 2005 compared to $0.38 per Mcfe for the comparable 2004 period.

INTEREST EXPENSE. Interest expense decreased $1.9 million (48%), to $2.1 million for the first six months of 2005 in comparison to the first half of 2004. The decrease is primarily a result of reduction in long-term debt.

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL. During the first half of 2005, Meridian's capital expenditures were internally financed with cash from operations. As of June 30, 2005, the Company had a cash balance of $13.6 million and a working capital deficit of $7.0 million. This deficit was made up primarily of a $5.6 million net current liability associated with price risk management activities which will be offset by future revenues. Management's strategy is to grow the Company by taking advantage of the strong asset base built over the years and to add reserves through the drill bit while maintaining a disciplined approach to costs. Where appropriate, the Company will allocate excess cash above capital expenditures to reduce leverage.

CASH FLOWS. Net cash provided by operating activities was $66.8 million for the six months ended June 30, 2005, as compared to $74.3 million for the same period in 2004. The decrease of $7.5 million was primarily due to a reduction in liabilities in the first six months of 2005 over the first six months of 2004.

Net cash used in investing activities was $76.3 million during the six months ended June 30, 2005, versus $59.7 million in the first six months of 2004. The increase in capital expenditures of $16.6 million was primarily associated with drilling and related activities in the Biloxi Marshlands project area and the greater Ramos Complex.

Cash flows used in financing activities during the first six months of 2005 were $1.1 million, compared to cash used in financing activities of $15.6 million during the first six months of 2004. This reduction in cash used in financing activities was primarily due to reduced preferred stock dividends coupled with the reduction in debt repayments. With the preferred stock conversions in April 2005, the Company will see an annual $2.6 million reduction of dividend payments.

CREDIT FACILITY. On December 23, 2004, the Company amended its existing credit facility to provide for a four-year $200 million senior secured credit facility (the "Credit Facility") with Fortis Capital Corp., as administrative agent, sole lead arranger and bookrunner; Comerica Bank as syndication agent; and Union Bank of California as documentation agent. Bank of Nova Scotia, Allied Irish Banks p.l.c., RZB Finance LLC and Standard Bank PLC completed the syndication group. The initial borrowing base under the Credit Facility is $130 million and it has been reaffirmed by the syndication group effective April 30, 2005. As of June 30, 2005, outstanding borrowings under the Credit Facility totaled $75.1 million.

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

Under the Credit Facility, the Company may secure either (i) (a) an alternative base rate loan that bears interest at a rate per annum equal to the greater of the administrative agent's prime rate; or (b) federal funds-based rate plus -1/2 of 1%, plus an additional 0.5% to 1.25% depending on the ratio of the aggregate outstanding loans and letters of credit to the borrowing base or; (ii) a Eurodollar base rate loan that bears interest, generally, at a rate per annum equal to the London interbank offered rate ("LIBOR") plus 1.5% to 2.25%, depending on the ratio of the aggregate outstanding loans and letters of credit to the borrowing base. At June 30, 2005, the three-month LIBOR interest rate was 3.52%. The Credit Facility also provides for commitment fees of 0.375% calculated on the difference between the borrowing base and the aggregate outstanding loans under the Credit Facility.

8.5% REDEEMABLE CONVERTIBLE PREFERRED STOCK. A private placement of $66.85 million of 8.5% redeemable convertible preferred stock was completed during May 2002. The preferred stock was convertible into shares of the Company's Common Stock at a conversion price of $4.45 per share. Dividends were payable semi-annually in cash or additional preferred stock. At the option of the Company, one-third of the preferred shares could be forced to convert to Common Stock if the closing price of the Company's Common Stock exceeded 150% of the conversion price for 30 out of 40 consecutive trading days on the New York Stock Exchange. The preferred stock was subject to redemption at the option of the Company after March 2005, and mandatory redemption on March 31, 2009. During the first six months of 2005, the Company completed the conversion of all of the remaining outstanding shares of preferred stock to Common Stock, with $31.6 million of stated value being converted into approximately 7.1 million shares of the Company's Common Stock.

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

CAPITAL EXPENDITURES. Total capital expenditures for this period approximated $76.3 million. Although the Company plans to continue additional drilling during the remainder of 2005, such operations will depend primarily on achieving anticipated cash flows, permitting of wells and the availability of suitable drilling rigs. Meridian recently completed the final field work on its 3-D seismic survey at its Biloxi Marshlands acreage and preliminary indications are that a number of additional drilling locations are present in the area encompassing the new survey which will form the basis for its future drilling activities during 2005 and 2006.

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

DIVIDENDS. It is our policy to retain existing cash for reinvestment in our business, and therefore, we do not anticipate that dividends will be paid with respect to the Common Stock in the foreseeable future. During May 2002, the Company completed the private placement of approximately $67 million of 8.5% Redeemable Convertible Preferred Stock and dividends were payable semi-annually. A semi-annual cash dividend of $1.3 million was paid in January 2005. A final cash dividend of $0.9 million was paid during the second quarter of 2005.

During the first six months of 2005, the Company completed the conversion of all of the remaining outstanding shares of the 8.5% Redeemable Convertible Preferred Stock to Common Stock, with $31.6 million of stated value being converted into approximately 7.1 million shares of the Company's Common Stock. As a result of these conversions in 2005, the Company will realize an annual cash savings of approximately $2.6 million on the Preferred Stock dividends.

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

UNCERTAINTIES IN ESTIMATING RESERVES AND FUTURE NET CASH FLOWS. Reserve engineering is a subjective process of estimating the recovery from underground accumulations of oil and natural gas we cannot measure in an exact manner, and the accuracy of any reserve estimate is a function of the quality available of data and of engineering and geological interpretation and judgment. Reserve estimates may be imprecise and may be expected to change as additional information becomes available. There are numerous uncertainties inherent in estimating quantities and values of proved reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond our control. The quantities of oil and natural gas that we ultimately recover, production and operating costs, the amount and timing of future development expenditures and future oil and natural gas sales prices may differ from those assumed in these estimates. Significant downward revisions to our existing reserve estimates could cause the actual results to differ from those reflected in our forward-looking statements.

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

INTEREST RATES

We are subject to interest rate risk on our long-term fixed interest rate debt and variable interest rate borrowings. Our long-term borrowings primarily consist of borrowings under the Credit Facility. Since interest charged on borrowings under the Credit Facility floats with prevailing interest rates (except for the applicable interest period for Eurodollar loans), the carrying value of borrowings under the Credit Facility should approximate the fair market value of such debt. Changes in interest rates, however, will change the cost of borrowing. Assuming $75.1 million remains borrowed under the Credit Agreement, we estimate our annual interest expense will change by $0.75 million for each 100 basis point change in the applicable interest rates utilized under the Credit Agreement.

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

We have entered into certain swap agreements as summarized in the table below. The Notional Amount is equal to the total net volumetric hedge position of the Company during the periods presented. The positions effectively hedge approximately 42% of our proved developed natural gas production and 34% of our proved developed oil production during the respective terms of the swap agreements. The fair values of the hedges are based on the difference between the strike price and the New York Mercantile Exchange future prices for the applicable trading months.

                                         Swap / Floor       Ceiling        Fair Value
                              Notional      Price            Price        June 30, 2005
                       Type    Amount    ($ per unit)     ($ per unit)    (in thousands)
                      ------  ---------  ------------  -----------------  --------------
NATURAL GAS (MMBTU)
Jul 2005               Swap     130,000    $  3.74             N/A            $   (420)
Jul 2005 - Oct 2005    Swap   1,450,000    $  6.34             N/A              (1,061)
Jul 2005 - Oct 2005   Collar  1,450,000    $  6.50          $ 7.90                  35
                                                                              --------
                                                       Total Natural Gas        (1,446)
                                                                              --------

CRUDE OIL (BBLS)
Jul 2005               Swap      38,000    $ 23.00             N/A              (1,253)
Aug 2005 - Jul 2006   Collar    209,000    $ 37.50          $47.50              (2,597)
Aug 2005 - Jul 2006   Collar     48,000    $ 40.00          $50.00                (490)
                                                                              --------
                                                       Total Crude Oil          (4,340)
                                                                              --------
                                                                              $ (5,786)
                                                                              ========

ITEM 4.

CONTROLS AND PROCEDURES

We conducted an evaluation under the supervision and with the participation of Meridian's management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the second quarter of 2005. Based upon that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that the design and operation of our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors during the second quarter of 2005 that could significantly affect these controls.

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

H. L. HAWKINS LITIGATION. In December 2004, the estate of H.L. Hawkins filed a claim against Meridian for damages "estimated to exceed several million dollars" for Meridian's alleged gross negligence and willful misconduct under certain agreements concerning certain wells and property in the S.W. Holmwood and E. Lake Charles Prospects in Calcasieu Parish in Louisiana, as a result of Meridian's satisfying a prior adverse judgment in favor of Amoco Production Company. Meridian has filed an answer denying Hawkins' claims and asserted a counterclaim for attorney's fees, court costs and other expenses, and for declaratory relief that Meridian is entitled to retain the amounts that it had been paid by Hawkins. The Company has not provided any amount for this matter in its financial statements at June 30, 2005.

ENVIRONMENTAL LITIGATION. Various landowners have sued Meridian (along with numerous other oil companies) in various similar lawsuits concerning the Weeks Island, Gibson, Bayou Pigeon, West Lake Verret and White Castle Fields. The lawsuits seek injunctive relief and other relief, including unspecified amounts in both actual and punitive damages for alleged breaches of mineral leases and alleged failure to restore the plaintiffs' lands from alleged contamination and otherwise from the defendants' oil and gas operations. The Company has not provided any amount for these matters in its financial statements at June 30, 2005.

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

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of shareholders held on June 23, 2005, the Company's shareholders elected three Class III Directors. The following summarizes the number of votes for and against each nominee.

                                                Broker
     Nominee               For      Withheld   Non-Vote
---------------------   ----------  ---------  ---------
Joseph A. Reeves, Jr.   77,798,713  1,973,306  6,795,646

Michael J. Mayell       77,798,713  1,973,306  6,795,646

Fenner R. Weller, Jr.   77,798,713  1,973,306  6,795,646

The terms of the Class I directors (David W. Tauber, John B. Simmons and James
R. Montague) and the Class II directors (E.L. Henry, Joe E. Kares and Gary A. Messersmith) continued after the meeting.

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

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                                  (Registrant)

Date: August 9, 2005         By: /s/ LLOYD V. DELANO
                                 ------------------------------------------
                                 Lloyd V. DeLano
                                 Senior Vice President
                                 Chief Accounting Officer

                               INDEX TO EXHIBITS.

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