Form 10-K/A
period 2005-12-31
MERIDIAN RESOURCE CORP
filed 2006-05-01
CIK 869369

================================================================================

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

Large Accelerated Filer [ ]   Accelerated Filer [X]    Non-Accelerated Filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Aggregate market value of shares of common stock held by non-affiliates
of the Registrant at June 30, 2005                                 $410,169,664

Number of shares of common stock outstanding at April 21, 2006:      86,926,502

================================================================================

                                EXPLANATORY NOTE

      This Amendment No. 1 on Form 10-K/A (the "Amendment") is being filed to amend the annual report on Form 10-K of The Meridian Resource Corporation (the "Company") filed with the Securities and Exchange Commission on March 16, 2006 (the "Original Report on Form 10-K"). The sole purpose of this Amendment is to include Items 10, 11, 12, 13 and 14 of Part III previously intended to be incorporated by reference through the Company's proxy statement for its 2006 annual meeting of shareholders. The Company will not be filing its proxy statement for its 2006 annual meeting within 120 days following the end of its fiscal year 2005, and, therefore, is filing this Amendment. Accordingly, Items 10-14 of Part III are amended and restated in their entirety. The reference on the cover page of the Original Report on Form 10-K to the incorporation by reference of the registrant's proxy statement relating to its 2006 Annual Meeting is also deleted. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, the Company is including with this Amendment certain currently dated certifications. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these currently dated certifications. Except as otherwise stated herein, the Amendment does not amend any other disclosure in the Original Report on Form 10-K.

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

                                                                                                       EXPIRATION
                                                       PRESENT POSITIONS                 DIRECTOR      OF PRESENT
             NAME                 AGE                  WITH THE COMPANY                    SINCE          TERM
------------------------------- -------- ---------------------------------------------- ------------ ----------------
David W. Tauber                   56     Class I Director (1)                              2004           2006
John B. Simmons                   53     Class I Director (2)                              2004           2006
E. L.  Henry                      70     Class II Director (3)                             1998           2007
Joe E. Kares                      62     Class II Director                                 1990           2007
Gary A. Messersmith               57     Class II Director                                 1997           2007
Joseph A. Reeves, Jr.             59     Class III Director, Chairman of the Board         1990           2008
                                         and Chief Executive Officer (4)

Michael J. Mayell                 58     Class III Director and President (4)              1990           2008
Fenner R. Weller, Jr.             54     Class III Director (5)                            2004           2008

--------------
      (1)   Member of the Audit Committee and the Board Affairs Committee.

      (2)   Member of the Audit Committee.
      (3)   Member of the Board Affairs Committee and the Compensation
            Committee.
      (4) Member of the Executive Committee and Directors' Stock Option Plan Administration Committee.
      (5)   Member of the Audit Committee and the Compensation Committee.

      David W. Tauber has served as owner/principal of Tauber Oil Company, a marketer of fuel oil and carbon black located in Houston, Texas, since 1984.

      In 2006, John B. Simmons was named Vice Chairman and Chief Executive Officer of Stewart & Stevenson, LLC, a new entity comprised of the former Engineering Products and Power Products divisions of Stewart & Stevenson Services, Inc., a manufacturer, service provider and distributor of industrial and energy related equipment. He served as Senior Vice President, Treasurer and Chief Financial Officer of Stewart & Stevenson Services, Inc. from 2002 until 2006, and as their Controller and Chief Accounting Officer from 2001 to 2002. From 1997 to 2000, Mr. Simmons was Vice President and Chief Financial Officer of Cooper Energy Services, a provider of power and compression equipment.

      E. L. Henry was a partner with the law firm of Adams and Reese L.L.P. in Baton Rouge, Louisiana from 1987 until his retirement in 2001. Mr. Henry was formerly Commissioner of the Division of Administration for the State of Louisiana from 1980 through 1984, a member of the Louisiana House of Representatives from 1968 through 1980 and Speaker of the Louisiana House of Representatives from 1972 through 1980.

      Joe E. Kares has been a partner with the public accounting firm of Kares & Cihlar in Houston, Texas since 1980.

      Gary A. Messersmith has been a Member of the law firm of Looper, Reed & McGraw, a Professional Corporation, in Houston, Texas since 2001, and from 1982 to 2001 was a partner with the law firm of Fouts & Moore, L.L.P. in Houston, Texas.

      Joseph A. Reeves, Jr. is Chairman of the Board and Chief Executive Officer of the Company. Mr. Reeves, along with Mr. Mayell, founded the Company's predecessor company, Texas Meridian Resources, Ltd. ("TMR"), during 1988 and from that time to the present has held these positions with The Meridian Resource Corporation.

      Michael J. Mayell is President and Chief Operating Officer and was, along with Mr. Reeves, a co-founder of Meridian. Prior to assuming such positions with the Company, Mr. Mayell held similar positions with TMR from 1988 until 1990.

      Fenner R. Weller, Jr. has been a general partner of Weller, Anderson, & Co., Ltd., a securities firm, since 1995.

                AUDIT COMMITTEE; AUDIT COMMITTEE FINANCIAL EXPERT

      The Company has a standing Audit Committee established in accordance with
Section 3(a)(58)(A) of the Exchange Act. The current members of the Audit Committee are identified above. The Board of Directors has determined that Mr. Simmons is an audit committee financial expert as defined in applicable SEC and NYSE rules.

                      EXECUTIVE AND CERTAIN OTHER OFFICERS

      The following table provides information with respect to the executive officers and certain other officers of the Company. Each has been elected to serve until his or her successor is duly appointed or elected by the Board of Directors or his or her earlier removal or resignation from office.

                                                                                                       YEAR FIRST
                                                                                                         ELECTED
       NAME OF OFFICER                         POSITION WITH THE COMPANY                     AGE       AS OFFICER
------------------------------ ---------------------------------------------------------- ---------- ----------------
Joseph A. Reeves, Jr.          Chairman of the Board and Chief Executive Officer             59           1990
Michael J. Mayell              Director and President                                        58           1990
Lloyd V. DeLano                Senior Vice President and Chief Accounting Officer            55           1993
Alan S. Pennington             Vice President--Business Development--TMRX                    52           1999
Thomas J. Tourek*              Senior Vice President--Exploration--TMRX                      63           1999
A. Dale Breaux*                Vice President--Operations--TMRX                              57           2002
Kendall A. Trahan              Vice President--Land and Business Development--TMRX           55           2005


-----------
* Non-executive officer.

For additional information regarding Messrs. Reeves and Mayell, see "Directors", above.

      Lloyd V. DeLano joined the Company in January 1992 performing contract work and became an employee of the Company in October 1992. Mr. DeLano was named Vice President - Director of Accounting of The Meridian Resource & Exploration LLC, a wholly owned subsidiary of the Company ("TMRX"), in April 1993 and in June 1996 was named Vice President and Chief Accounting Officer of the Company. Mr. DeLano is a Certified Public Accountant with 30 years of oil and natural gas experience.

      Alan S. Pennington joined the Company in August 1989 as Vice President - Geology of TMRX and has held several positions with the Company. He is presently Vice President - Business Development of TMRX.

      Thomas J. Tourek joined Meridian in June 1999, after nearly 30 years of experience at Shell in the discovery and development exploration and production projects. His successes in managing and performing geological and geophysical (including 3-D) evaluations span the greater Gulf of Mexico Basin, Europe, Africa, Latin America, and the Middle and Far East. Mr. Tourek holds a Bachelor of Science Degree in Geology from Wittenberg University, and a Masters Degree and Ph.D in Geology from Johns Hopkins University.

      A. Dale Breaux joined the Company in 2002 and is currently the Vice President--Operations of TMRX. Mr. Breaux has nearly 30 years of field and management experience in onshore and offshore drilling operations at Sun Oil Company, Campbell Energy Corporation, and Petrofina. Mr. Breaux holds a Bachelor of Science in Petroleum Engineering from the University of Louisiana in Lafayette.

      Kendall A. Trahan joined Meridian in August 2005. Since June 1997, he served as Vice President of Land with Carrizo Oil & Gas, Inc. From 1994 to 1997, he served as Director of Joint Ventures Onshore Gulf Coast for Vastar Resources, Inc. And from 1982 to 1994, he served as Area Landman and a Division Landman and Director of Business Development for Arco Oil & Gas Company. Prior to that, Mr. Trahan served as Staff Landman for Amerada Hess Corporation. He holds a Bachelor of Science degree from the University of Louisiana.

      There are no family relationships among the current officers and directors of the Company.

                                 CODE OF ETHICS

      The Board of Directors has adopted a Code of Ethics and Business Conduct for its directors, officers and employees, a copy of which are posted on the Company's web site at www.tmrx.com. To obtain a printed copy of the Company's Code of Ethics and Business Conduct send a written request to 1401 Enclave Parkway, Suite 300, Houston, Texas 77077.

             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Securities Exchange Act requires the Company's officers and directors and persons who beneficially own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten-percent shareholders are required by the regulations promulgated under
Section 16(a) to furnish the Company with copies of all Section 16(a) forms they file.

      Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that, during the period from January 1, 2005, through December 31, 2005, all officers, directors and greater than ten-percent shareholders of the Company were in compliance with applicable filing requirements.

ITEM 11. EXECUTIVE COMPENSATION.

      The following tables contain compensation data for the five highest paid executive officers serving at the end of 2005 whose 2005 salary and annual bonus compensation exceeded $100,000, and other individuals who would otherwise have been included in this table but for the fact that such individuals were not serving as executive officers of the Company at the end of 2005 (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                             Long-Term
                                                  Annual Compensation                       Compensation
                             ----------------------------------------------------- -----------------------------
                                                                                   Restricted        Securities
   Name and                                                       Other Annual        Stock          Underlying       All Other
Principal Position           Year   Salary($)(1) Bonus($)(1)(2) Compensation($)(3) Award($)(1)       Options(#)   Compensation($)(4)
-------------------          ----   ------------ -------------- ------------------ -----------     -------------  ------------------
Joseph A. Reeves, Jr.        2005     $121,587    $803,466      $  120,161         $   800,000      ------------       $14,000
CEO                          2004      104,973     780,978          37,673             800,000      ------------        13,000
                             2003       40,527     760,000          32,710             631,620      ------------        12,000

Michael J. Mayell            2005     $121,587    $803,466      $  120,161         $   800,000      ------------       $14,000
President                    2004      104,973     780,978          37,673             800,000      ------------        13,000
                             2003       40,427     760,000          32,710             631,620      ------------        12,000

Lloyd V. DeLano              2005     $191,451    $752,861      $---------         $----------     $------------       $14,000
Senior Vice President and    2004      185,353     688,271       ---------          ----------      ------------        13,000
Chief Accounting Officer     2003      169,399     368,026       ---------          ----------      ------------        12,000

James W. Carrington, Jr.(5)  2005     $ 80,122    $490,771      $---------         $----------     $------------       $11,881
Executive Vice President,    2004      184,044     691,495           1,416          ----------      ------------        13,000
Land and Legal - TMRX        2003      168,203     352,879           1,636          ----------      ------------        12,000

Alan S. Pennington           2005     $217,233    $720,010      $---------         $----------     $------------       $14,000
Vice President, Business     2004      210,313     688,271       ---------          ----------      ------------        13,000
Development- TMRX            2003      192,210     369,063       ---------          ----------      ------------        12,000

Kendal Trahan (6)            2005     $ 69,664    $ 10,833      $---------         $----------     $------------       $ 2,844
Vice President, Land and
Business Development

--------------
            (1) Salary and bonus compensation excludes amounts deferred by Messrs. Reeves and Mayell pursuant to a deferred compensation plan (the "DCP"), which have been reported in the Restricted Stock Award column. The DCP was approved by the Board of Directors and the shareholders of the Company in 1996 as a method to preserve the Company's liquidity and further align the executive officers' interests with those of the Company's shareholders. No actual shares of Common Stock are issued and the officer has no rights with respect to any shares unless and until there is a distribution. Distributions cannot be made until the death, retirement or termination of employment of the officer. Until distribution, the value of such stock rights are subject to the general credit of the Company and the market value of the Common Stock. Pursuant to the DCP, the Company also granted to each officer an equal matching deferral, which is subject to a one-year vesting and is included in the Restricted Stock Award column. Under the terms of the grants, the employee and matching deferrals are allocated to a Common Stock account in which units are credited to the accounts of the officer based on the number of shares that could be purchased at the market price of the Common Stock at December 31, 1997 ($9 9/16 per share), for the deferrals during the first half of 1998; at June 30, 1998 ($7 1/16 per share), for the deferrals during the second half of 1998; at December 31, 1998 ($3 3/16 per share), for the deferrals during the first half of 1999; at June 30, 1999 ($3 7/8 per share), for the deferrals during the second half of 1999; at December 31, 1999 ($3.0625 per share), for the deferrals during the first half of 2000; at June 30, 2000 ($5.703125 per share), for the deferrals during the second half of 2000; at December 31, 2000 ($8.625 per share), for the deferrals during the first half of 2001; at June 30, 2001 ($7.17 per share), for the deferrals during the second half of 2001; at December 31, 2001 ($3.99 per share), for deferrals during the first half of 2002; at June 30, 2002 ($3.72 per share), for deferrals during the second half of 2002; at December 31, 2002 ($0.90 per share), for deferrals during the first half of 2003; at June 30, 2003 ($4.73 per share), for deferrals during the second half of 2003; at December 31, 2003 ($5.94 per share), for deferrals during the first half of 2004; at June 30, 2004 ($6.94 per share), for deferrals during the second half of 2004; at December 31, 2004 ($6.05 per share), for deferrals during the first half of 2005; and at June 30, 2005 ($4.78 per share), for deferrals during the second half of 2005. Pursuant to the DCP, Messrs. Reeves and Mayell each elected to defer $315,810, $400,000 and $400,000 of their compensation for 2003, 2004 and
      2005, respectively. As of December 31, 2005, each of Messrs. Reeves and Mayell had rights (including matching deferrals) to 1,707,704 shares and 1,518,284 shares, respectively, with a total value (including matching deferrals) as of December 31, 2005, of $7,172,357 and $6,376,793,
      respectively. An amount equal to the dividends, if any, that would have otherwise been paid with respect to such shares had they actually been issued will be credited to the respective Common Stock accounts as well.

            (2) Under the Company's Well Bonus Plan, Mr. DeLano received bonus amounts in 2005, 2004 and 2003 as follows: $701,907, $688,271, and
      $360,326, respectively. Under the same plan Mr. Carrington was paid in 2005, 2004 and 2003 the following amounts: $490,771, $691,495, and
      $345,233, respectively. Under the same plan, Mr. Pennington was paid in 2005, 2004 and 2003 the following amounts: $701,907, $688,291, and
      $360,326, respectively.

            (3) Includes the value conveyed during the applicable year attributable to net profits interests assigned to the Named Executive Officer during the applicable year in connection with their employment agreements. In connection with such employment agreements, the Company adopted in 1994 a program under which net profits interests are granted to certain key employees of the Company in prospects and wells that the Company is pursuing and drilling. In general, the net profits interest is 2.00% of any well and is subject to proportional reduction to the Company's interests. Pursuant to these arrangements, during 2003, 2004 and 2005, net profits interests of 2% were granted to each of Messrs. Reeves and Mayell in various prospects acquired by the Company in 2003, 2004 and 2005. Although such grants were intended to provide long-term incentive for the executive officer or employee by aligning his or her interests with those of the Company in its drilling efforts, such grants are not subject to vesting, the continued employment of the individual with the Company or other conditions. Accordingly, such grants are considered part of the Company's annual compensation package and not compensation under a long-term incentive plan. Each grant of a net profits interest is reflected in this table at a value based on a third party appraisal of the interest granted or the Company's current estimate of value for those prospects for which a third party appraisal has not yet been completed. Such values are appraisals or estimates only and the actual realized value of such interests may prove to be higher or lower than the amounts reflected in this table. See also "-Employment Agreements" and "-Well Bonus Plans and NPI Rights" below.

            (4) Includes Company contributions to its 401(k) plan.

            (5) Mr. Carrington resigned from the Company effective May 27, 2005.

            (6) Mr. Trahan joined the Company effective August 8, 2005.

                          OPTION GRANTS IN FISCAL 2005

      The following table sets forth those options granted to Named Executive Officers during 2005. Mr. Trahan was the only Named Executive Officer to receive option grants in fiscal 2005.

                           Number of      % of Total
                             Shares        Options                                  Potential Realizable Value at
                           Underlying     Granted to     Exercise                   Assumed Annual Rates of Stock
                            Options      Employees in     Price       Expiration  Price Appreciation for Option Term
         Name               Granted      Fiscal Year    ($/share)        Date           5%($)            10%($)
-----------------------   -------------  -------------  -----------   ----------  ---------------  -----------------
Kendall A. Trahan            10,000         33.3%         $4.92       7/15/2015        30,942           78,412

      The following table summarizes the number and value of options exercised by the Named Executive Officers during 2005, as well as the number and value of unexercised options owned by the Named Executive Officers as of December 31, 2005.

                 AGGREGATE OPTION EXERCISES IN FISCAL YEAR 2005
                       AND DECEMBER 31, 2005 OPTION VALUE

                                                                    Number of Securities
                                                                         Underlying           Value of Unexercised
                                                                         Unexercised              In-the-Money
                                                                         Options at                Options at
                                                                        December 31,              December 31,
                                                                           2005(#)                   2005($)
                               Shares Acquired        Value             Exercisable/              Exercisable/
            Name                on Exercise(#)     Realized($)        Unexercisable(1)            Unexercisable
-----------------------------  -----------------  ---------------  ------------------------   ----------------------
Joseph A. Reeves, Jr. (1)         ---------         ---------       1,600,000 / -----             $1,237,500 / -----
Michael J. Mayell (1)             ---------         ---------       1,600,000 / -----             $1,237,500 / -----
Lloyd V. DeLano                   ---------         ---------          42,500 / -----             $   20,625 / -----
James W. Carrington, Jr.          ---------         ---------           ----- / -----                  ----- / -----
Alan S. Pennington                ---------         ---------          11,000 / -----             $    4,125 / -----
Kendall Trahan                    ---------         ---------           2,500 / 7,500                  ----- / -----

-------------
            (1) Excludes (i) the warrants (the "General Partner Warrants") granted to each of Messrs. Reeves and Mayell in October 1990 in connection with the Company's formation and (ii) warrants ("Executive Officer Warrants") issued in prior years to Messrs. Reeves and Mayell in connection with the surrender of certain "Class B Warrants" to the Company. The value of these warrants at December 31, 2005, based on the difference between the market price of the Common Stock at December 31, 2005 and the exercise price of the respective warrants, was $3,595,936 for each of Messrs. Reeves and Mayell.

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

      Messrs. Reeves and Mayell were granted a 2% net profits interest in the oil and natural gas production from the Company's properties to the extent the Company acquires a mineral interest therein. The net profits interest for Messrs. Reeves and Mayell applies to all properties on which the Company expends funds during their employment with the Company. The net profits interests represent real property rights that are not subject to vesting or continued employment with the Company. Messrs. Reeves and Mayell did not participate in the Well Bonus Plans (as such term is defined under "-Well Bonus Plans and NPI Rights" below) for any particular property to the extent their original 2% net profits interest grant covered such property. See also note 3 under "-Summary Compensation Table" above and "-Well Bonus Plans and NPI Rights" below.

      Mr. Lloyd V. DeLano entered into an employment agreement with the Company under which he is given the title Senior Vice President and Chief Accounting Officer of the Company. Mr. DeLano's employment agreement provides that he will receive a monthly salary of $15,954 and an annual bonus in the amount determined in the discretion of the Company's Board of Directors. If Mr. DeLano is terminated, depending on the circumstances, he may be entitled to receive a payment equal to six times his monthly salary. Also, if a change in control of the Company occurs, he may be entitled to receive his monthly salary for eighteen months after such event.

      Mr. Alan S. Pennington entered into an employment agreement with the Company under which he is given the title Vice President - Business Development of TMRX. Mr. Pennington's employment agreement provides that he will receive a monthly salary of $18,103 and an annual bonus in the amount determined in the discretion of the Company's Board of Directors. If Mr. Pennington is terminated, depending on the circumstances, he may be entitled to receive a payment equal to six times his monthly salary. Also, if a change in control of the Company occurs, he may be entitled to receive his monthly salary for eighteen months after such event.

THE INCENTIVE PLANS

      The Company's existing stock option plans (the "Incentive Plans") authorize the Board of Directors or a Committee of the Board of Directors to issue stock options, stock appreciation rights, restricted stock and performance awards. The aggregate number of shares of Common

Stock that currently may be issued under the Incentive Plans is 9,607,528, which represents approximately 11% of the total number of shares of Common Stock outstanding. There are currently 7,448,791 shares allocated to outstanding options or existing or future stock rights under deferred compensation arrangements under the Incentive Plans. Therefore, approximately 2,148,737 shares are available for grant of additional options or stock-based compensation. As of December 31, 2005, 3,069,150 of the stock options granted under the Incentive Plans were "in-the-money."

WELL BONUS PLANS AND NPI RIGHTS

      During 1998, the Company implemented a net profits program that was adopted effective as of November 1997. All employees participated in this program. Pursuant to this program, the Company adopted three separate well bonus plans: (i) The Meridian Resource Corporation Geoscientist Well Bonus Plan (the "Geoscientist Plan"), (ii) The Meridian Resource Corporation TMR Employees Trust Well Bonus Plan (the "Trust Plan") and (iii) The Meridian Resource Corporation Management Well Bonus Plan (the "Management Plan"), and with the Trust Plan and the Geoscientist Plan, (the "Well Bonus Plans"). The Executive Committee of the Board of Directors, which is comprised of Messrs. Reeves and Mayell, administered each of the Well Bonus Plans. The participants in each of the Well Bonus Plans were designated by the Executive Committee in its sole discretion. Participants in the Management Plan were limited to executive officers of the Company and other key management personnel designated by the Executive Committee. Neither Messrs. Reeves nor Mayell participated in the Management Plan during 2005. The participants in the Trust Plan generally were all employees of the Company that did not participate in one of the other Well Bonus Plans. Pursuant to the Well Bonus Plans, the Executive Committee designated, in its sole discretion, the individuals and wells that participated in each of the Well Bonus Plans. The Executive Committee also determined the percentage bonus that was paid under each well and the individuals that participated thereunder. The Well Bonus Plans covered all properties on which the Company expended funds during each participant's employment with the Company, with the percentage bonus generally ranging from less than .1% to .5% of the net profits derived from each well included in the well bonus plan, depending on the level of the employee.

      Effective March 2001, the participants in the Geoscientist Plan were notified that no additional future wells would be placed into the plan. During 2002, the Executive Committee decided to modify this position and for certain key geoscientists the plan will include future new wells through July, 2002.

      Effective December 2001, an agreement was executed to repurchase and terminate certain interests in the Well Bonus Plans from current and former employees in exchange for the issuance of Common Stock. The offering was for a total of 1,940,991 shares of the Common Stock. The Common Stock was issued on February 4, 2002, at the then current price of $3.48 per share.

COMPENSATION OF DIRECTORS

      Each non-employee director of the Company receives an annual retainer, payable in quarterly installments, of $25,000. In addition, each of the chairmen of the Audit Committee,

Board Affairs Committee and the Compensation Committee receives annual payments of $10,000, $2,500 and $2,500, respectively. The other members of the Audit Committee receive annual payments of $6,500. Each non-employee director receives $2,500 for each Board of Directors meeting attended in person or $1,000 for each Board of Directors meeting attended telephonically, and $1,000 for each Board of Directors committee meeting attended in person or $500 for each Board of Directors committee meeting attended telephonically. Non-employee directors also are reimbursed for expenses incurred in attending Board of Directors and committee meetings, including those for travel, food and lodging. Directors and members of committees of the Board of Directors who are employees of the Company or its affiliates are not compensated for their Board of Directors and committee activities.

      The Company's prior Director Stock Option Plan (the "Prior Director Plan") expired by its terms on December 31, 2005 and no additional stock options may be granted under the plan. Stock options granted prior to the termination of the Prior Director Plan will remain outstanding until such options have been settled, terminated or forfeited. Under the Prior Director Plan, each non-employee director was granted, on the date of his appointment, election, reappointment or re-election as a member of the Board of Directors, an option ("Prior Director Plan Option") to purchase 15,000 shares of Common Stock at an exercise price per share equal to the fair market value of a share of Common Stock on the date of grant. The duration of each Prior Director Plan Option is five years from the date of grant, and each Director Option may be exercised in whole or in part at any time after the date of grant; provided, however, that the option vests with respect to 25% of the shares of Common Stock covered by such Prior Director Plan Option one year after the date of grant, with respect to an additional 25% of such shares of Common Stock two years after the date of grant, and with respect to the remaining shares of Common Stock three years after the date of grant. There are currently outstanding options to acquire 255,000 shares under the Prior Director Plan with a weighted average exercise price of $7.30 per share.

                        REPORT ON EXECUTIVE COMPENSATION

GENERAL POLICY AND PHILOSOPHY

      The Compensation Committee's objective is to compensate executive officers in a manner that promotes recruiting, motivating, and retaining exceptional employees who will help the Company achieve its earnings and growth objectives which are consistent with building stockholder value. Fixed compensation and incentives are provided through the combination of cash salaries and bonuses, stock option and other stock-based awards, and grants of net profit interests in the Company's drilling prospects. The Company's overall compensation package is intended to provide the Company's executive officers with above average compensation for above average results and performance, with an emphasis on compensation that rewards the executive for actions that have demonstrably benefited the long-term interests of the Company.

      The Compensation Committee consists exclusively of non-employee, independent directors, and is responsible for overseeing the compensation and benefit programs of the Company's senior executives. It maintains oversight on the incentive and equity-based programs for the management team and other employees. Consistent with the Company's Governance guidelines (located at: www.tmrc.com) the Compensation Committee has established policies governing its role and responsibilities in administering the compensation and benefits of all of our executives including the named executive officers and Company's Chief Executive Officer.

ACTIONS DURING 2005

      For 2005 the newly organized Compensation Committee reviewed existing market data, interviewed consultants and, upon engagement of an independent outside compensation consultant, began a detailed review of the current programs in place for the named executive officers and other key positions. This process is underway at the time of the proxy and the outcome will allow the Committee to more precisely describe the linkage between the current programs and the stated philosophy and associated industry practices.

      The 2005 compensation, as reflected in the Summary Compensation Tables, was derived from contractual terms covering the annual bonus, the net profit interest plans and the matching Company contributions under the Company's deferred compensation plans.

      In 2005, decisions with respect to the cash compensation of the Company's executive officers were made in the following manner. The Employee Compensation Committee of the Board of Directors, which is comprised of Messrs. Reeves and Mayell, set the salaries of all employees (except for themselves), including officers and other senior executives, and granted cash bonuses to such officers and other senior executives. Cash compensation decisions with respect to Messrs. Reeves and Mayell were approved by the Board of Directors, with Messrs. Reeves and Mayell abstaining. Decisions with respect to the granting of stock-based awards and the payment of other non-cash compensation for all of the Company's executive officers, including Messrs. Reeves and Mayell, were made by the full Board of Directors, with each of Messrs. Reeves and Mayell abstaining with respect to matters pertaining to either one of them. The Compensation Committee continues to review the Company's compensation policies and procedures in light of evolving corporate governance standards and changes in legislation and regulation.

SPECIFIC STRATEGY FOR PAY COMPONENTS

      Base Salary

      The base salaries of the Company's employees are determined based on their functional role with the Company, their talents and experience and competitive market factors, including the deliberate strategy by the Company to attract and retain executives with expertise and proven success in 3-D seismic exploration. Generally, and for most employees, base salaries are received in cash, however, the Company adopted a deferred compensation program in 1996 that allows the Company's Chief Executive Officer, President and other officers to receive payment of their salaries in deferred stock rights in lieu of cash compensation. The purpose of this deferred compensation program is to preserve Company liquidity and further align the executive officers' interests with those of the Company's shareholders. Stock cannot be issued under such deferred compensation arrangements until the death, retirement or termination of the executive officer, and until such issuance, the value of such stock rights are subject to the general credit of the Company and changes in market value for the Company's Common Stock.

      In reviewing the base salaries and annual incentives of the Company's executive officers, the Company considers data from published surveys and reports regarding compensation of executive officers from a cross section of other energy companies, which may or may not include companies represented in the peer group used in completing the Company's performance graph. These reports are used as a check on the general competitiveness of the Company's salaries and not solely as a means to mathematically establish salaries within specified percentiles of salary ranges.

      Bonus Compensation

      Bonus compensation is provided to the Company's executive officers and other employees from time to time based on their employment agreements, if any, the financial results of the Company and various subjective factors, including the executive's or employee's contribution to the Company's success in finding reserves and acquiring prospects, identifying and obtaining sources of capital for the Company and increasing shareholder value. In addition to the annual incentive the Company has paid a Christmas bonus of up to one month's base salary to all of its employees during 2003, 2004 and 2005.

      Net Profit Interests

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

      Long-Term Incentive Equity-Based Compensation

      The Board of Directors and the Compensation Committee believe that long-term incentive compensation is an important component of the Company's compensation program and that the value of long-term incentive compensation should be directly related to increases in shareholder value. Thus, as part of total compensation, the Company provides long-term incentive compensation to its executive officers through stock options and restricted stock grants under the Company's stock option plans. It is the intention of the Board of Directors and the Compensation Committee to continue to rely on the importance of each executive having a significant portion of his or her financial well-being tied to the long-term success of the Company and its shareholders. We believe further that stock-based compensation in which the executives have a sizeable portion of their contingent compensation at risk will be an important element of pay into the future.

DISCUSSION OF COMPENSATION OF THE CHIEF EXECUTIVE OFFICER AND PRESIDENT

      During 2005, Messrs. Reeves' and Mayell's salaries and bonuses were paid in accordance with their employment agreements. The Board of Directors and the Compensation Committee believe that granting stock options and the approval of bonus payments further align Messrs. Reeves and Mayell's interests with those of the Company, rewarding them for their efforts that were instrumental to the successful production efforts and the corresponding reserve replacements and, therefore, the future success of the Company.

TAX MATTERS

      Section 162(m) ("Section 162(m)") of the Internal Revenue Code of 1986, as amended, currently imposes a $1 million limitation on the deductibility of certain compensation paid to the Company's five highest paid executive officers. Excluded from the limitation is compensation that is "performance based". Excluded compensation must meet certain criteria, including being based upon predetermined objective standards approved by the Company's shareholders. Awards under the Incentive Plans, as well as bonus and salary compensation awarded to the Company's executive officers, do not currently satisfy the requirements of
Section 162(m). The Board of Directors intend to take into account the potential application of Section 162(m) with respect to incentive compensation awards and other compensation decisions made by them in the future.

                                             E.L. Henry
                                             Fenner R. Weller, Jr.

                             STOCK PERFORMANCE GRAPH

      The following performance graph compares the performance of the Common Stock to the New York Stock Exchange Market Index and Peer Group Index from December 31, 2000 through December 31, 2005. The graph assumes that the value of the investment in the Common Stock and each index was $100 at December 31, 2000, and that all dividends were reinvested.

   DECEMBER 31,      2000    2001     2002    2003     2004       2005
-----------------    ----   -----    -----   -----    ------     ------
The Company          100    46.26    10.43   68.87     70.14      48.70
NYSE Market Index    100    91.09    74.41   96.39    108.85     117.84
Peer Group Index     100    71.24    69.55   91.08    129.58     184.78

      The Company's Peer Group is comprised of Cabot Oil & Gas Corp., Chesapeake Energy Corporation, Comstock Resources, Inc., Denbury Resources, Inc., Energy Partners Ltd., Petroquest Energy, Inc., Remington Oil & Gas Corporation, St. Mary Land & Exploration, Stone Energy Corporation and Swift Energy Company.

           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      As discussed above, certain components of the compensation of the executive officers of the Company, other than Messrs. Reeves and Mayell, are determined by the Employee Compensation Committee of the Board of Directors of the Company, which is comprised of Messrs. Reeves and Mayell. Stock-based and other non-cash compensation decisions with respect to the Company's executive officers are made by the full Board of Directors, with each of Messrs. Reeves and Mayell abstaining with respect to matters pertaining to either one of them. For a discussion of certain transactions between the Company and members of the Board of Directors, see "Certain Relationships and Related Transactions" below. In addition, cash compensation decisions during 2005 with respect to Messrs. Reeves and Mayell were made by the full Board of Directors, with each of Messrs. Reeves and Mayell abstaining.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

      The following table sets forth information, as of April 14, 2006, with respect to the beneficial ownership of Common Stock by (a) each current director, (b) each Named Executive Officer, (c) each shareholder known by the Company to be the beneficial owner of more than 5% of the Common Stock and (d) all executive officers and directors of the Company as a group.

                                                                         NUMBER OF
                                                                          SHARES
                                                                       BENEFICIALLY
                          NAME                                           OWNED (1)                    PERCENT
---------------------------------------------------------          ----------------------          ---------------
Joseph A. Reeves, Jr. (2)                                                      5,342,648                5.8%
Michael J. Mayell (3)                                                          5,040,779                5.5%
Lloyd V. DeLano (4)                                                               94,766                 *
Alan S. Pennington (5)                                                            41,229                 *
Kendall A. Trahan (6)                                                              7,500                 *
E. L. Henry (7)                                                                   24,750                 *
Joe E. Kares (8)                                                                  18,750                 *
Gary A. Messersmith (9)                                                           42,222                 *
David W. Tauber (10)                                                              11,090                 *
John B. Simmons (11)                                                               7,500                 *
Fenner R. Weller, Jr. (12)                                                        50,000                 *
All executive officers and directors as a group (11
persons) (2), (3), (4), (5), (6), (7), (8), (9), (10),
(11) and (12)                                                                 10,681,234               11.0%
Dimensional Fund Advisors Inc. (13)                                            4,433,169                5.1%

Barclays (14)                                                                  5,511,930                6.3%

-----------
*Less than one percent.

            (1) Shares of Common Stock which are not outstanding but which can be acquired by a person upon exercise of an option or warrant within sixty days are deemed outstanding for the purpose of computing the percentage of outstanding shares beneficially owned by such person. Each such person has sole voting and dispositive power for its shares of Common Stock, unless otherwise noted.

            (2) Includes 880,063 shares, 714,000 shares and 1,600,000 shares of Common Stock that Mr. Reeves has the right to acquire upon the exercise of the General Partner Warrant, Executive Warrants, and stock options under the Company's stock option plans, respectively. Also includes 1,728,079 vested shares underlying deferred compensation arrangements. Excludes 23,297 unvested shares under deferred compensation arrangements. Mr. Reeves' business address is 1401 Enclave Parkway, Suite 300, Houston, Texas 77077.

            (3) Includes 880,063 shares, 714,000 shares and 1,600,000 shares of Common Stock that Mr. Mayell has the right to acquire upon the exercise of the General Partner Warrant, Executive Warrants, and stock options under the Company's stock option plans, respectively. Also includes 1,538,659 vested shares underlying deferred compensation arrangements. Excludes 23,297 unvested shares under deferred compensation arrangements. Mr. Mayell's business address is 1401 Enclave Parkway, Suite 300, Houston, Texas 77077.

            (4) Includes 42,500 shares of Common Stock that Mr. DeLano has the right to acquire upon the exercise of stock options.

            (5) Includes 11,000 shares of Common Stock that Mr. Pennington has the right to acquire upon the exercise of stock options.

            (6) Includes 2,500 shares of Common Stock that Mr. Trahan has the right to acquire upon the exercise of stock options. Excludes 7,500 shares underlying options that are not exercisable within 60 days.

            (7) Includes 18,750 shares of Common Stock that Mr. Henry has the right to acquire upon the exercise of stock options. Excludes 11,250 shares underlying options that are not exercisable within 60 days.

            (8) Includes 18,750 shares of Common Stock that Mr. Kares has the right to acquire upon the exercise of stock options. Excludes 11,250 shares of Common Stock that are not exercisable within 60 days.

            (9) Includes 18.750 shares of Common Stock that Mr. Messersmith has the right to acquire upon the exercise of stock options. Excludes 11,250 shares of Common Stock that are not exercisable within 60 days.

            (10) Includes 3,750 shares of Common Stock that Mr. Tauber has the right to acquire upon the exercise of stock options. Excludes 26,250 shares underlying options that are not exercisable within 60 days.

            (11) Includes 7,500 shares of Common Stock that Mr. Simmons has the right to acquire upon the exercise of stock options. Excludes 22,500 shares underlying options that are not exercisable within 60 days.

            (12) Includes 7,500 shares of Common Stock that Mr. Weller has the right to acquire upon the exercise of stock options. Excludes 37,500 shares underlying options that are not exercisable within 60 days.

            (13) This information is based on information contained in a
      Schedule 13G filing made by Dimensional Fund Advisors Inc. ("Dimensional") with the Securities and Exchange Commission on February 6, 2006. The principal business address of Dimensional is 1299 Ocean Avenue, 11th Floor, Santa Monica, CA 90401. Dimensional, an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts. These investment companies, trusts and accounts are the "Funds." In its role as investment advisor or manager, Dimensional possesses investment and/or voting power over Common Stock held by the Funds. However, all securities reported by Dimensional are owned by the Funds.

            (14) This information is based on information contained in a
      Schedule 13G filing made by Barclays Global Investors, NA, Barclays Global Funds Advisors, Barclays Global Investors, LTD and Barclays Global Investors Japan Trust and Banking Company Limited ("Barclays") with the Securities and Exchange Commission on January 26, 2006. The principal business address of Barclays Global Investors, NA and Barclays Global Funds Advisors is 45 Freemont Street, San Francisco, CA 94105. The principal business address of Barclays Global Investors, LTD is Murray House, 1 Royal Mint Court, London, England EC3N 4HH. The principal business address of Barclays Global Investors Japan Trust and Banking Company Limited is Ebisu Prime Square Tower, 8th Floor, 1-1-39 Hiroo Shibuya-Ku, Tokyo 150-0012 Japan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

      During 2005, both Messrs. Reeves and Mayell, either personally or through wholly-owned or affiliated corporations, participated as working interest owners in properties of the Company. Under the terms of the operating and other agreements relating to the Company's wells and prospects, the Company, as operator, incurs various expenses relating to the prospect or well that are then billed to the working interest owner. During 2005, each of Texas Oil Distribution and Development, Inc. ("TODD") and JAR Resources LLC ("JAR") (companies owned by Mr. Reeves) and Sydson Energy, Inc. ("Sydson") (a company owned by Mr. Mayell) were indebted to the Company for certain expenses paid by the Company in respect of their working interest in various prospects and wells in which the Company acted as operator.

      TODD, JAR and Sydson collectively invested approximately $9,997,000 for the year ended December 31, 2005, in oil and natural gas drilling activities for which the Company was the operator. Net amounts due to TODD, JAR and Mr. Reeves were approximately $2,308,000 as of December 31, 2005. Net amounts due to Sydson and Mr. Mayell were approximately $2,330,000.

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

OTHER

      Joe E. Kares, a member of the Board of Directors, is a partner in the public accounting firm of Kares & Cihlar, which provided the Company and its affiliates with accounting services for the years ended December 31, 2005, 2004 and 2003 and received fees of approximately $320,000, $255,000, and $210,000, respectively. These fees exceeded 5% of the gross revenues of Kares & Cihlar for 2005. The Company believes that these fees were equivalent to the fees that would have been paid to similar firms providing its services in arm's length transactions. Mr. Kares also participated in the Well Bonus Plans pursuant to which he was paid approximately $464,000 during 2005, $298,000 during 2004 and $61,000 during 2003.

      Mr. Gary A. Messersmith, a Director of Meridian, is currently a Member of the law firm of Looper, Reed and McGraw in Houston, Texas, which provided legal services for the Company for the years ended December 31, 2005, 2004 and 2003, and received fees of approximately $19,000, $12,000, and $49,000, respectively. Management believes that such fees were equivalent to fees that would have been paid to similar firms providing such services in arm's length transactions. In addition, the Company has Mr. Messersmith on a personal retainer of $8,333 per month relating to his services provided to the Company and a bonus in the form of personal property valued at $12,500 was awarded during 2002. Mr. Messersmith also participated in the Management Plan, pursuant to which he was paid approximately $702,000 during 2005, $688,000 during 2004, $360,000 during 2003, and $377,000 during 2002.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

      BDO Seidman, LLP served as the Company's principal independent registered public accounting firm for the fiscal year ended December 31, 2005. BDO Seidman, LLP's engagement to conduct the audit of the Company for the fiscal year ended December 31, 2006 was approved by the Audit Committee.

AUDIT FEES

      The following table presents fees for the audits of the Company's annual consolidated financial statements for 2005 and 2004 provided by BDO Seidman, LLP for the fiscal years ended December 31, 2005 and December 31, 2004.

                                                                             2005            2004
                                                                            -------       ----------
Audit Fees............................................................      628,629       $1,199,832

      Either the Audit Committee or the Chairman of the Audit Committee approved all engagements of the independent accountants in advance, except with respect to the appointment of the independent audit firm, which is made by the Audit Committee. In the event the Audit Committee Chairman approves any such engagement, he discusses such approval with the Audit Committee at its next meeting.

                                     PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)
1. and 2. No financial statements or schedules are filed with this report on Form 10-K/A.

3. Exhibits filed herewith.

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

32.2 Certification or President pursuant to Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.3 Certification Chief Accounting Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C.
Section 1350.

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

Date: April 28, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                    Name                                Title                      Date
--------------------------------------     -----------------------------       --------------
BY: /s/   JOSEPH A. REEVES, JR.               Chief Executive Officer          April 28, 2006
    ----------------------------------     (Principal Executive Officer)
          Joseph A. Reeves, Jr.

                                                Director and Chairman
                                                    of the Board

BY: /s/   MICHAEL J. MAYELL                   President and Director           April 28, 2006
    ----------------------------------
          Michael J. Mayell

BY: /s/    LLOYD V. DELANO                    Chief Accounting Officer         April 28, 2006
    ----------------------------------
           Lloyd V. DeLano

BY: /s/    E. L. HENRY                                Director                 April 28, 2006
    ----------------------------------
           E. L. Henry

BY: /s/    JOE E. KARES                               Director                 April 28, 2006
    ----------------------------------
           Joe E. Kares

BY: /s/    GARY A. MESSERSMITH                        Director                 April 28, 2006
    ----------------------------------
           Gary A. Messersmith

BY: /s/    DAVID W. TAUBER                            Director                 April 28, 2006
    ----------------------------------
           David W. Tauber

BY: /s/    JOHN B. SIMMONS                            Director                 April 28, 2006
    ----------------------------------
           John B. Simmons

BY: /s/    FENNER R. WELLER, JR.                      Director                 April 28, 2006
    ----------------------------------
           Fenner R. Weller, Jr.

                                INDEX TO EXHIBITS

EXHIBIT NUMBER      DESCRIPTION
31.1                Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or
                    Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2                Certification of President pursuant to Rule 13a-14(a) or Rule 15d- 14(a)
                    under the Securities Exchange Act of 1934, as amended.

31.3                Certification of Chief Accounting Officer pursuant to Rule 13a- 14(a) or
                    Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1                Certification of Chief Executive Officer pursuant to Rule 13a- 14(b) or
                    Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and
                    18 U.S.C. Section 1350.

32.2                Certification or President pursuant to Rule 13a-14(b) or Rule 15d- 14(b)
                    under the Securities Exchange Act of 1934, as amended, and 18 U.S.C.
                    Section 1350.

32.3                Certification Chief Accounting Officer pursuant to Rule 13a-14(b) or Rule
                    15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18
                    U.S.C. Section 1350.