Form 10-Q
period 2006-03-31
MERIDIAN RESOURCE CORP
filed 2006-05-10
CIK 869369

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended: March 31, 2006

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

Number of shares of common stock outstanding at May 3, 2006: 86,926,502

                        THE MERIDIAN RESOURCE CORPORATION
                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART I - FINANCIAL INFORMATION

   Item 1. Financial Statements

              Consolidated Statements of Operations (unaudited) for the
                 Three Months Ended March 31, 2006 and 2005                  3

              Consolidated Balance Sheets as of March 31, 2006
                 (unaudited) and December 31, 2005                           4

              Consolidated Statements of Cash Flows (unaudited) for the
                 Three Months Ended March 31, 2006 and 2005                  6

              Consolidated Statements of Stockholders' Equity
                 (unaudited) for the Three Months Ended March 31, 2006
                 and 2005                                                    7

              Consolidated Statements of Comprehensive Income (Loss)
                 (unaudited) for the Three Months Ended March 31, 2006
                 and 2005                                                    8

              Notes to Consolidated Financial Statements (unaudited)         9

   Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           16

   Item 3. Quantitative and Qualitative Disclosures about Market Risk       25

   Item 4. Controls and Procedures                                          26


PART II - OTHER INFORMATION

   Item 1. Legal Proceedings                                                27

   Item 6. Exhibits                                                         27

SIGNATURES                                                                  28

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (thousands of dollars, except per share information)
                                   (unaudited)

                                                 THREE MONTHS ENDED MARCH 31,
                                                 ----------------------------
                                                         2006      2005
                                                       -------   -------
REVENUES:
   Oil and natural gas                                 $57,827   $50,132
   Price risk management activities                       (640)     (292)
   Interest and other                                      319       204
                                                       -------   -------
                                                        57,506    50,044
                                                       -------   -------
OPERATING COSTS AND EXPENSES:
   Oil and natural gas operating                         4,553     4,683
   Severance and ad valorem taxes                        2,735     2,632
   Depletion and depreciation                           29,499    25,322
   General and administrative                            5,111     5,013
   Accretion expense                                       301       251
   Hurricane damage repairs                              1,999        --
                                                       -------   -------
                                                        44,198    37,901
                                                       -------   -------
EARNINGS BEFORE OTHER EXPENSES & INCOME TAXES           13,308    12,143
                                                       -------   -------
OTHER EXPENSE:
   Interest expense                                      1,378       985
                                                       -------   -------
EARNINGS BEFORE INCOME TAXES                            11,930    11,158
                                                       -------   -------
INCOME TAXES:
   Current                                                 171       590
   Deferred                                              4,428     3,710
                                                       -------   -------
                                                         4,599     4,300
                                                       -------   -------
NET EARNINGS                                             7,331     6,858
   Dividends on preferred stock                             --       731
                                                       -------   -------
NET EARNINGS APPLICABLE TO COMMON STOCKHOLDERS         $ 7,331   $ 6,127
                                                       =======   =======
NET EARNINGS PER SHARE:
   Basic                                               $  0.08   $  0.08
   Diluted                                             $  0.08   $  0.07

WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
   Basic                                                86,850    79,271
   Diluted                                              92,552    85,024

                 See notes to consolidated financial statements.

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (thousands of dollars)

                                                                  MARCH 31,    DECEMBER 31,
ASSETS                                                               2006          2005
------                                                           -----------   ------------
                                                                 (unaudited)
CURRENT ASSETS:
Cash and cash equivalents                                         $   35,853    $   23,265
Restricted cash                                                        1,243         1,234
Accounts receivable, less allowance for doubtful accounts of
   $242 [2006 and 2005]                                               34,326        41,188
Prepaid expenses and other                                               750         1,294
Assets from price risk management activities                           1,100           528
Deferred tax asset                                                       383         1,150
                                                                  ----------    ----------
   Total current assets                                               73,655        68,659
                                                                  ----------    ----------
PROPERTY AND EQUIPMENT:
Oil and natural gas properties, full cost method (including
   $36,096 [2006] and $26,623 [2005] not subject to depletion)     1,546,623     1,512,036
Land                                                                      48            48
Equipment                                                              6,563         6,540
                                                                  ----------    ----------
                                                                   1,553,234     1,518,624
Less accumulated depletion and depreciation                        1,062,090     1,032,595
                                                                  ----------    ----------
   Total property and equipment, net                                 491,144       486,029
                                                                  ----------    ----------
OTHER ASSETS:
Assets from price risk management activities                              45           235
Other                                                                    768           879
                                                                  ----------    ----------
   Total other assets                                                    813         1,114
                                                                  ----------    ----------
TOTAL ASSETS                                                      $  565,612    $  555,802
                                                                  ==========    ==========

                 See notes to consolidated financial statements.

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (continued)
                             (thousands of dollars)

                                                                 MARCH 31,    DECEMBER 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                                2006          2005
------------------------------------                            -----------   ------------
                                                                (unaudited)
CURRENT LIABILITIES:
Accounts payable                                                 $   6,818     $   7,595
Revenues and royalties payable                                       7,805         9,149
Due to affiliates                                                    3,535         4,638
Notes payable                                                          213         1,103
Accrued liabilities                                                 22,737        22,272
Liabilities from price risk management activities                    2,979         3,977
Asset retirement obligations                                         2,840         2,879
Current income taxes payable                                           146           108
                                                                 ---------     ---------
   Total current liabilities                                        47,073        51,721
                                                                 ---------     ---------
LONG-TERM DEBT                                                      75,000        75,000
                                                                 ---------     ---------
OTHER:
Deferred income taxes                                               46,485        41,967
Liabilities from price risk management activities                      279           464
Asset retirement obligations                                         9,412         9,085
                                                                 ---------     ---------
                                                                    56,176        51,516
                                                                 ---------     ---------
STOCKHOLDERS' EQUITY:
Common stock, $0.01 par value (200,000,000 shares authorized,
   86,902,640 [2006] and 86,817,658 [2005] issued)                     902           900
Additional paid-in capital                                         525,582       524,692
Accumulated deficit                                               (138,064)     (145,395)
Accumulated other comprehensive loss                                  (710)       (2,314)
Unamortized deferred compensation                                     (347)         (318)
                                                                 ---------     ---------
   Total stockholders' equity                                      387,363       377,565
                                                                 ---------     ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 565,612     $ 555,802
                                                                 =========     =========

                 See notes to consolidated financial statements.

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (thousands of dollars)
                                   (unaudited)

                                                                  THREE MONTHS ENDED
                                                                      MARCH 31,
                                                                 -------------------
                                                                   2006       2005
                                                                 --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                     $  7,331   $  6,858
Adjustments to reconcile net earnings to net cash
   provided by operating activities:
      Depletion and depreciation                                   29,499     25,322
      Amortization of other assets                                    111        107
      Non-cash compensation                                           510        427
      Non-cash price risk management activities                       640        292
      Accretion expense                                               301        251
      Deferred income taxes                                         4,428      3,710
Changes in assets and liabilities:
      Restricted cash                                                  (9)       460
      Accounts receivable                                           6,862      3,547
      Prepaid expenses and other                                      544        523
      Due to affiliates                                            (1,103)      (825)
      Accounts payable                                               (777)    (5,354)
      Revenues and royalties payable                               (1,344)    (1,256)
      Accrued liabilities and other                                 1,114     (3,928)
                                                                 --------   --------
Net cash provided by operating activities                          48,107     30,134
                                                                 --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Additions to property and equipment                         (34,629)   (34,763)
      Proceeds from (settlements on) sale of property                  --       (109)
                                                                 --------   --------
Net cash used in investing activities                             (34,629)   (34,872)
                                                                 --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Reductions - Notes payable                                     (890)      (736)
      Issuance of stock/exercise of stock options, net                 --        (83)
      Preferred dividends                                              --     (1,360)
      Additions to deferred loan costs                                 --        (13)
                                                                 --------   --------
Net cash used in financing activities                                (890)    (2,192)
                                                                 --------   --------
NET CHANGE IN CASH AND CASH EQUIVALENTS                            12,588     (6,930)
      Cash and cash equivalents at beginning of period             23,265     24,297
                                                                 --------   --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $ 35,853   $ 17,367
                                                                 ========   ========

INFORMATION
Non-cash financing activities:
      Conversion of preferred stock                              $     --   $   (702)
      Issuance of shares for settlement of accrued liabilities   $   (271)  $ (1,210)

                 See notes to consolidated financial statements.

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                 (in thousands)
                                   (unaudited)

                                            Common Stock                                Accumulated
                                           --------------   Additional                     Other        Unamortized
                                                     Par      Paid-In    Accumulated   Comprehensive     Deferred
                                           Shares   Value     Capital     (Deficit)         Loss       Compensation     Total
                                           ------   -----   ----------   -----------   -------------   ------------   --------
Balance, December 31, 2004                 79,215    $821    $490,351     $(173,244)      $(1,574)        $(313)     $316,041
   Issuance of rights to common stock          --       1         455            --            --          (456)           --
   Exercise of stock options                   20      --          67            --            --            --            67
   Compensation expense                        --      --          --            --            --           427           427
   Accum. other comprehensive income           --      --          --            --        (7,473)           --        (7,473)
   Issuance for conversion of pref stock      163       2         700            --            --            --           702
   Expenditures assoc. w/stock offering        --      --        (150)           --            --            --          (150)
   Issuance of shares as compensation         223       2       1,208            --            --            --         1,210
   Preferred dividends                         --      --          --          (731)           --            --          (731)
   Net earnings                                --      --          --         6,858            --            --         6,858
                                           ------    ----    --------     ---------       -------         -----      --------
Balance, March 31, 2005                    79,621    $826    $492,631     $(167,117)      $(9,047)        $(342)     $316,951
                                           ======    ====    ========     =========       =======         =====      ========

Balance, December 31, 2005                 86,818    $900    $524,692     $(145,395)      $(2,314)        $(318)     $377,565
   Issuance of rights to common stock          --       1         450            --            --          (451)           --
   Company's 401(k) plan contibutions          21      --          88            --            --            --            88
   Stock-based compensation                    --      --          82            --            --            --            82
   Compensation expense                        --      --          --            --            --           422           422
   Accum. other comprehensive income           --      --          --            --         1,604            --         1,604
   Issuance of shares as compensation          64       1         270            --            --            --           271
   Net earnings                                        --          --         7,331            --            --         7,331
                                           ------    ----    --------     ---------       -------         -----      --------
Balance, March 31, 2006                    86,903    $902    $525,582     $(138,064)      $  (710)        $(347)     $387,363
                                           ======    ====    ========     =========       =======         =====      ========

                 See notes to consolidated financial statements.

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                             (thousands of dollars)
                                   (unaudited)

                                                                   THREE MONTHS
                                                                  ENDED MARCH 31,
                                                                 ----------------
                                                                  2006      2005
                                                                 ------   -------
Net earnings applicable to common stockholders                   $7,331   $ 6,127
                                                                 ------   -------
Other comprehensive income (loss), net of tax, for
   unrealized losses from hedging activities:
   Unrealized holding gains (losses) arising during period (1)      845    (8,685)
   Reclassification adjustments on settlement of contracts (2)      759     1,212
                                                                 ------   -------
                                                                  1,604    (7,473)
                                                                 ------   -------
Total comprehensive income (loss)                                $8,935   $(1,346)
                                                                 ======   =======
(1) net of income tax (expense) benefit                          $ (455)  $ 4,676

(2) net of income tax expense                                    $ (409)  $  (652)

                 See notes to consolidated financial statements.

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.   BASIS OF PRESENTATION

The consolidated financial statements reflect the accounts of The Meridian Resource Corporation and its subsidiaries (the "Company") after elimination of all significant intercompany transactions and balances. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission.

The financial statements included herein as of March 31, 2006, and for the three month periods ended March 31, 2006 and 2005, are unaudited, and in the opinion of management, the information furnished reflects all material adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and of the results for the interim periods presented. Certain minor reclassifications of prior period statements have been made to conform to current reporting practices. The results of operations for interim periods are not necessarily indicative of results to be expected for a full year.

2.   ACCRUED LIABILITIES

Below is the detail of accrued liabilities on the Company's balance sheets as of March 31, 2006 and December 31, 2005 (thousands of dollars):

                           MARCH 31,   DECEMBER 31,
                              2006         2005
                           ---------   ------------
Capital Expenditures        $14,785       $12,853
Operating expenses/taxes      3,036         2,794
Hurricane damage repairs      1,438         2,717
Compensation                  1,831         1,949
Interest                        527           503
Other                         1,120         1,456
                            -------       -------
   TOTAL                    $22,737       $22,272
                            =======       =======

3.   DEBT

CREDIT FACILITY. On December 23, 2004, the Company amended its existing credit facility to provide for a four-year $200 million senior secured credit facility (the "Credit Facility") with Fortis Capital Corp., as administrative agent, sole lead arranger and bookrunner; Comerica Bank as syndication agent; and Union Bank of California as documentation agent. Bank of Nova Scotia, Allied Irish Banks P.L.C., RZB Finance LLC and Standard Bank PLC completed the syndication group. The initial borrowing base under the Credit Facility was $130 million and it has been reaffirmed by the syndication group effective April 30, 2006. As of March 31, 2006, outstanding borrowings under the Credit Facility totaled $75 million.

The Credit Facility is subject to semi-annual borrowing base redeterminations on April 30 and October 31 of each year. In addition to the scheduled semi-annual borrowing base redeterminations, the lenders or the Company have the right to redetermine the borrowing base at any time, provided that no party can request more than one such redetermination between the regularly scheduled borrowing base redeterminations. The determination of the borrowing base is subject to a number of factors, including quantities of proved oil and gas reserves, the bank's price assumptions and other various factors unique to each member bank. The

Company's lenders can redetermine the borrowing base to a lower level than the current borrowing base if they determine that the oil and natural gas reserves, at the time of redetermination, are inadequate to support the borrowing base then in effect.

Obligations under the Credit Facility are secured by pledges of outstanding capital stock of the Company's subsidiaries and by a first priority lien on not less than 75% (95% in the case of an event of default) of its present value of proved oil and gas properties. In addition, the Company is required to deliver to the lenders and maintain satisfactory title opinions covering not less than 70% of the present value of proved oil and natural gas properties. The Credit Facility also contains other restrictive covenants, including, among other items, maintenance of certain financial ratios, restrictions on cash dividends on common stock and under certain circumstances preferred stock, limitations on the redemption of preferred stock and an unqualified audit report on the Company's consolidated financial statements, all of which the Company is in compliance.

The Company recently notified the syndication group that a shortfall existed in the mortgage and the title opinion requirements with respect to the reserve information the Company was required to deliver to the syndication group on March 15, 2006. The primary reason for the shortfall was the inclusion of new properties drilled during 2005 included in the Company's reserve estimates, which were not previously encumbered by mortgages. Accordingly, the syndication group approved a 30-day waiver of the mortgage requirement and a 60-day waiver of the title opinion requirement. The Company is in full compliance with these requirements within the time periods allowed in the waiver.

Under the Credit Facility, the Company may secure either (i) (a) an alternative base rate loan that bears interest at a rate per annum equal to the greater of the administrative agent's prime rate; or (b) federal funds-based rate plus 1/2 of 1%, plus an additional 0.5% to 1.25% depending on the ratio of the aggregate outstanding loans and letters of credit to the borrowing base or; (ii) a Eurodollar base rate loan that bears interest, generally, at a rate per annum equal to the London interbank offered rate ("LIBOR") plus 1.5% to 2.25%, depending on the ratio of the aggregate outstanding loans and letters of credit to the borrowing base. At March 31, 2006, the three-month LIBOR interest rate was 5.0%. The Credit Facility also provides for commitment fees of 0.375% calculated on the difference between the borrowing base and the aggregate outstanding loans under the Credit Facility.

4.   8.5% REDEEMABLE CONVERTIBLE PREFERRED STOCK

In 2005, the Company completed the conversion of all of the remaining outstanding shares of preferred stock to common stock, with $31.6 million of stated value being converted into approximately 7.1 million shares of the Company's common stock.

5.   COMMITMENTS AND CONTINGENCIES

LITIGATION.

H. L. HAWKINS LITIGATION. In December 2004, the estate of H.L. Hawkins filed a claim against Meridian for damages "estimated to exceed several million dollars" for Meridian's alleged gross negligence and willful misconduct under certain agreements concerning certain wells and property in the S.W. Holmwood and E. Lake Charles Prospects in Calcasieu Parish in Louisiana, as a result of Meridian's satisfying a prior adverse judgment in favor of Amoco Production Company. Meridian has filed an answer denying Hawkins' claims and asserted a counterclaim for attorney's fees, court costs and other expenses, and for declaratory relief that Meridian is entitled to retain the amounts that it had been paid by Hawkins. The Company has not provided any amount for this matter in its financial statements at March 31, 2006.

TITLE/LEASE DISPUTES. Title and lease disputes arise due to various events that have occurred in the various states in which the Company operates. These disputes are usually small and could lead to the Company over- or under-stating reserves when a final resolution to the title dispute is made.

ENVIRONMENTAL LITIGATION. Various landowners have sued Meridian (along with numerous other oil companies) in various similar lawsuits concerning several fields in which the Company has had operations. The lawsuits seek injunctive relief and other relief, including unspecified amounts in both actual and punitive damages for alleged breaches of mineral leases and alleged failure to restore the plaintiffs' lands from alleged contamination and otherwise from the defendants' oil and gas operations. The Company, in certain instances, has indemnified third parties from the claims made in these lawsuits. The Company has not provided any amount for these matters in its financial statements at March 31, 2006.

LITIGATION INVOLVING INSURABLE ISSUES. There are no other material legal proceedings which exceed our insurance limits to which Meridian or any of its subsidiaries is a party or to which any of its property is subject, other than ordinary and routine litigation incidental to the business of producing and exploring for crude oil and natural gas.

6.   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net earnings per share (in thousands, except per share):

                                                       THREE MONTHS
                                                     ENDED MARCH 31,
                                                    -----------------
                                                      2006      2005
                                                    -------   -------
Numerator:
   Net earnings applicable to common stockholders   $ 7,331   $ 6,127

Denominator:
   Denominator for basic earnings per
      share - weighted-average shares outstanding    86,850    79,271
Effect of potentially dilutive common shares:
   Warrants                                           4,975     4,536
   Employee and director stock options                  727     1,217
                                                    -------   -------
   Denominator for diluted earnings per share -
      weighted-average shares outstanding
      and assumed conversions                        92,552    85,024
                                                    =======   =======
Basic earnings per share                            $  0.08   $  0.08
                                                    =======   =======
Diluted earnings per share                          $  0.08   $  0.07
                                                    =======   =======

7.   OIL AND NATURAL GAS HEDGING ACTIVITIES

The Company may address market risk by selecting instruments with value fluctuations that correlate strongly with the underlying commodity being hedged. From time to time, we may enter into derivative contracts to hedge the price risks associated with a portion of anticipated future oil and gas production. While the use of hedging arrangements limits the downside risk of adverse price movements, it may also limit future gains from favorable movements. Under these agreements, payments are received or made based on the differential between a fixed and a variable product price. These agreements are settled in cash at or prior to expiration or are exchanged for physical delivery contracts. The Company does not obtain collateral to support the agreements, but monitors the financial viability of counter-parties and believes its credit risk is minimal on these transactions. In the event of nonperformance, the Company would be exposed to price risk. The Company has some risk of accounting loss since the price received for the product at the actual physical delivery point may differ from the prevailing price at the delivery point required for settlement of the hedging transaction.

The Company's results of operations and operating cash flows are impacted by changes in market prices for oil and natural gas. To mitigate a portion of the exposure to adverse market changes, the Company has entered into various derivative contracts. These contracts allow the Company to predict with greater certainty the effective oil and natural gas prices to be received for hedged production. Although derivatives often fail to achieve 100% effectiveness for accounting purposes, these derivative instruments continue to be highly effective in achieving the risk management objectives for which they were intended. These contracts have been designated as cash flow hedges as provided by FAS 133 and any changes in fair value are recorded in other comprehensive income until earnings are affected by the variability in cash flows of the designated hedged item. Any changes in fair value resulting from the ineffectiveness of the hedge are reported in the consolidated statement of operations as a component of revenues. The Company recognized a loss related to hedge ineffectiveness of $0.6 million during the three months ended March 31, 2006, and $0.3 million during the three months ended March 31, 2005.

The estimated March 31, 2006 fair value of the Company's oil and natural gas derivatives was an unrealized loss of $1.1 million ($0.7 million net of tax) which is recorded in Accumulated Other Comprehensive Loss on the Company's consolidated balance sheet. Based upon March 31, 2006 oil and natural gas commodity prices, approximately $0.9 million of the loss deferred in other comprehensive income could potentially lower gross revenues over the next twelve months. As of March 31, 2006, the derivative contracts expire at various dates through July 31, 2007.

Net settlements under these contracts reduced oil and natural gas revenues by $1,168,000 and $1,864,000 for the three months ended March 31, 2006 and 2005, respectively, as a result of hedging transactions.

The Notional Amount is equal to the total net volumetric hedge position of the Company during the periods presented. As of March 31, 2006, the positions effectively hedge approximately 6% of the proved developed natural gas production and 18% of the proved developed oil production during the respective terms of the hedging agreements. The fair values of the hedges are based on the difference between the strike price and the New York Mercantile Exchange future prices for the applicable trading months.

The fair value of the Company's hedging agreements is recorded on the consolidated balance sheet as separately identified assets or liabilities. The estimated fair value of the hedging agreements as of March 31, 2006, is provided below:

                                                                                Fair Value
                                Notional    Floor Price      Ceiling Price     Mar 31, 2006
                       Type      Amount     ($ per unit)      ($ per unit)    (in thousands)
                      ------   ---------   ---------------   -------------    --------------
NATURAL GAS (MMBTU)
Apr 2006 - Oct 2006   Collar   1,130,000        $ 8.00           $14.50          $ 1,034

CRUDE OIL (BBLS)
Apr 2006 - Jul 2006   Collar      59,000        $37.50           $47.50           (2,042)
Apr 2006 - Jul 2006   Collar      17,000        $40.00           $50.00             (404)
Aug 2006 - Jul 2007   Collar     168,000        $50.00           $74.00             (702)
                                                                                 -------
   Total Crude Oil                                                                (3,148)
                                                                                 -------
                                                                                 $(2,114)
                                                                                 =======

See Note 10, Subsequent Events, for additional information.

8.   STOCK-BASED COMPENSATION

In December 2004, the FASB issued SFAS No. 123R which is a replacement statement to SFAS No. 123 entitled "Share-Based Payment." This statement also amends SFAS Statement 95. This statement addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for
(a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees," and generally requires instead that such transactions be accounted for using a fair-value-based method. The Company adopted the provisions of SFAS No. 123R on January 1, 2006, using the modified prospective method.

Compensation expense is recorded for stock option awards over the requisite vesting periods based upon the market value on the date of the grant. Stock-based compensation expense of approximately $82,000 was recorded in the three months ended March 31, 2006. No stock-based compensation expense was recorded in the three month period ended March 31, 2005.

The following is a pro-forma reconciliation of reported earnings and earnings per share as if the Company used the fair value method of accounting for stock-based compensation. Fair value is calculated using the Black-Scholes option-pricing model (in thousands except per share data).

                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                                    2005
                                                             ------------------
Net earnings applicable to common stockholders as reported         $6,127
Stock-based compensation expense determined under
   fair value method for all awards, net of tax                       (58)
                                                                   ------
Net earnings applicable to common stockholders pro forma           $6,069
                                                                   ======
Basic earnings per share:
   As reported                                                     $ 0.08
   Pro forma                                                       $ 0.08
Diluted earnings per share:
   As reported                                                     $ 0.07
   Pro forma                                                       $ 0.07

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

The following table describes the change in the Company's asset retirement obligations for the three months ended March 31, 2006, and for the year ended December 31, 2005 (thousands of dollars):

Asset retirement obligation at December 31, 2004       $ 9,624
Revisions to estimates and other changes during 2005       519
Additional retirement obligations recorded in 2005         883
Settlements during 2005                                   (182)
Accretion expense for 2005                               1,120
                                                       -------
Asset retirement obligation at December 31, 2005        11,964
Additional retirement obligations recorded in 2006          77
Revisions to estimates during 2006                         (90)
Accretion expense for 2006                                 301
                                                       -------
Asset retirement obligation at March 31, 2006          $12,252
                                                       =======

The Company's revisions to estimates represent changes to the expected amount and timing of payments to settle the asset retirement obligations. These changes primarily result from obtaining new information about the timing of our obligations to plug the natural gas and oil wells and costs to do so.

10.  SUBSEQUENT EVENTS

During April 2006, the Company entered into a series of hedging contracts to hedge a portion of its oil and natural gas production for 2006, 2007 and 2008. The hedge contracts were completed in the form of costless collars. The costless collars provide the Company with a lower floor price and an upper limit ceiling price on the hedged volumes. The floor price represents the lowest price the Company will receive for the hedged volumes, while the ceiling price represents the highest price the Company will receive for the hedged volumes. The costless collars will be settled monthly based on the daily settlement price of the NYMEX futures contract of oil and natural gas during each respective month. The Notional Amount is equal to the total net volumetric hedge position of the Company during the periods presented. These hedge contracts, combined with those discussed in note 7, effectively hedge approximately 30% of the proved developed natural gas production, and 23% of the proved developed oil production during the respective terms of the hedging agreements. The following table summarizes the contracted volumes and prices for the costless collars.

                            Notional     Floor Price    Ceiling Price
                             Amount     ($ per unit)    ($ per unit)
                           ----------   ------------   --------------
NATURAL GAS (MMBTU)
June 2006 - May 2007        4,800,000      $ 8.00          $10.60

CRUDE OIL (BBLS)
August 2007 - April 2008       54,000      $60.00          $82.00
May 2008 - July 2008           15,000      $60.00          $82.00

In April 2006, the Company completed negotiations for an amendment to the current office building lease agreement that extends the current office lease until September 30, 2011. The base rental payments will be $1.7 million in 2007 and 2008, $1.8 million in 2009, $2.0 million in 2010 and $1.6 million in 2011.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL.

The Company's business plan has been reformatted to extend and expand its exploration portfolio beyond its conventional assets in the Louisiana and Texas Gulf Coast regions to include the establishment of large acreage positions in known unconventional and resource plays located within producing regions of the lower continental United States containing longer-lived reserves. In recognition of the maturity of the Company's traditional producing region and the paradigm of pricing, management reformatted its business strategy retaining its position in the Gulf Coast of south Louisiana and Texas leveraging off the higher cash flows generated from these properties to acquire exploration opportunities with large acreage positions, multiple repeatable wells and longer-lived reserves. The first venture beyond its traditional boundaries began with its East Texas Woodbine/Austin Chalk play located primarily in Polk and Tyler Counties, Texas.

OPERATIONS OVERVIEW.

EAST TEXAS PLAY Drilling activities were initiated during January 2006 with the drilling of four successive wells beginning with the BSM number 3 well which was drilled to a depth of approximately 14,600 feet to test multiple sand objectives including the Austin Chalk, Upper and Middle Woodbine sand intervals. Analysis of electric logs and cores indicated that the well contained potential pay in the Austin Chalk section of the wellbore similar to offset wells that had been drilled in the area. Because procedures for successful completions in the area indicate the necessity that laterals be drilled and the wells produced immediately upon completion, land and unit requirements forced the Company to release the rig and the well was temporarily abandoned pending unit approval, construction of pipeline facilities and the return of a rig to drill the laterals. The second well, or the Katherine Leary number 1 well was likewise drilled to approximately 14,350 feet to test the Middle Woodbine, logged and cored with indicated pay in the Austin Chalk section of the well. The well is awaiting completion in the Austin Chalk upon the return of the rig as with the BSM number 3 well.

The third well, the BSM number 2 well, was drilled to approximately 14,600 feet to test the Middle Woodbine section and, based on electric log analysis and cores, encountered potential pay in the Upper Woodbine sand section. The well was completed and perforated in the Upper Woodbine sand section without prior stimulation or fracturing of the tight sand formation and tested at rates up to
1.7 Mmcf per day of natural gas and 232 barrels of water, the latter declining during the course of the 12 hours of testing. The well was shut-in pending construction and tie-in to the pipeline. It is anticipated that the well will be placed on production without stimulation and observed for production with plans to frac the well as others in the AA Wells field are typically treated to enhance rate and recoveries. In addition to the Upper Woodbine pay, electric logs and cores indicated the presence of pay in the Austin Chalk similar to that in the offsetting wells in the nearby area.

The fourth well or the BSM number 1 well was drilled to approximately 14,500 feet to test the Upper Woodbine sand section, logged and cored and had indicated pay in the Austin Chalk similar to that in the offset wells described above and in the nearby wells currently producing from the Austin Chalk section. This well is currently being prepared to be completed in the Austin Chalk by the drilling of two laterals which are expected to take a total of approximately 65-70 days. In the meantime, pipeline rights of way have been submitted for approval and construction is being scheduled so that the well can be flow tested upon completion operations.

BILOXI MARSHLAND Seabiscuit Prospect (SL 18373 well) - The well was originally tested and put on line on March 31, 2006 at 4.5 Mmcf/d and is currently producing at a rate of 3.9 Mmcf/d (2.6 net). Meridian owns a 92% WI and is the operator of the well.

Gato Del Sol (SL 18307 well) - The well was originally tested in December, 2005 at 7 Mmcf/d and was put on line in February. The well is currently producing at a rate of 4 Mmcf/d (2.8 net). Meridian owns a 92% WI and is the operator of the well.

Hornets 6 (SL 18073 well) - The well was drilled to test the Big Hum sand interval at approximately 12,500 feet measured depth ("MD"). The electric log indicated that the target sand did not contain sufficient hydrocarbons to justify a completion and the well was plugged and abandoned. Meridian owned a 92% WI and was the operator of the well.

West Cyclops (SL 18330 well) - The well was drilled to 8,650 feet MD targeting the Deltaic sand interval, logged pay in the objective sand section insufficient to justify a completion. The well was plugged and abandoned. Meridian owned a 92% WI and was the operator of the well.

WEEKS ISLAND FIELD In the Weeks Island area, the Company recently reached total depth on its Goodrich-Cocke #4 well on the Son of Pink Floyd prospect. The well encountered sloughing shale conditions during the first drilling phase which resulted in the sidetracking of the well to move further from the salt mineralized section. The well was drilled to test the Miocene "BF4 Sand" objective, and recently logged 91 feet net apparent pay in the objective sand section. The offset and down-dip wells produced approximately 1.6 million barrels to date, and this well is approximately 65 feet high to the next highest well in the block. The casing was set on bottom as of this date and is being prepared to be completed within the next week, and put on-line shortly afterwards. The Coastal rig utilized to drill this well will be moved within Iberia Parish to drill the J.A. Smith #1 well on the "Y" Not prospect to test a sand in the Lower Miocene formation at a depth of approximately 16,000 feet MD.

OTHER OUTSIDE OPERATED ACTIVITY

RICEVILLE AREA Henry Heirs #2 well - This well was proposed by Cimarex as an offset to the Cimarex Henry Heirs #1 well. Meridian elected not to participate as a working interest partner in the well, and retained a carried interest. The well was drilled to a total depth of 12,900 feet and failed to identify commercial hydrocarbons and is currently being plugged and abandoned.

DEEP LAKE AREA The SL 18172 #1 well on the South Deep Lake Prospect was drilled to its target depth of 18,800 feet to test the MA-14 sands. The Company was carried for a 6.6% WI in the entire well which was plugged and abandoned as a dry hole, all at no cost to Meridian. PetroQuest was the operator.

GIBSON-HUMPHREYS FIELD The Gumbo prospect well, the Westervelt #2 well was drilled to a target depth of 19,400 feet and encountered pay in the Rob L sand interval. Meridian owns a 2.7% ORRI in the well by virtue of land positions and is awaiting the well being placed on production. Denbury is the operator of the well.

THORNWELL FIELD The Lacassane #33-4 well was drilled by Denbury, operator of the field, and was drilled to test the Bol Perc sands. The well logged apparent pay and was put on production in December, 2005 at approximately 7.8 Mmcf/d and 230 BCPD. The well has produced approximately 0.9 Bcf and 23,000 barrels of condensate to date and is currently producing at approximately 5 Mmcf/d natural gas and 100 BCPD. The Company owns a 12.3% WI.

The Abshire #33-1 well was drilled by Denbury to a total depth of 11,350 feet and logged apparent pay in the Bol Perc sands. The operator is preparing to run casing in the well. Meridian owns a 12.3% WI and is a non-operator.

GULF OF MEXICO, SHELF The Company recently participated in the MMS Central Gulf of Mexico OCS Lease Sale held on March 15, 2006. It bid on two tracts and was the apparent winner of one tract upon which it expects to cause a well to be drilled during late 2006, depending on the availability of rig equipment. The lease is expected to be awarded to Meridian by the MMS in the near term.

UNCONVENTIONAL/RESOURCE PLAYS

The Company has diversified its exploration effort by combining the high cash flows of its Gulf Coast region properties with the drilling and development of multiple unconventional and resource gas plays. Since December 2005, Meridian has acquired strategic positions in three separate basins with working interests ranging between 40% and 92%. Negotiations for additional positions are underway and ongoing as an adjunct to the continued expansion and development of the Gulf Coast asset base. Meridian currently has two barge rigs under contract for the conventional exploration and development activities and one rig for the completion of its current well in the East Texas Woodbine/Austin Chalk program (BSM #1). It is anticipated that the Company will have two additional land rigs available during the third and fourth quarters of 2006 with which it expects to continue its operations in its East Texas field and to initiate pilot programs on its recently acquired resource properties. The Company has initiated discussions with rig contractors for additional rig equipment and crews including the purchase of at least two rigs during 2006. Depending on the success of the Woodbine/Austin Chalk play in East Texas, the Company has sufficient acreage in that play to drill approximately 7-9 additional wells which will keep one rig busy full time over the next two years. Additional acreage is expected to be purchased to expand the play concept.

Since December 2005, the Company has added significant acreage positions in three unconventional/resource plays in the Illinois Basin, the Delaware Basin and the Palo Duro Basin. To date, the company has net acreage positions in these basins of approximately 15,000, 22,000 and 18,000, respectively and, the Company is working to add to those positions. Initial development of these areas is expected to begin either late in the third quarter or early in the fourth quarter of this year.

INDUSTRY CONDITIONS. Revenues, profitability and future growth rates of Meridian are substantially dependent upon prevailing prices for oil and natural gas. Oil and natural gas prices have been extremely volatile in recent years and are affected by many factors outside of our control. Our average oil price (after adjustments for hedging activities) for the three months ended March 31, 2006, was $49.23 per barrel compared to $33.99 per barrel for the three months ended March 31, 2005, and $50.14 per barrel for the three months ended December 31, 2005. Our average natural gas price (after adjustments for hedging activities) for the three months ended March 31, 2006, was $9.20 per Mcf compared to $6.66 per Mcf for the three months ended March 31, 2005, and $11.15 per Mcf for the three months ended December 31, 2005. Fluctuations in prevailing prices for oil and natural gas have several important consequences to us, including affecting the level of cash flow received from our producing properties, the timing of exploration of certain prospects and our access to capital markets, which could impact our revenues, profitability and ability to maintain or increase our exploration and development program.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES. The Company's discussion and analysis of its financial condition and results of operation are based upon consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted and adopted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. See the Company's Annual Report on Form 10-K for the year ended December 31, 2005, for further discussion.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THREE MONTHS ENDED MARCH 31, 2005

OPERATING REVENUES. First quarter 2006 oil and natural gas revenues, which include oil and natural gas hedging activities (see Note 7 of Notes to Consolidated Financial Statements), increased $7.7 million (15%) as compared to first quarter 2005 revenues due to a 39% increase in average commodity prices on a natural gas equivalent basis, partially offset by a 17% decrease in production volumes. Oil and natural gas production volume totaled 6,432 Mmcfe for the first quarter of 2006 compared to 7,765 Mmcfe for the comparable period of 2005. Our average daily production decreased from 86 Mmcfe during the first quarter of 2005 to 71 Mmcfe for the first quarter of 2006. The variance in average daily production volumes between the two periods is due in part to mechanical issues caused by the 2005 hurricanes on the BML 1-2 well and the BML 28-1 well. Production from these wells has been deferred until the mechanical issues can be resolved. Additional variance differences can be attributed to new discoveries brought on between the comparable periods, offset by natural production declines.

The following table summarizes the Company's operating revenues, production volumes and average sales prices for the three months ended March 31, 2006 and 2005:

                                 THREE MONTHS
                               ENDED MARCH 31,
                              -----------------    INCREASE
                                2006      2005    (DECREASE)
                              -------   -------   ----------
Production Volumes:
   Oil (Mbbl)                     224       260     (14%)
   Natural gas (MMcf)           5,087     6,203     (18%)
   Mmcfe                        6,432     7,765     (17%)
Average Sales Prices:
   Oil (per Bbl)              $ 49.23   $ 33.99      45%
   Natural gas (per Mcf)      $  9.20   $  6.66      38%
   Mmcfe                      $  8.99   $  6.46      39%
Operating Revenues (000's):
   Oil                        $11,034   $ 8,846      25%
   Natural gas                $46,793   $41,286      13%
                              -------   -------
   Total Operating Revenues   $57,827   $50,132      15%
                              =======   =======

OPERATING EXPENSES. Oil and natural gas operating expenses on an aggregate basis decreased $0.1 million (3%) to $4.6 million during the first quarter of 2006, compared to $4.7 million in 2005. On a unit basis, lease operating expenses increased $0.11 per Mcfe to $0.71 per Mcfe for the first quarter of 2006 from $0.60 per Mcfe for the first quarter of 2005. Oil and natural gas operating expenses decreased primarily due to lower maintenance-related activities. The increase in the per Mcfe rate was primarily attributable to the lower production between the two corresponding periods.

SEVERANCE AND AD VALOREM TAXES. Severance and ad valorem taxes increased $0.1 million (4%) to $2.7 million for the first quarter of 2006, compared to $2.6 million during the same period in 2005 primarily because of an increase in oil prices and a higher natural gas tax rate, partially offset by a decrease in natural gas production. Meridian's oil and natural gas production is primarily from Louisiana, and is therefore subject to Louisiana severance tax. The severance tax rates for Louisiana are 12.5% of gross oil revenues and $0.252 per Mcf for natural gas, an increase from $0.208 per Mcf for the first half of 2005. On an equivalent unit of production basis, severance and ad valorem taxes increased to $0.43 per Mcfe from $0.34 per Mcfe for the comparable three-month period.

DEPLETION AND DEPRECIATION. Depletion and depreciation expense increased $4.2 million (16%) during the first quarter of 2006 to $29.5 million, from $25.3 million for the same period of 2005. This was primarily the result of an increase in the depletion rate as compared to the 2005 period, partially offset by the decrease in oil and natural gas production. On a unit basis, depletion and depreciation expense increased by $1.33 per Mcfe, to $4.59 per Mcfe for the three months ended March 31, 2006, compared to $3.26 per Mcfe for the same period in 2005, primarily due to the impact of negative reserve revisions during 2005 and the rising costs in the industry for current and projected capital expenditures.

GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense increased $0.1 million (2%) to $5.1 million compared to $5.0 million for 2005. On an equivalent unit of production basis, general and administrative expenses increased $0.14 per Mcfe to $0.79 per Mcfe for the first quarter of 2006 compared to $0.65 per Mcfe for the comparable 2005 period primarily due to lower production rates between the periods. Stock-based compensation expense of approximately $82,000 was recorded in the three months ended March 31, 2006. No stock-based compensation expense was recorded in the three month period ended March 31, 2005.

HURRICANE DAMAGE REPAIRS. This expense of $2.0 million is related to damages incurred from hurricanes Katrina and Rita, primarily related to the Company's costs in excess of insured values.

INTEREST EXPENSE. Interest expense increased $0.4 million (40%), to $1.4 million for the first quarter of 2006 in comparison to the first quarter of 2005. The increase is primarily a result of increased interest rates.

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL. During the first quarter of 2006, Meridian's capital expenditures were internally financed with cash from operations. As of March 31, 2006, the Company had a cash balance of $35.9 million and working capital of $26.6 million.

CASH FLOWS. Net cash provided by operating activities was $48.1 million for the three months ended March 31, 2006, as compared to $30.1 million for the same period in 2005. The increase of $18.0 million was primarily due to higher crude oil and natural gas commodity prices, partially offset by lower production volumes.

Net cash used in investing activities was $34.6 million during the three months ended March 31, 2006, versus $34.9 million in the first three months of 2005.

Cash flows used in financing activities during the first three months of 2006 were $0.9 million, compared to cash used in financing activities of $2.2 million during the first three months of 2005. This reduction in cash used in financing activities was primarily due to reduced preferred stock dividends.

CREDIT FACILITY. On December 23, 2004, the Company amended its existing credit facility to provide for a four-year $200 million senior secured credit facility (the "Credit Facility") with Fortis Capital Corp., as administrative agent, sole lead arranger and bookrunner; Comerica Bank as syndication agent; and Union Bank of California as documentation agent. Bank of Nova Scotia, Allied Irish Banks P.L.C., RZB Finance LLC and Standard Bankc PLC completed the syndication group. The initial borrowing base under the Credit Facility was $130 million and it has been reaffirmed by the syndication group effective April 30, 2006. As of March 31, 2006, outstanding borrowings under the Credit Facility totaled $75 million.

The Credit Facility is subject to semi-annual borrowing base redeterminations on April 30 and October 31 of each year. In addition to the scheduled semi-annual borrowing base redeterminations, the lenders or the Company, have the right to redetermine the borrowing base at any time, provided that no party can request more than one such redetermination between the regularly scheduled borrowing base redeterminations. The determination of our borrowing base is subject to a number of factors, including quantities of proved oil and gas reserves, the bank's price assumptions and other various factors unique to each member bank. Our lenders can redetermine the borrowing base to a lower level than the current borrowing base if they determine that our oil and gas reserves, at the time of redetermination, are inadequate to support the borrowing base then in effect.

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

The Company recently notified the syndication group that a shortfall existed in the mortgage and the title opinion requirements with respect to the reserve information the Company was required to deliver to the syndication group on March 15, 2006. The primary reason for the shortfall was the inclusion of new properties drilled during 2005 included in the Company's reserve estimates, which were not previously encumbered by mortgages. Accordingly, the syndication group approved a 30-day waiver of the mortgage requirement and a 60-day waiver of the title opinion requirement. The Company is in full compliance with these requirements within the time periods allowed in the waiver.

Under the Credit Facility, the Company may secure either (i) (a) an alternative base rate loan that bears interest at a rate per annum equal to the greater of the administrative agent's prime rate; or (b) federal funds-based rate plus 1/2 of 1%, plus an additional 0.5% to 1.25% depending on the ratio of the aggregate outstanding loans and letters of credit to the borrowing base or; (ii) a Eurodollar base rate loan that bears interest, generally, at a rate per annum equal to the London interbank offered rate ("LIBOR") plus 1.5% to 2.25%, depending on the ratio of the aggregate outstanding loans and letters of credit to the borrowing base. At March 31, 2006, the three-month LIBOR interest rate was 5.0%. The Credit Facility also provides for commitment fees of 0.375% calculated on the difference between the borrowing base and the aggregate outstanding loans under the Credit Facility.

8.5% REDEEMABLE CONVERTIBLE PREFERRED STOCK. In 2005, the Company completed the conversion of all of the remaining outstanding shares of preferred stock to common stock, with $31.6 million of stated value being converted into approximately 7.1 million shares of the Company's common stock.

OIL AND NATURAL GAS HEDGING ACTIVITIES. The Company may address market risk by selecting instruments with fluctuating values that correlate strongly with the underlying commodity being hedged. From time to time we may enter into derivative contracts to hedge the price risks associated with a portion of anticipated future oil and gas production. These contracts allow the Company to predict with greater certainty the effective oil and natural gas prices to be received for our hedged production. While the use of hedging arrangements limits the downside risk of adverse price movements, it may also limit future gains from favorable movements. Under these agreements, payments are received or made based on the differential between a fixed and a variable product price. These agreements are settled in cash at or prior to expiration or exchanged for physical delivery contracts. The Company does not obtain collateral to support the agreements, but monitors the financial viability of counter-parties and believes its credit risk is minimal on these transactions. In the event of nonperformance, the Company would be exposed to price risk. The Company has some risk of accounting loss since the price received for the product at the actual physical delivery point may differ from the prevailing price at the delivery point required for settlement of the hedging transaction.

These hedging contracts have been designated as cash flow hedges as provided by SFAS No. 133 and any changes in fair value of the cash flow hedge resulting from ineffectiveness of the hedge is reported in the consolidated statement of operations as revenues.

CAPITAL EXPENDITURES. Total capital expenditures for this period approximated $34.6 million. Our strategy is to blend exploration drilling activities with high-confidence workover and development projects in order to capitalize on periods of high commodity prices. Capital expenditures were for acreage acquisitions, exploratory drilling, geological and geophysical, workovers, and related capitalized general and administrative expenses. During 2006, the Company has completed drilling operations on thirteen wells of which one well was placed on production with six wells having logged apparent pay and six unproductive wells.

The 2006 capital expenditures plan is currently forecast at approximately $132 million. The actual expenditures will be determined based on a variety of factors, including prevailing prices for oil and natural gas, our expectations as to future pricing and the level of cash flow from operations. We currently anticipate funding the 2006 plan utilizing cash flow from operations. When appropriate, excess cash flow from operations beyond that needed for the 2006 capital expenditures plan will be used to de-lever the Company by development of exploration discoveries or direct payment of debt.

DIVIDENDS. It is our policy to retain existing cash for reinvestment in our business, and therefore, we do not anticipate that dividends will be paid with respect to the Common Stock in the foreseeable future. During May 2002, the Company completed the private placement of $67 million of 8.5% Redeemable Convertible Preferred Stock and dividends were payable semi-annually. A semi-annual cash dividend of $1.3 million was paid in January 2005.

In 2005, the Company completed the conversion of all of the remaining outstanding shares of the 8.5% Redeemable Convertible preferred stock to common stock, with $31.6 million of stated value being converted into approximately 7.1 million shares of the Company's common stock.

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

Due to the imprecision in estimating oil and natural gas revenues as well as the potential volatility in oil and natural gas prices and their effect on the carrying value of our proved oil and natural gas reserves, there can be no assurance that write-downs in the future will not be required as a result of factors that may negatively affect the present value of proved oil and natural gas reserves and the carrying value of oil and natural gas properties, including volatile oil and natural gas prices, downward revisions in estimated proved oil and natural gas reserve quantities and unsuccessful drilling activities. At March 31, 2006, we had a cushion (i.e. the excess of the ceiling over our capitalized costs) of $50.9 million (before tax).

BORROWING BASE FOR THE CREDIT FACILITY. The Credit Agreement with Fortis Capital Corp. as administrative agent, is presently scheduled for borrowing base redetermination dates on a semi-annual basis with the next such redetermination scheduled for October 31, 2006. The borrowing base is redetermined on numerous factors including current reserve estimates, reserves that have recently been added, current commodity prices, current production rates and estimated future net cash flows. These factors have associated risks with each of them. Significant reductions or increases in the borrowing base will be determined by these factors, which, to a significant extent, are not under the Company's control.

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

The Company has entered into certain derivative contracts as summarized in the table below. The Notional Amount is equal to the total net volumetric hedge position of the Company during the periods presented. As of March 31, 2006, the positions effectively hedge approximately 6% of the proved developed natural gas production and 18% of the proved developed oil production during the respective terms of the contracts. The fair values of the hedges are based on the difference between the strike price and the New York Mercantile Exchange future prices for the applicable trading months.

                                                             Ceiling       Fair Value
                                Notional    Floor Price       Price       Mar 31, 2006
                       Type      Amount    ($ per unit)   ($ per unit)   (in thousands)
                      ------   ---------   ------------   ------------   --------------
NATURAL GAS (MMBTU)
Apr 2006 - Oct 2006   Collar   1,130,000      $ 8.00         $14.50          $ 1,034

CRUDE OIL (BBLS)
Apr 2006 - Jul 2006   Collar      59,000      $37.50         $47.50           (2,042)
Apr 2006 - Jul 2006   Collar      17,000      $40.00         $50.00             (404)
Aug 2006 - Jul 2007   Collar     168,000      $50.00         $74.00             (702)
                                                                             -------
Total Crude Oil                                                               (3,148)
                                                                             -------
                                                                             $(2,114)
                                                                             =======

The above excludes hedges entered into after March 31, 2006; see Note 10, Subsequent Events, for additional information.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We conducted an evaluation under the supervision and with the participation of Meridian's management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the first quarter of 2006. Based upon that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that the design and operation of our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors during the first quarter of 2006 that could significantly affect these controls.

CHANGES IN INTERNAL CONTROLS

During the three month period ended March 31, 2006, there were no changes in the Company's internal control over financial reporting that have materially affected or are reasonably likely to materially affect such internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

H. L. HAWKINS LITIGATION. In December 2004, the estate of H.L. Hawkins filed a claim against Meridian for damages "estimated to exceed several million dollars" for Meridian's alleged gross negligence and willful misconduct under certain agreements concerning certain wells and property in the S.W. Holmwood and E. Lake Charles Prospects in Calcasieu Parish in Louisiana, as a result of Meridian's satisfying a prior adverse judgment in favor of Amoco Production Company. Meridian has filed an answer denying Hawkins' claims and asserted a counterclaim for attorney's fees, court costs and other expenses, and for declaratory relief that Meridian is entitled to retain the amounts that it had been paid by Hawkins. The Company has not provided any amount for this matter in its financial statements at March 31, 2006.

TITLE/LEASE DISPUTES. Title and lease disputes may arise due to various events that have occurred in the various states in which the Company operates. These disputes are usually small and could lead to the Company over- or under-stating our reserves when a final resolution to the title dispute is made.

ENVIRONMENTAL LITIGATION. Various landowners have sued Meridian (along with numerous other oil companies) in various similar lawsuits concerning several fields in which the Company has had operations. The lawsuits seek injunctive relief and other relief, including unspecified amounts in both actual and punitive damages for alleged breaches of mineral leases and alleged failure to restore the plaintiffs' lands from alleged contamination and otherwise from the defendants' oil and gas operations. The Company, in certain instances, has indemnified third parties from the claims made in these lawsuits. The Company has not provided any amount for these matters in its financial statements at March 31, 2006.

LITIGATION INVOLVING INSURABLE ISSUES. There are no other material legal proceedings which exceed our insurance limits to which Meridian or any of its subsidiaries is a party or to which any of its property is subject, other than ordinary and routine litigation incidental to the business of producing and exploring for crude oil and natural gas.

ITEM 1A. RISK FACTORS.

For a discussion of the Company's risk factors, see Item 1A, "Risk Factors", in the Company's Form 10-K for the year ended December 31, 2005.

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

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                                  (Registrant)


Date: May 10, 2006                      By: /s/ LLOYD V. DELANO
                                            ------------------------------------
                                            Lloyd V. DeLano
                                            Senior Vice President
                                            Chief Accounting Officer

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