Form 10-Q
period 2006-06-30
MERIDIAN RESOURCE CORP
filed 2006-08-09
CIK 869369

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: June 30, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

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

Number of shares of common stock outstanding at August 3, 2006: 87,037,049

                        THE MERIDIAN RESOURCE CORPORATION
                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART I - FINANCIAL INFORMATION
   Item 1. Financial Statements
      Consolidated Statements of Operations (unaudited) for the
         Three Months and Six Months Ended June 30, 2006 and 2005             3
      Consolidated Balance Sheets as of June 30, 2006 (unaudited)
         and December 31, 2005                                                4
      Consolidated Statements of Cash Flows (unaudited) for the
         Six Months Ended June 30, 2006 and 2005                              6
      Consolidated Statements of Stockholders' Equity (unaudited) for
         the Six Months Ended June 30, 2006 and 2005                          7
      Consolidated Statements of Comprehensive Income (Loss)
        (unaudited) for the Three Months and Six Months Ended June 30,
        2006 and 2005                                                         8
      Notes to Consolidated Financial Statements (unaudited)                  9
   Item 2. Management's Discussion and Analysis of Financial
      Condition and Results of Operations                                    17
   Item 3. Quantitative and Qualitative Disclosures about Market Risk        27
   Item 4. Controls and Procedures                                           29
PART II - OTHER INFORMATION
   Item 1. Legal Proceedings                                                 30
   Item 1a. Risk Factors                                                     30
   Item 4. Submission of Matters to a Vote to Security Holders               30
   Item 6. Exhibits                                                          31
SIGNATURES                                                                   32

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (thousands of dollars, except per share information)
                                   (unaudited)

                                            THREE MONTHS ENDED    SIX MONTHS ENDED
                                                 JUNE 30,             JUNE 30,
                                            ------------------   ------------------
                                              2006      2005       2006       2005
                                            -------   --------   --------   -------
REVENUES:
   Oil and natural gas                      $45,101    $44,086   $102,928   $94,218
   Price risk management activities           1,003       (168)       363      (460)
   Interest and other                           436        185        755       389
                                            -------    -------   --------   -------
                                             46,540     44,103    104,046    94,147
                                            -------    -------   --------   -------
OPERATING COSTS AND EXPENSES:
   Oil and natural gas operating              5,011      4,109      9,564     8,792
   Severance and ad valorem taxes             2,610      1,866      5,345     4,498
   Depletion and depreciation                27,671     25,405     57,170    50,727
   General and administrative                 4,405      4,371      9,516     9,384
   Accretion expense                            319        275        620       526
   Hurricane damage repairs                     404         --      2,403        --
                                            -------    -------   --------   -------
                                             40,420     36,026     84,618    73,927
                                            -------    -------   --------   -------
EARNINGS BEFORE INTEREST AND INCOME TAXES     6,120      8,077     19,428    20,220
                                            -------    -------   --------   -------
OTHER EXPENSES:
   Interest expense                           1,489      1,097      2,867     2,082
                                            -------    -------   --------   -------
EARNINGS BEFORE INCOME TAXES                  4,631      6,980     16,561    18,138
                                            -------    -------   --------   -------
INCOME TAXES:
   Current                                      197       (333)       368       257
   Deferred                                   1,591      3,016      6,019     6,726
                                            -------    -------   --------   -------
                                              1,788      2,683      6,387     6,983
                                            -------    -------   --------   -------
NET EARNINGS:                                 2,843      4,297     10,174    11,155
   Dividends on preferred stock                  --        171         --       902
                                            -------    -------   --------   -------
NET EARNINGS APPLICABLE
   TO COMMON STOCKHOLDERS                   $ 2,843    $ 4,126   $ 10,174   $10,253
                                            =======    =======   ========   =======
NET EARNINGS PER SHARE:
   Basic                                    $  0.03    $  0.05   $   0.12   $  0.12
   Diluted                                  $  0.03    $  0.05   $   0.11   $  0.12
WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
   Basic                                     86,950     85,277     86,900    82,291
   Diluted                                   92,140     90,770     92,346    87,914

                 See notes to consolidated financial statements.

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (thousands of dollars)

                                                                   JUNE 30,    DECEMBER 31,
                                                                     2006          2005
                                                                 -----------   ------------
                                                                 (unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                         $   39,334    $   23,265
Restricted cash                                                        1,253         1,234
Accounts receivable, less allowance for doubtful accounts of
   $232 [2006] and $242 [2005]                                        26,927        41,188
Prepaid expenses and other                                             7,205         1,294
Assets from price risk management activities                           6,592           528
Deferred tax asset                                                        --         1,150
                                                                  ----------    ----------
   Total current assets                                               81,311        68,659
                                                                  ----------    ----------

PROPERTY AND EQUIPMENT:
Oil and natural gas properties, full cost method (including
   $42,243 [2006] and $26,623 [2005] not subject to depletion)     1,566,322     1,512,036
Land                                                                      48            48
Equipment                                                              6,784         6,540
                                                                  ----------    ----------
                                                                   1,573,154     1,518,624
Less accumulated depletion and depreciation                        1,089,761     1,032,595
                                                                  ----------    ----------
      Total property and equipment, net                              483,393       486,029
                                                                  ----------    ----------

OTHER ASSETS:
Assets from price risk management activities                             167           235
Deferred tax asset                                                       109            --
Other                                                                    658           879
                                                                  ----------    ----------
      Total other assets                                                 934         1,114
                                                                  ----------    ----------

TOTAL ASSETS                                                      $  565,638    $  555,802
                                                                  ==========    ==========

                 See notes to consolidated financial statements.

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (continued)
                             (thousands of dollars)

                                                                   JUNE 30,    DECEMBER 31,
                                                                     2006          2005
                                                                 -----------   ------------
                                                                 (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                  $   5,786     $   7,595
Revenues and royalties payable                                        7,350         9,149
Due to affiliates                                                     2,813         4,638
Notes payable                                                         5,957         1,103
Accrued liabilities                                                  19,136        22,272
Liabilities from price risk management activities                     4,700         3,977
Asset retirement obligations                                          2,808         2,879
Deferred income taxes                                                   668            --
Current income taxes payable                                             --           108
                                                                  ---------     ---------
   Total current liabilities                                         49,218        51,721
                                                                  ---------     ---------
LONG-TERM DEBT                                                       65,000        75,000
                                                                  ---------     ---------

OTHER:
Deferred income taxes                                                48,076        41,967
Liabilities from price risk management activities                       480           464
Asset retirement obligations                                          9,989         9,085
                                                                  ---------     ---------
                                                                     58,545        51,516
                                                                  ---------     ---------

COMMITMENTS AND CONTINGENCIES (NOTE 5)

STOCKHOLDERS' EQUITY:
Common stock, $0.01 par value (200,000,000 shares authorized,
      87,024,547 [2006] and 86,817,658 [2005] issued)                   905           900
Additional paid-in capital                                          526,528       524,692
Accumulated deficit                                                (135,221)     (145,395)
Accumulated other comprehensive income (loss)                         1,037        (2,314)
Unamortized deferred compensation                                      (374)         (318)
                                                                  ---------     ---------
   Total stockholders' equity                                       392,875       377,565
                                                                  ---------     ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 565,638     $ 555,802
                                                                  =========     =========

                 See notes to consolidated financial statements.

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (thousands of dollars)
                                   (unaudited)

                                                              SIX MONTHS ENDED JUNE 30,
                                                              -------------------------
                                                                   2006       2005
                                                                 --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                     $ 10,174   $ 11,155
Adjustments to reconcile net earnings to net cash
   provided by operating activities:
   Depletion and depreciation                                      57,170     50,727
   Amortization of other assets                                       221        216
   Non-cash compensation                                            1,197        939
   Non-cash price risk management activities                         (363)       460
   Accretion expense                                                  620        526
   Deferred income taxes                                            6,019      6,726
Changes in assets and liabilities:
   Restricted cash                                                    (19)    (2,002)
   Accounts receivable                                             14,261      6,517
   Prepaid expenses and other                                      (5,911)    (1,601)
   Due to affiliates                                               (1,825)      (403)
   Accounts payable                                                (1,809)      (222)
   Revenues and royalties payable                                  (1,799)    (1,302)
   Accrued liabilities and other                                   (2,400)    (4,973)
                                                                 --------   --------
Net cash provided by operating activities                          75,536     66,763
                                                                 --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment                            (65,062)   (76,259)
   Proceeds from (settlements on) sale of property                 10,741        (55)
                                                                 --------   --------
Net cash used in investing activities                             (54,321)   (76,314)
                                                                 --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Reductions in long-term debt                                   (10,000)        --
   Reductions in notes payable                                     (3,065)    (1,305)
   Proceeds from notes payable                                      7,919      2,443
   Issuance of stock/exercise of stock options, net                    --         13
   Preferred dividends                                                 --     (2,166)
   Additions to deferred loan costs                                    --        (93)
                                                                 --------   --------
Net cash used in financing activities                              (5,146)    (1,108)
                                                                 --------   --------
NET CHANGE IN CASH AND CASH EQUIVALENTS                            16,069    (10,659)
   Cash and cash equivalents at beginning of period                23,265     24,297
                                                                 --------   --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $ 39,334   $ 13,638
                                                                 ========   ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
Non-cash financing activities:
   Conversion of preferred stock                                 $     --   $(30,625)
   Issuance of shares for settlement of accrued liabilities      $   (588)  $ (1,484)

                 See notes to consolidated financial statements.

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                 (in thousands)
                                   (unaudited)

                                                                                            Accumulated
                                              Common Stock      Additional                     Other        Unamortized
                                           ------------------     Paid-In    Accumulated   Comprehensive     Deferred
                                           Shares   Par Value     Capital     (Deficit)     Income(Loss)   Compensation     Total
                                           ------   ---------   ----------   -----------   -------------   ------------   --------
Balance, December 31, 2004                 79,215      $821      $490,351     $(173,244)      $(1,574)        $(313)      $316,041
   Issuance of rights to common stock          --         2           910            --            --          (912)            --
   Company's 401(k) plan contribution          16        --            85            --            --            --             85
   Exercise of stock options                   49        --           163            --            --            --            163
   Compensation expense                        --        --            --            --            --           854            854
   Accum. other comprehensive loss             --        --            --            --        (1,970)           --         (1,970)
   Issuance for conversion of pref stock    7,099        71        30,554            --            --            --         30,625
   Issuance of shares - 2004 stock offer       --        --          (150)           --            --            --           (150)
   Issuance of shares as compensation         283         3         1,481            --            --            --          1,484
   Preferred dividends                         --        --            --          (902)           --            --           (902)
   Net earnings                                --        --            --        11,155            --            --         11,155
                                           ------      ----      --------     ---------       -------         -----       --------
Balance, June 30, 2005                     86,662      $897      $523,394     $(162,991)      $(3,544)        $(371)      $357,385
                                           ======      ====      ========     =========       =======         =====       ========
Balance, December 31, 2005                 86,818      $900      $524,692     $(145,395)      $(2,314)        $(318)      $377,565
   Issuance of rights to common stock          --         2           899            --            --          (901)            --
   Company's 401(k) plan contribution          45         1           184            --            --            --            185
   Stock-based compensation-FAS123R            --        --           167            --            --            --            167
   Compensation expense                        --        --            --            --            --           845            845
   Accuml other comprehensive income           --        --            --            --         3,351            --          3,351
   Issuance of shares as compensation         162         2           586            --            --            --            588
   Net earnings                                --        --            --        10,174            --            --         10,174
                                           ------      ----      --------     ---------       -------         -----       --------
Balance, June 30, 2006                     87,025      $905      $526,528     $(135,221)      $ 1,037         $(374)      $392,875
                                           ======      ====      ========     =========       =======         =====       ========

                 See notes to consolidated financial statements.

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                             (thousands of dollars)
                                   (unaudited)

                                                                              Three Months      Six Months Ended
                                                                             Ended June 30,         June 30,
                                                                            ----------------   -----------------
                                                                             2006      2005      2006      2005
                                                                            ------   -------   -------   -------
Net earnings applicable to common stockholders                              $2,843   $ 4,126   $10,174   $10,253
Other comprehensive income (loss), net of tax, for unrealized losses from hedging activities:
      Unrealized holding gains (losses) arising during period (1)            1,761     2,280     2,605    (6,405)
      Reclassification adjustments on settlement of contracts (2)              (14)    3,223       746     4,435
                                                                            ------   -------   -------   -------
                                                                             1,747   $ 5,503     3,351    (1,970)
                                                                            ------   -------   -------   -------
Total comprehensive income                                                  $4,590   $ 9,629   $13,525   $ 8,283
                                                                            ======   =======   =======   =======
(1) net of income tax (expense) benefit                                     $ (948)  $(1,227)  $(1,403)  $ 3,449
(2) net of income tax (expense) benefit                                     $    7   $(1,736)  $  (401)  $(2,388)

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

The financial statements included herein as of June 30, 2006, and for the three and six month periods ended June 30, 2006 and 2005, are unaudited, and in the opinion of management, the information furnished reflects all material adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and of the results for the interim periods presented. Certain minor reclassifications of prior period statements have been made to conform to current reporting practices. The results of operations for interim periods are not necessarily indicative of results to be expected for a full year.

2.   ACCRUED LIABILITIES

Below is the detail of accrued liabilities on the Company's balance sheets as of June 30, 2006 and December 31, 2005 (thousands of dollars):

                           JUNE 30,   DECEMBER 31,
                             2006         2005
                           --------   ------------
Capital expenditures        $12,334      $12,853
Operating expenses/taxes      3,235        2,794
Hurricane damage repairs        365        2,717
Compensation                  1,550        1,949
Interest                        499          503
Other                         1,153        1,456
                            -------      -------
   TOTAL                    $19,136      $22,272
                            =======      =======

3.   DEBT

CREDIT FACILITY. On December 23, 2004, the Company amended its credit facility to provide for a four-year $200 million senior secured credit facility (the "Credit Facility") with Fortis Capital Corp., as administrative agent, sole lead arranger and bookrunner; Comerica Bank as syndication agent; and Union Bank of California as documentation agent. Bank of Nova Scotia, Allied Irish Banks P.L.C., RZB Finance LLC and Standard Bank PLC completed the syndication group. The initial borrowing base under the Credit Facility was $130 million and was reaffirmed by the syndication group effective April 30, 2006. Repayments of $10 million were made during the second quarter of 2006 resulting in an outstanding balance of $65 million on June 30, 2006.

The Credit Facility is subject to semi-annual borrowing base redeterminations on April 30 and October 31 of each year. In addition to the scheduled semi-annual borrowing base redeterminations, the lenders or the Company have the right to redetermine the borrowing base at any time, provided that no party can request more than one such redetermination between the regularly scheduled borrowing base redeterminations. The determination of the borrowing base is subject to a number of factors, including quantities of proved oil and gas reserves, the bank's commodity price assumptions and other various factors unique to each member bank. The Company's lenders can redetermine the borrowing base to a lower level than the current borrowing base if they determine that the oil and natural gas reserves, at the time of redetermination, are inadequate to support the borrowing base then in effect.

Obligations under the Credit Facility are secured by pledges of outstanding capital stock of the Company's subsidiaries and by a first priority lien on not less than 75% (95% in the case of an event of default) of its present value of proved oil and natural gas properties. In addition, the Company is required to deliver to the lenders and maintain satisfactory title opinions covering not less than 70% of the present value of proved oil and natural gas properties. The Credit Facility also contains other restrictive covenants, including, among other items, maintenance of certain financial ratios, restrictions on cash dividends on common stock and under certain circumstances preferred stock, limitations on the redemption of preferred stock and an unqualified audit report on the Company's annual consolidated financial statements. As of June 30, 2006, management believes that the Company is in compliance with all of the covenants of the Credit Facility.

Under the Credit Facility, the Company may secure either (i) (a) an alternative base rate loan that bears interest at a rate per annum equal to the greater of the administrative agent's prime rate; or (b) federal funds-based rate plus 1/2 of 1%, plus an additional 0.5% to 1.25% depending on the ratio of the aggregate outstanding loans and letters of credit to the borrowing base or; (ii) a Eurodollar base rate loan that bears interest, generally, at a rate per annum equal to the London interbank offered rate ("LIBOR") plus 1.5% to 2.25%, depending on the ratio of the aggregate outstanding loans and letters of credit to the borrowing base. At June 30, 2006, the three-month LIBOR interest rate was 5.48%. The Credit Facility also provides for commitment fees of 0.375% calculated on the difference between the borrowing base and the aggregate outstanding loans under the Credit Facility.

4.   8.5% REDEEMABLE CONVERTIBLE PREFERRED STOCK

In 2005, the Company completed the conversion of all of the remaining outstanding shares of preferred stock to common stock, with $31.6 million of stated value being converted into approximately 7.1 million shares of the Company's common stock.

5.   COMMITMENTS AND CONTINGENCIES

LITIGATION.

H. L. HAWKINS LITIGATION. In December 2004, the estate of H.L. Hawkins filed a claim against Meridian for damages "estimated to exceed several million dollars" for Meridian's alleged gross negligence and willful misconduct under certain agreements concerning certain wells and property in the S.W. Holmwood and E. Lake Charles Prospects in Calcasieu Parish in Louisiana, as a result of Meridian's satisfying a prior adverse judgment in favor of Amoco Production Company. Meridian has filed an answer denying Hawkins' claims and asserted a counterclaim for attorney's fees, court costs and other expenses, and for declaratory relief that Meridian is entitled to retain the amounts that it had been paid by Hawkins. The Company has not provided any amount for this matter in its financial statements at June 30, 2006.

TITLE/LEASE DISPUTES. Title and lease disputes arise due to various events that have occurred in the various states in which the Company operates. These disputes are usually small and could lead to the Company over- or under-stating reserves when a final resolution to the title dispute is made.

ENVIRONMENTAL LITIGATION. Various landowners have sued Meridian (along with numerous other oil companies) in various similar lawsuits concerning several fields in which the Company has had operations. The lawsuits seek injunctive relief and other relief, including unspecified amounts in both actual and punitive damages for alleged breaches of mineral leases and alleged failure to restore the plaintiffs' lands from alleged contamination and otherwise from the defendants' oil and gas operations. The Company, in certain instances, has indemnified third parties from the claims made in these lawsuits. The Company has not provided any amount for these matters in its financial statements at June 30, 2006.

LITIGATION INVOLVING INSURABLE ISSUES. There are no other material legal proceedings which exceed our insurance limits to which Meridian or any of its subsidiaries is a party or to which any of its property is subject, other than ordinary and routine litigation incidental to the business of producing and exploring for crude oil and natural gas.

INSURANCE.

HURRICANE INSURANCE. Preliminary discussions with the Company's insurance provider indicate that there is uncertainty regarding full reimbursement of $1.5 million of hurricane debris removal costs. This $1.5 million is on the Company's balance sheet in accounts receivable. The Company believes that the full $1.5 million expended for debris removal should be reimbursed and continues to pursue that result.

6.   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net earnings per share (in thousands, except per share):

                                                       THREE MONTHS
                                                      ENDED JUNE 30,
                                                    -----------------
                                                      2006      2005
                                                    -------   -------
Numerator:
   Net earnings applicable to common stockholders   $ 2,843   $ 4,126
Denominator:
   Denominator for basic earnings per
      share - weighted-average shares outstanding    86,950    85,277
Effect of potentially dilutive common shares:
   Warrants                                           5,079     4,746
   Employee and director stock options                  111       747
                                                    -------   -------
   Denominator for diluted earnings per share -
      weighted-average shares outstanding
      and assumed conversions                        92,140    90,770
                                                    =======   =======
Basic earnings per share                            $  0.03   $  0.05
                                                    =======   =======
Diluted earnings per share                          $  0.03   $  0.05
                                                    =======   =======

                                                        SIX MONTHS
                                                      ENDED JUNE 30,
                                                    -----------------
                                                      2006      2005
                                                    -------   -------
Numerator:
   Net earnings applicable to common stockholders   $10,174   $10,253
Denominator:
   Denominator for basic earnings per
      share - weighted-average shares outstanding    86,900    82,291
Effect of potentially dilutive common shares:
   Warrants                                           5,027     4,641
   Employee and director stock options                  419       982
                                                    -------   -------
   Denominator for diluted earnings per
      share - weighted-average shares outstanding
      and assumed conversions                        92,346    87,914
                                                    =======   =======
Basic earnings per share                            $  0.12   $  0.12
                                                    =======   =======
Diluted earnings per share                          $  0.11   $  0.12
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

The Company's results of operations and operating cash flows are impacted by changes in market prices for oil and natural gas. To mitigate a portion of the exposure to adverse market changes, the Company has entered into various derivative contracts. These contracts allow the Company to predict with greater certainty the oil and natural gas prices to be received for hedged production. Although derivatives often fail to achieve 100% effectiveness for accounting purposes, these derivative instruments continue to be highly effective in achieving the risk management objectives for which they were intended. These contracts have been designated as cash flow hedges as provided by Statement of Financial Accounting Standards ("SFAS") No. 133 and after-tax changes in fair value, excluding changes due to ineffectiveness, are recorded in other comprehensive income until earnings are affected by the variability in cash flows of the designated hedged item. Changes in fair value resulting from hedge ineffectiveness are reported in the consolidated statement of operations as a component of revenues. The Company recognized gains (losses) related to hedge ineffectiveness of $1.0 million and ($0.2) million during the three months ended June 30, 2006, and June 30, 2005, respectively, and $0.4 million and ($0.5) million during the six months ended June 30, 2006, and June 30, 2005, respectively.

At June 30, 2006, the Company's oil and natural gas derivatives had an unrealized gain of $1.6 million ($1.0 million net of tax) which is recorded in Accumulated Other Comprehensive Income (Loss) on the Company's consolidated balance sheet. Based upon June 30, 2006 oil and natural gas commodity prices, approximately $1.9 million of the gain deferred in other comprehensive income could potentially increase gross revenues over the next twelve months. As of June 30, 2006, the derivative contracts expire at various dates through July 31, 2008.

Net settlements under these contracts (reduced) increased oil and natural gas revenues by $21,000 and ($4,959,000) for the three months ended June 30, 2006 and 2005, respectively, and by ($1,147,000) and ($6,823,000) for the six months ended June 30, 2006 and 2005, respectively, as a result of hedging transactions.

The Notional Amount is equal to the total net volumetric hedge position of the Company during the periods presented. As of June 30, 2006, the positions hedged approximately 34% of the estimated proved developed natural gas production and 19% of the estimated proved developed oil production during the respective terms of the hedging agreements. The fair values of the hedges are based on the difference between the strike price and the New York Mercantile Exchange future prices for the applicable trading months.

The fair value of the Company's hedging agreements is recorded on the consolidated balance sheet as separately identified assets or liabilities. The estimated fair value of the hedging agreements as of June 30, 2006, is provided below:

                                                                               Estimated
                                                                               Fair Value
                                                                           Asset (Liability)
                                 Notional    Floor Price   Ceiling Price     June 30, 2006
                        Type      Amount    ($ per unit)    ($ per unit)     (in thousands)
                       ------   ---------   ------------   -------------   -----------------
NATURAL GAS (MMBTU)
July 2006 - Oct 2006   Collar     600,000      $ 8.00          $14.50           $ 1,141
July 2006 - May 2007   Collar   4,400,000      $ 8.00          $10.60             2,220
                                                                                -------
   Total Natural Gas                                                              3,361
                                                                                -------
CRUDE OIL (BBLS)
July 2006              Collar      14,000      $37.50          $47.50              (373)
July 2006              Collar       4,000      $40.00          $50.00               (96)
Aug 2006 - Jul 2007    Collar     168,000      $50.00          $74.00            (1,096)
Aug 2007 - Apr 2008    Collar      54,000      $60.00          $82.00              (177)
May 2008 - Jul 2008    Collar      15,000      $60.00          $82.00               (40)
                                                                                -------
   Total Crude Oil                                                               (1,782)
                                                                                -------
                                                                                $ 1,579
                                                                                =======

The above excludes hedges entered into after June 30, 2006; see Note 12, Subsequent Event, for additional information.

8.   STOCK-BASED COMPENSATION

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R which is a replacement statement to SFAS No. 123 entitled "Share-Based Payment." This statement also amends SFAS No. 95. This statement addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or
(b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and generally requires instead that such transactions be accounted for using a fair-value-based method. The Company adopted the provisions of SFAS No. 123R on January 1, 2006, using the modified prospective method.

Compensation expense is recorded for stock option awards over the requisite vesting periods based upon the market value on the date of the grant. Stock-based compensation expense related to SFAS No. 123R of approximately $85,000 and $167,000 was recorded in the three months and six months ended June 30, 2006, respectively. No stock-based compensation expense related to SFAS No. 123R was recorded in the three or six month periods ended June 30, 2005.

The following is a pro-forma reconciliation of reported earnings and earnings per share as if the Company used the fair value method of accounting for stock-based compensation. Fair value is calculated using the Black-Scholes option-pricing model (in thousands except per share data).

                                          Three Months      Six Months
                                         Ended June 30,   Ended June 30,
                                              2005             2005
                                         --------------   --------------
Net earnings applicable to common
   stockholders as reported                  $4,126          $10,253
Stock-based compensation (expense)
   benefit determined under fair value
   method for all awards, net of tax            (40)             (98)
                                             ------          -------
Net earnings applicable to common
   stockholders pro forma                    $4,086          $10,155
                                             ======          =======
Basic earnings per share:
   As reported                               $ 0.05          $  0.12
   Pro forma                                 $ 0.05          $  0.12
Diluted earnings per share:
   As reported                               $ 0.05          $  0.12
   Pro forma                                 $ 0.05          $  0.12

9.   ASSET RETIREMENT OBLIGATIONS

On January 1, 2003, the Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement requires entities to record the fair value of a liability for legal obligations associated with the retirement obligations of tangible long-lived assets in the period in which it is incurred. The fair value of asset retirement obligation liabilities has been calculated using an expected present value technique. Fair value, to the extent possible, should include a market risk premium for unforeseeable circumstances. No market risk premium was included in the Company's asset retirement obligations fair value estimate since a reasonable estimate could not be made. When the liability is initially recorded, the entity increases the carrying amount of the related long-lived asset. Over time, accretion of the liability is recognized each period, and the capitalized cost is amortized over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. This standard requires the Company to record a liability for the fair value of our dismantlement and abandonment costs of our oil and natural gas properties, excluding salvage values.

The following table describes the change in the Company's asset retirement obligations for the six months ended June 30, 2006, and for the year ended December 31, 2005 (thousands of dollars):

Asset retirement obligation at December 31, 2004     $ 9,624
Additional retirement obligations recorded in 2005       883
Settlements during 2005                                 (182)
Revisions to estimates during 2005                       519
Accretion expense for 2005                             1,120
                                                     -------
Asset retirement obligation at December 31, 2005      11,964
Additional retirement obligations recorded in 2006       109
Revisions to estimates during 2006                       104
Accretion expense for 2006                               620
                                                     -------
Asset retirement obligation at June 30, 2006         $12,797
                                                     =======

The Company's revisions to estimates represent changes to the expected amount and timing of payments to settle the asset retirement obligations. These changes primarily result from obtaining new information about the timing of our obligations to plug the natural gas and oil wells and costs to do so.

10.  LEASE OBLIGATIONS

In April 2006, the Company completed negotiations for an amendment to the current office building lease agreement that extends the current office lease until September 30, 2011. The base rental payments will be $1.7 million in 2007 and 2008, $1.8 million in 2009, $2.0 million in 2010 and $1.6 million in 2011.

11.  NEW ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes - and interpretation of SFAS No. 109." FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Implementation of FIN 48 is not expected to have a material financial statement impact on the Company.

12.  SUBSEQUENT EVENT

During July and August 2006, the Company entered into hedging contracts to hedge a portion of its oil production for 2006 - 2008. The hedge contracts were completed in the form of costless collars. The costless collars provide the Company with a lower floor price and an upper limit ceiling price on the hedged volumes. The floor price represents the lowest price the Company will receive for the hedged volumes, while the ceiling price represents the highest price the Company will receive for the hedged volumes. The costless collars will be settled monthly based on the daily settlement price of the NYMEX futures contract of oil during each respective month. The Notional Amount is equal to the total net volumetric hedge position of the Company during the periods presented. These hedge contracts, combined with those discussed in Note 7, hedge approximately 29% of the estimated proved developed oil production during the respective terms of the hedging agreements. The following table summarizes the contracted volumes and prices for the costless collars.

                        Notional   Floor Price    Ceiling Price
                         Amount    ($ per unit)    ($ per unit)
                        --------   ------------   -------------
CRUDE OIL (BBLS)
Sept 2006 - July 2007    44,000       $60.00          $96.10
Aug 2007 - July 2008     52,000       $65.00          $93.15
Aug 2007 - July 2008     40,000       $70.00          $87.40

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL.

Tremendous strides toward growth have been made during the course of the last twelve months. Management has recently moved on a series of transactions that we believe sets the stage for the return of the Company to near- and long-term incremental growth. We first expanded our vision beyond the conventional Gulf Coast region, and established significant acreage positions in seven distinct regions which we believe will provide the Company with a diversity of lower-risk exploration, exploitation and development project inventory--an inventory that will generate multiple wells, repeatable drilling locations well beyond 2006, adding longer-lived, longer-styled reserves as a complement to our traditional higher cash-flow properties located in the Gulf Coast region.

Each of the newly-acquired positions and joint venture associations was selected for specific reasons after a very measured approach and performing thorough technical studies. The terms, conditions and lease positions we likewise examined in light of the Company's capital position relative to its ability to acquire the necessary equipment to drill and hold the acreage positions without risking the loss of leases or incurring additional costs unrelated to the development of reserves, cash flows, or expected returns on our respective investments.

Following is a brief description and discussion of each of the areas we have selected and successfully secured initial positions within - areas where we anticipate the Company's return to growth will begin.

During the first six months of 2006, the Company continued to reposition and expand its asset base through a combination of newly formed joint ventures and acquisitions in six specific regions of the domestic United States. Below is a recapitulation of the joint ventures and acquisitions that have been concluded or are nearly complete.

JOINT VENTURES AND ACQUISITIONS GROWTH STEPS

EAST TEXAS AUSTIN CHALK/WOODBINE PLAY. A Joint Venture and Exploration Agreement was initially entered into during 2005 that originally comprised approximately 7,000 gross acres on which four wells were drilled during 2006. Currently, negotiations are under way to expand the Company's acreage position within this area to over 30,000 acres. Much of the acreage is offset to the Double A Wells Woodbine field and more recent wells that have been reported as testing the Austin Chalk section at rates as much as 18 million cubic feet ("Mmcf") of natural gas per day and as much as 2,000 barrels of condensate per day. Currently, the Company has one rig under contract that is drilling horizontal laterals on the first of three Austin Chalk wells. Meridian is currently working to secure a second rig before the end of the year to drill the horizontal Austin Chalk laterals needed for the completion of two previously drilled vertical wells. The fourth well, a Woodbine test, was recently brought online and is scheduled for fracture stimulation in September. Additionally, the Company is in negotiations for the possible construction and purchase of two rigs for its own account to accelerate the development of the Company's new acreage positions and other plays. Meridian owns working interest positions ranging between 25% and 100% and is the operator for the wells.

NORTH TEXAS, PALO DURO BASIN PLAY. A Joint Venture and Exploration Agreement and acquisition was closed during the first quarter 2006 giving the Company between 50% and 75% working interest positions in approximately 35,000 gross acres in Floyd and Motley Counties, Texas. The primary target formation is the Pennsylvanian Shale between 8,000 and 10,000 feet with average shale thickness approximating 1,000 feet. Several operators in the basin are in various stages of drilling and testing optimal completion techniques for wells in the area. The Company is currently developing its operational plan for the basin based on the results of offset operations and other intelligence gathered over time. Meridian is the operator.

NEW ALBANY, ILLINOIS BASIN PLAY. A Joint Venture and Exploration Agreement was entered into during March 2006 whereby the Company acquired approximately 16,000 gross acres. Since that time, the Company has been in the field acquiring leases and currently has agreements for an additional 9,000 acres for a total of approximately 25,000 acres. Depending on the level of success in the initial stages of drilling and testing in the area, the Company has plans to continue leasing activities to expand its position in this region to over 140,000 acres. Targeted formations are the New Albany Shale at depths generally between 2,000 feet and 5,000 feet with an average thickness of 300 feet. Plans are to initiate drilling activities during 2006 depending on rig availability. Working interest is anticipated to be between 75% and 100% with Meridian as operator.

FAR WEST TEXAS, DELAWARE BASIN. A Joint Venture and Exploration Agreement was entered into during April 2006, with the acquisition of a 50% working interest in approximately 75,000 gross acres in Culbertson and Hudspeth Counties, Texas. Targeted formations are the Barnett and Woodford Shale sections which range between 5,500 and 8,500 feet. Current plans are to acquire several 2-D seismic lines over portions of the acreage and to initiate drilling operations during late 2006 or early 2007. Meridian's joint venture partner will operate the project.

NORTH CENTRAL OKLAHOMA, SOONER TREND, HUNTON/WOODFORD PLAY. Exploration/ exploitation acreage was recently purchased in the producing trend of the Hunton/Woodford formations play. Depths in this play range between 7,000 and 8,000 feet. The Company owns approximately 10,000 acres with plans to expand its position. The Company currently owns a 100% working interest and will operate the field. It is anticipated that the initial drilling operations will begin prior to year-end.

GULF COAST REGIONS OF TEXAS AND SOUTH LOUISIANA. Acquisition and purchase agreements in principal are in final and other closing stages to expand the Company's acreage holdings and joint venture participation positions in numerous plays and prospects in the Company's core exploration and producing regions. Four wells are being readied for drilling in the regions during the last half of 2006. Subject to rig availability, additional prospects could also be drilled before the end of the year.

UPDATE ON CURRENT OPERATIONS

WEEKS ISLAND FIELD. The Company recently brought online production from the previously announced Goodrich-Cocke No. 4 development well located in Iberia Parish, Louisiana. The well was drilled to a measured depth of approximately 8,100 feet and logged approximately 91 feet of gross gas pay in the Miocene "BF4" sand section. The well was tested through a total of 24 feet of perforations in three separate intervals. The well is currently producing at a gross rate of 5.3 Mmcfe/d (2.7 net).

The Company is currently drilling the J.A. Smith well on the Y-Not prospect located in the Weeks Island field in Iberia Parish, Louisiana. The well is being drilled to a total depth of approximately 16,000 feet to reach the targeted sand which is the Lower Miocene Planulina Sand (also known as the "Y" sand). The well, which had to be sidetracked, is currently at a measured depth of approximately 14,000 feet.

RAMOS COMPLEX AREA. The Company recently re-completed the CL&F E-1 well on its Turtle Shell prospect in the Cib Op 3 sand interval. The 10 feet of perforations were made between 14,020 and 14,030 feet in the sand. Flowing tubing pressure was measured at 4,200 pounds per square inch ("psi") through a 13/64ths-inch choke. The well is currently producing at a rate of 5.4 Mmcfe/d (3.2 net).

BILOXI MARSHLAND. The Biloxi Marshland ("BML") 28-1 well was brought back online after repairs were completed to the well head damaged by Hurricane Katrina. Repairs were delayed due to potential well control issues and procurement of proper equipment to handle such issues. The well is currently producing at a rate of 1.4 Mmcfe/d (0.9 net).

The Apache La. Minerals No. 1 well on its Bayou Gentilly prospect located on the southern edge of the Biloxi Marshland area was completed in August of last year. The well was tested from the Cris "I" sand interval at a gross daily flow rate as high as 5.9 Mmcf/d and 654 barrels of condensate (6.4 Mmcfe/d net). A new line and production facilities have recently been completed. The Company is currently waiting for the pipeline operator to conduct a hot tap, shortly after which the well will be flowing into sales. The Company expects this to take place in the third quarter. The Company owns a 92% working interest in this well.

OTHER OUTSIDE-OPERATED ACTIVITY

GIBSON-HUMPHREYS FIELD. As previously announced, the Westervelt No. 2 well on the Gumbo prospect was drilled to a target depth of 19,400 feet and encountered pay in the Rob L sand interval. Meridian owns a 2.7% overriding royalty interest in the well by virtue of land positions. Denbury Resources is the operator of the well and is now in the process of completing the well.

THORNWELL FIELD. The previously announced Abshire No. 33-1 well was drilled by Denbury Resources to a total depth of 11,350 feet and logged pay in the Bol Perc sands. The operator has completed the well and is currently producing at a gross rate of 5.1 Mmcfe/d. Meridian owns a 12.3% non-operated working interest in the well (7.9% net).

PRODUCTION

Production for the first half of 2006 was in line with expectations, albeit slightly lower in the second quarter when compared to the first quarter. The primary focus during the period was in the Company's East Texas Austin Chalk/Woodbine play where we drilled four wells utilizing rigs with short-term "windows." Four of the four wells indicated positive log results in the Austin Chalk section, similar in character to nearby offset wells that have tested at rates of 3 Mmcfd to 18 Mmcfd. Unfortunately, due to the short-term nature of the rig contracts, we were only able to drill the laterals required to complete the Austin Chalk formation on one well, the BSM #1. This well's first lateral has been drilled, and the second, or northerly, lateral is currently under way. The Company is awaiting the return of rig equipment, currently scheduled to occur late in the third or early in the fourth quarter, to complete lateral drilling on two other wells in this play.

The Company has entered into an agreement, in principal, to purchase two rigs that will be under the sole control of Meridian. Delays in securing drilling equipment has resulted in delays with respect to our expected reserves and production, both of which drive our cash flow, earnings, and finding and development costs. Production rates are anticipated to show incremental increases as the Company completes the drilling of the Austin Chalk wells, and completes the tie-in of the Bayou Gentilly Apache La. Minerals No. 1 well which is expected to begin during the third quarter.

Additional drilling projects scheduled during the second half of 2006, if successful, will be additive to this effort. Cash flows from operating activities were $27 million for the second quarter of 2006, compared to $37 million for the comparable period of 2005, and $75 million for the first six months of 2006, compared to $67 million for the first six months of 2005. Cash flows supported the Company's capital expenditure program set for approximately $132 million for the year.

Concurrently, the Company's liquidity and low debt to cap ratio (14%) improved during the first six months of 2006, as we continued to fund our capital program from cash flow and pay down senior bank debt, currently at $65 million.

We believe that we have made significant progress on all fronts of our plan to reposition the Company to include a more balanced exploration/exploitation portfolio that is achievable both in the near- and long-term, within reasonable bounds of risk when compared to a singular, one-dimensional strategy of one property set or region.

OTHER CONDITIONS.

INDUSTRY CONDITIONS. Revenues, profitability and future growth rates of Meridian are substantially dependent upon prevailing prices for oil and natural gas. Oil and natural gas prices have been extremely volatile in recent years and are affected by many factors outside of our control. Our average oil price (after adjustments for hedging activities) for the three months ended June 30, 2006, was $56.01 per barrel compared to $31.14 per barrel for the three months ended June 30, 2005, and $49.23 per barrel for the three months ended March 31, 2006. Our average natural gas price (after adjustments for hedging activities) for the three months ended June 30, 2006, was $7.29 per Mcf compared to $6.63 per Mcf for the three months ended June 30, 2005, and $9.20 per Mcf for the three months ended March 31, 2006. Fluctuations in prevailing prices for oil and natural gas have several important consequences to us, including affecting the level of cash flow received from our producing properties, the timing of exploration of certain prospects and our access to capital markets, which could impact our revenues, profitability and ability to maintain or increase our exploration and development program.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THREE MONTHS ENDED JUNE 30, 2005

OPERATING REVENUES. Second quarter 2006 oil and natural gas revenues, which include oil and natural gas hedging activities (see Note 7 of Notes to Consolidated Financial Statements), increased $1.0 million (2%) as compared to second quarter 2005 revenues due to a 21% increase in average commodity prices on a natural gas equivalent basis, partially offset by a 16% decrease in production volumes. Oil and natural gas production volume totaled 5,850 Mmcfe for the second quarter of 2006 compared to 6,931 Mmcfe for the comparable period of 2005. Our average daily production decreased from 76 Mmcfe during the second quarter of 2005 to 64 Mmcfe for the second quarter of 2006. The variance in average daily production volumes between the two periods is due in part to mechanical issues caused by the 2005 hurricanes on the BML 1-2 well and the BML 28-1 well. Production from the BML 28-1 well was restored during June 2006 at rates comparable to pre-storm levels. Production from the BML 1-2 well has been deferred until the proper rig can be secured to complete the re-drilling of the well. Additional variance differences can be attributed to natural production declines offset by new discoveries brought on between the comparable periods.

The following table summarizes the Company's operating revenues, production volumes and average sales prices for the three months ended June 30, 2006 and 2005:

                              THREE MONTHS ENDED
                                   JUNE 30,
                              ------------------    INCREASE
                                 2006      2005    (DECREASE)
                               -------   -------   ----------
Production Volumes:
   Oil (Mbbl)                      199       217       (8%)
   Natural gas (MMcf)            4,657     5,630      (17%)
   Mmcfe                         5,850     6,931      (16%)
Average Sales Prices:
   Oil (per Bbl)               $ 56.01   $ 31.14       80%
   Natural gas (per Mcf)       $  7.29   $  6.63       10%
   Mmcfe                       $  7.71   $  6.36       21%
Operating Revenues (000's):
   Oil                         $11,145   $ 6,757       65%
   Natural gas                  33,956    37,329       (9%)
                               -------   -------
   Total Operating Revenues    $45,101   $44,086        2%
                               =======   =======

OPERATING EXPENSES. Oil and natural gas operating expenses on an aggregate basis increased $0.9 million (22%) to $5.0 million during the second quarter of 2006, compared to $4.1 million in 2005. On a unit basis, lease operating expenses increased $0.27 per Mcfe to $0.86 per Mcfe for the second quarter of 2006 from $0.59 per Mcfe for the second quarter of 2005. Oil and natural gas operating expenses increased primarily due to significantly higher insurance costs. The effect of last year's hurricane season resulted in an insurance rate increase for the Company. Effective May 1, 2006, the rate increased by approximately 480% or $0.7 million during the second quarter of 2006. The increase in the per Mcfe rate was primarily attributable to the lower production between the two corresponding periods.

SEVERANCE AND AD VALOREM TAXES. Severance and ad valorem taxes increased $0.7 million (40%) to $2.6 million for the second quarter of 2006, compared to $1.9 million during the same period in 2005 primarily because of an increase in oil prices and a higher natural gas tax rate, partially offset by the previously discussed decline in production. Meridian's oil and natural gas production is primarily from Louisiana, and is therefore subject to Louisiana severance tax. The severance tax rates for Louisiana are 12.5% of gross oil revenues and $0.252 per Mcf for natural gas, an increase from $0.208 per Mcf for the first half of 2006. On an equivalent unit of production basis, severance and ad valorem taxes increased to $0.45 per Mcfe from $0.27 per Mcfe for the comparable three-month period. Beginning July 1, 2006, the revised severance tax rate for natural gas production in Louisiana over the next twelve months will be $0.373 per Mcf. This will significantly increase the amount of severance taxes being paid in future periods.

DEPLETION AND DEPRECIATION. Depletion and depreciation expense increased $2.3 million (9%) during the second quarter of 2006 to $27.7 million, from $25.4 million for the same period of 2005. This was primarily the result of an increase in the depletion rate as compared to the 2005 period, partially offset by the decrease in oil and natural gas production. On a unit basis, depletion and depreciation expense increased by $1.06 per Mcfe, to $4.73 per Mcfe for the three months ended June 30, 2006, compared to $3.67 per Mcfe for the same period in 2005, primarily due to the impact of negative reserve revisions during 2005 and the rising costs in the industry for current and projected capital expenditures.

GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense was $4.4 million for 2006 and for 2005. On an equivalent unit of production basis, general and administrative expenses increased $0.12 per Mcfe to $0.75 per Mcfe for the second quarter of 2006 compared to $0.63 per Mcfe for the comparable 2005 period primarily due to lower production rates between the periods. Stock-based compensation expense related to SFAS No. 123R of approximately $85,000 was recorded in the three months ended June 30, 2006. No stock-based compensation related to SFAS No. 123R expense was recorded in the three month period ended June 30, 2005.

HURRICANE DAMAGE REPAIRS. This expense of $0.4 million is related to damages incurred from hurricanes Katrina and Rita, primarily related to the Company's costs in excess of insured values.

INTEREST EXPENSE. Interest expense increased $0.4 million (36%), to $1.5 million for the second quarter of 2006 in comparison to the second quarter of 2005. The increase is primarily a result of increased interest rates.

SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO SIX MONTHS ENDED JUNE 30, 2005

OPERATING REVENUES. Oil and natural gas revenues during the six months ended June 30, 2006, increased $8.7 million (9%) as compared to first half 2005 revenues due to a 31% increase in average commodity prices on a natural gas equivalent basis, partially offset by a 16% decrease in production volumes. The variance in average daily production volumes between the two periods is due in part to mechanical issues caused by the 2005 hurricanes on the BML 1-2 well and the BML 28-1 well. The BML 28-1 well was returned to production during June 2006 at rates comparable to pre-storm levels. Production from the BML 1-2 well has been deferred until the proper rig can be secured to complete the re-drilling of the well. Additional variance differences can be attributed to natural production declines partially offset by new discoveries brought on between the comparable periods. Our average daily production decreased from 81 Mmcfe during the first six months of 2005 to 68 Mmcfe for the first six months of 2006. Oil and natural gas production volume totaled 12,282 Mmcfe for the first six months of 2006, compared to 14,696 Mmcfe for the comparable period of 2005.

The following table summarizes the Company's operating revenues, production volumes and average sales prices for the six months ended June 2006 and 2005:

                                 SIX MONTHS ENDED
                                     JUNE 30,
                                ------------------    INCREASE
                                  2006       2005    (DECREASE)
                                --------   -------   ----------
Production Volumes:
   Oil (Mbbl)                        423       477      (11%)
   Natural gas (MMcf)              9,744    11,833      (18%)
   Mmcfe                          12,282    14,696      (16%)
Average Sales Prices:
   Oil (per Bbl)                $  52.43   $ 32.70       60%
   Natural gas (per Mcf)        $   8.29   $  6.65       25%
   Mmcfe                        $   8.38   $  6.42       31%
Operating Revenues (000's):
   Oil                          $ 22,179   $15,603       42%
   Natural gas                    80,749    78,615        3%
                                --------   -------
   Total Operating Revenues     $102,928   $94,218        9%
                                ========   =======

OPERATING EXPENSES. Oil and natural gas operating expenses on an aggregate basis increased $0.8 million (9%) to $9.6 million during the first six months of 2006, compared to $8.8 million in 2005. On a unit basis, lease operating expenses increased $0.18 per Mcfe to $0.78 per Mcfe for the first six months of 2006 from $0.60 per Mcfe for the first half of 2005. Oil and gas operating expenses increased due to significantly higher insurance costs due to a May 1, 2006, rate increase of approximately 480%.

SEVERANCE AND AD VALOREM TAXES. Severance and ad valorem taxes increased $0.8 million (19%) to $5.3 million for the first six months of 2006, compared to $4.5 million during the same period in 2005 primarily because of an increase in oil prices and a higher natural gas tax rate, partially offset by a decrease in oil and natural gas production. Meridian's oil and natural gas production is primarily from Louisiana, and is therefore subject to Louisiana severance tax. The severance tax rates for Louisiana are 12.5% of gross oil revenues and were $0.252 per Mcf for natural gas for the first six months of 2006, an increase from $0.208 per Mcf for the first half of 2005. On an equivalent unit of production basis, severance and ad valorem taxes increased to $0.44 per Mcfe from $0.31 per Mcfe for the comparable six-month period. Beginning July 1, 2006, the revised severance tax rate for natural gas production in Louisiana over the next twelve months will be $0.373 per Mcf. This will significantly increase the amount of severance taxes being paid in future periods.

DEPLETION AND DEPRECIATION. Depletion and deprecation expense increased $6.5 million (13%) during the first half of 2006 to $57.2 million, from $50.7 million for the same period of 2005. This was primarily the result of an increase in the depletion rate as compared to the 2005 period, partially offset by the decline in oil and natural gas production. On a unit basis, depletion and depreciation expense increased by $1.19 per Mcfe, to $4.64 per Mcfe for the six months ended June 30, 2006, compared to $3.45 per Mcfe for the same period in 2005.

GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense was $9.5 million for the first six months of 2006 and for the same period in 2005 was $9.4 million. On an equivalent unit of production basis, general and administrative expenses increased $0.13 per Mcfe to $0.77 per Mcfe for the fist six months of 2006 compared to $0.64 per Mcfe for the comparable 2005 period. Stock-based compensation expense related to SFAS No. 123R of approximately $167,000 was recorded in the six months ended June 30, 2006. No stock-based compensation expense related to SFAS No.123R was recorded in the six-month period ended June 30, 2005.

HURRICANE DAMAGE REPAIRS. This expense of $2.4 million is related to damages incurred from hurricanes Katrina and Rita, primarily related to the Company's insurance deductible and costs in excess of insured values.

INTEREST EXPENSE. Interest expense increased $0.8 million (38%), to $2.9 million for the first six months of 2006 in comparison to the first half of 2005. The increase is primarily a result of increased interest rates.

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL. During the second quarter of 2006, Meridian's capital expenditures were internally financed with cash from operations. As of June 30, 2006, the Company had a cash balance of $39.3 million and working capital of $32.1 million.

CASH FLOWS. Net cash provided by operating activities was $75.5 million for the six months ended June 30, 2006, as compared to $66.8 million for the same period in 2005. The increase of $8.7 million was primarily due to higher crude oil and natural gas commodity prices, partially offset by lower production volumes.

Net cash used in investing activities was $54.3 million during the six months ended June 30, 2006, versus $76.3 million in the first six months of 2005. This decrease was due to lower capital expenditures and proceeds from the sale of seismic data.

Cash flows used in financing activities during the first six months of 2006 were $5.1 million, compared to cash used in financing activities of $1.1 million during the first six months of 2005. This increase in cash used in financing activities was primarily due to note repayments, partially offset by reduced preferred stock dividends.

CREDIT FACILITY. On December 23, 2004, the Company amended its credit facility to provide for a four-year $200 million senior secured credit facility (the "Credit Facility") with Fortis Capital Corp., as administrative agent, sole lead arranger and bookrunner; Comerica Bank as syndication agent; and Union Bank of California as documentation agent. Bank of Nova Scotia, Allied Irish Banks P.L.C., RZB Finance LLC and Standard Bank PLC completed the syndication group. The initial borrowing base under the Credit Facility was $130 million and it has been reaffirmed by the syndication group effective April 30, 2006. Repayments of $10 million were made during the first half of 2006, resulting in an outstanding balance of $65 million on June 30, 2006.

The Credit Facility is subject to semi-annual borrowing base redeterminations on April 30 and October 31 of each year. In addition to the scheduled semi-annual borrowing base redeterminations, the lenders or the Company have the right to redetermine the borrowing base at any time, provided that no party can request more than one such redetermination between the regularly scheduled borrowing base redeterminations. The determination of our borrowing base is subject to a number of factors, including quantities of proved oil and gas reserves, the bank's commodity price assumptions and other various factors unique to each member bank. Our lenders can redetermine the borrowing base to a lower level than the current borrowing base if they determine that our oil and gas reserves, at the time of redetermination, are inadequate to support the borrowing base then in effect.

Obligations under the Credit Facility are secured by pledges of outstanding capital stock of the Company's subsidiaries and by a first priority lien on not less than 75% (95% in the case of an event of default) of its present value of proved oil and natural gas properties. In addition, the Company is required to deliver to the lenders and maintain satisfactory title opinions covering not less than 70% of the present value of proved oil and gas properties. The Credit Facility also contains other restrictive covenants, including, among other items, maintenance of certain financial ratios, restrictions on cash dividends on common stock and under certain circumstances preferred stock, limitations on the redemption of preferred stock and an unqualified audit report on the Company's consolidated financial statements. As of June 30, 2006, management believes that the Company is in compliance with all of the covenants of the Credit Facility.

Under the Credit Facility, the Company may secure either (i) (a) an alternative base rate loan that bears interest at a rate per annum equal to the greater of the administrative agent's prime rate; or (b) federal funds-based rate plus 0.5%, plus an additional 0.5% to 1.25% depending on the ratio of the aggregate outstanding loans and letters of credit to the borrowing base or; (ii) a Eurodollar base rate loan that bears interest, generally, at a rate per annum equal to the London interbank offered rate ("LIBOR") plus 1.5% to 2.25%, depending on the ratio of the aggregate outstanding loans and letters of credit to the borrowing base. At June 30, 2006, the three-month LIBOR interest rate was 5.48%. The Credit Facility also provides for commitment fees of 0.375% calculated on the difference between the borrowing base and the aggregate outstanding loans under the Credit Facility.

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

CAPITAL EXPENDITURES. Total capital expenditures for the six-month period approximated $65.1 million. Our strategy is to blend exploration drilling activities with high-confidence workover and development projects in order to capitalize on periods of high commodity prices. Capital expenditures were for acreage acquisitions, exploratory drilling, geological and geophysical, workovers, and related capitalized general and administrative expenses. During 2006, the Company completed operations on ten wells, four of which were placed on production and six were unproductive wells. In addition, the Company has drilled two wells in the E. Texas project area through the vertical section of the well bore and logged apparent Austin Chalk pay. Operations on the wells have been suspended pending the return of a drilling rig to drill the horizontal sections of the well bore, and two additional wells are at various stages of drilling.

The 2006 capital expenditures plan is currently forecast at approximately $132 million. The actual expenditures will be determined based on a variety of factors, including prevailing prices for oil and natural gas, our expectations as to future pricing and the level of cash flow from operations. We currently anticipate funding the 2006 plan utilizing cash flow from operations. When appropriate, excess cash flow from operations beyond that needed for the 2006 capital expenditures plan will be used to develop additional exploration prospects or direct payment of debt.

DIVIDENDS. It is our policy to retain existing cash for reinvestment in our business, and therefore, we do not anticipate that dividends will be paid with respect to the Company's common stock in the foreseeable future. During May 2002, the Company completed the private placement of $67 million of 8.5% Redeemable Convertible Preferred Stock and dividends were payable semi-annually. A semi-annual cash dividend of $1.3 million was paid in January 2005.

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

Due to the imprecision in estimating oil and natural gas revenues as well as the potential volatility in oil and natural gas prices and their effect on the carrying value of our proved oil and natural gas reserves, there can be no assurance that write-downs in the future will not be required as a result of factors that may negatively affect the present value of proved oil and natural gas reserves and the carrying value of oil and natural gas properties, including volatile oil and natural gas prices, downward revisions in estimated proved oil and natural gas reserve quantities and unsuccessful drilling activities. At June 30, 2006, we had a cushion (i.e. the excess of the ceiling over our capitalized costs) of $4.0 million (before tax).

BORROWING BASE FOR THE CREDIT FACILITY. The Credit Facility, with Fortis Capital Corp. as administrative agent, is presently scheduled for borrowing base redetermination dates on a semi-annual basis with the next such redetermination scheduled for October 31, 2006. The borrowing base is redetermined on numerous factors including current reserve estimates, reserves that have recently been added, current commodity prices, current production rates and estimated future net cash flows. These factors have associated risks with each of them. Significant reductions or increases in the borrowing base will be determined by these factors, which, to a significant extent, are not under the Company's control.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is currently exposed to market risk from hedging contracts changes and changes in interest rates. A discussion of the market risk exposure in financial instruments follows.

INTEREST RATES

We are subject to interest rate risk on our long-term fixed interest rate debt and variable interest rate borrowings. Our long-term borrowings primarily consist of borrowings under the Credit Facility. Since interest charged on borrowings under the Credit Facility floats with prevailing interest rates (except for the applicable interest period for Eurodollar loans), the carrying value of borrowings under the Credit Facility should approximate the fair market value of such debt. Changes in interest rates, however, will change the cost of borrowing. Assuming $65 million remains borrowed under the Credit Facility, we estimate our annual interest expense will change by $0.65 million for each 100 basis point change in the applicable interest rates utilized under the Credit Facility.

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

The Company has entered into certain derivative contracts as summarized in the table below. The Notional Amount is equal to the total net volumetric hedge position of the Company during the periods presented. As of June 30, 2006, the positions hedged approximately 34% of the estimated proved developed natural gas production and 19% of the estimated proved developed oil production during the respective terms of the contracts. The fair values of the hedges are based on the difference between the strike price and the New York Mercantile Exchange future prices for the applicable trading months.

                                                                               Estimated
                                                                               Fair Value
                                                                           Asset (Liability)
                                 Notional    Floor Price   Ceiling Price     June 30, 2006
                        Type      Amount    ($ per unit)    ($ per unit)     (in thousands)
                       ------   ---------   ------------   -------------   -----------------
NATURAL GAS (MMBTU)
Jul 2006 - Oct 2006    Collar     600,000      $ 8.00          $14.50           $ 1,141
Jul 2006 - May 2007    Collar   4,400,000      $ 8.00          $10.60             2,220
                                                                                -------
   Total Natural Gas                                                              3,361
                                                                                -------
CRUDE OIL (BBLS)
July 2006              Collar      14,000      $37.50          $47.50              (373)
July 2006              Collar       4,000      $40.00          $50.00               (96)
Aug 2006 - Jul 2007    Collar     168,000      $50.00          $74.00            (1,096)
Aug 2007 - Apr 2008    Collar      54,000      $60.00          $82.00              (177)
May 2008 - Jul 2008    Collar      15,000      $60.00          $82.00               (40)
                                                                                -------
   Total Crude Oil                                                               (1,782)
                                                                                -------
                                                                                $ 1,579
                                                                                =======

The above excludes hedges entered into after June 30, 2006; see Note 12, Subsequent Event, for additional information.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We conducted an evaluation under the supervision and with the participation of Meridian's management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the second quarter of 2006. Based upon that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that the design and operation of our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors during the second quarter of 2006 that could significantly affect these controls.

CHANGES IN INTERNAL CONTROLS

During the three month period ended June 30, 2006, there were no changes in the Company's internal control over financial reporting that have materially affected or are reasonably likely to materially affect such internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

H. L. HAWKINS LITIGATION. In December 2004, the estate of H.L. Hawkins filed a claim against Meridian for damages "estimated to exceed several million dollars" for Meridian's alleged gross negligence and willful misconduct under certain agreements concerning certain wells and property in the S.W. Holmwood and E. Lake Charles Prospects in Calcasieu Parish in Louisiana, as a result of Meridian's satisfying a prior adverse judgment in favor of Amoco Production Company. Meridian has filed an answer denying Hawkins' claims and asserted a counterclaim for attorney's fees, court costs and other expenses, and for declaratory relief that Meridian is entitled to retain the amounts that it had been paid by Hawkins. The Company has not provided any amount for this matter in its financial statements at June 30, 2006.

TITLE/LEASE DISPUTES. Title and lease disputes may arise due to various events that have occurred in the various states in which the Company operates. These disputes are usually small and could lead to the Company over- or under-stating our reserves when a final resolution to the title dispute is made.

ENVIRONMENTAL LITIGATION. Various landowners have sued Meridian (along with numerous other oil companies) in various similar lawsuits concerning several fields in which the Company has had operations. The lawsuits seek injunctive relief and other relief, including unspecified amounts in both actual and punitive damages for alleged breaches of mineral leases and alleged failure to restore the plaintiffs' lands from alleged contamination and otherwise from the defendants' oil and gas operations. The Company, in certain instances, has indemnified third parties from the claims made in these lawsuits. The Company has not provided any amount for these matters in its financial statements at June 30, 2006.

LITIGATION INVOLVING INSURABLE ISSUES. There are no other material legal proceedings which exceed our insurance limits to which Meridian or any of its subsidiaries is a party or to which any of its property is subject, other than ordinary and routine litigation incidental to the business of producing and exploring for crude oil and natural gas.

ITEM 1A. RISK FACTORS.

For a discussion of the Company's risk factors, see Item 1A, "Risk Factors", in the Company's Form 10-K for the year ended December 31, 2005. There have been no changes to these risk factors during the quarter ended June 30, 2006.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the annual meeting of shareholders held on June 21, 2006, the Company's shareholders elected two Class I Directors. The following summarizes the votes for and withheld for each nominee.

Nominee               For       Withheld
---------------   ----------   ---------
David W. Tauber   68,387,103   9,737,652
John B. Simmons   71,368,410   6,756,345

The terms of the Class II directors (E. L. Henry, Joe E. Kares and Gary A. Messersmith), and the Class III Directors (Joseph A. Reeves, Jr., Michael J. Mayell and Fenner R. Weller, Jr.) continued after the meeting.

Shareholders also voted to accept a proposal to adopt the Non-Employee Directors Incentive Plan. The following summarizes the votes related to this proposal.

                                                               Broker
Proposal                     For       Against    Withheld    Non-Vote
----------------------   ----------   ---------   --------   ----------
Non-Employee Directors   30,981,907   5,356,350    386,579   41,419,919
Incentive Plan

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

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                                  (Registrant)


Date: August 8, 2006                    By: /s/ LLOYD V. DELANO
                                            ------------------------------------
                                            Lloyd V. DeLano
                                            Senior Vice President
                                            Chief Accounting Officer

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