Form 10-Q
period 2006-09-30
MERIDIAN RESOURCE CORP
filed 2006-11-09
CIK 869369

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended: September 30, 2006

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

Number of shares of common stock outstanding at November 3, 2006: 89,139,600

                        THE MERIDIAN RESOURCE CORPORATION
                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART I - FINANCIAL INFORMATION

   Item 1. Financial Statements

      Consolidated Statements of Operations (unaudited) for the
         Three Months and Nine Months Ended September 30, 2006 and 2005      3

      Consolidated Balance Sheets as of September 30, 2006 (unaudited)
         and December 31, 2005                                               4

      Consolidated Statements of Cash Flows (unaudited) for the
         Nine Months Ended September 30, 2006 and 2005                       6

      Consolidated Statements of Stockholders' Equity (unaudited) for
         the Nine Months Ended September 30, 2006 and 2005                   7

      Consolidated Statements of Comprehensive Income (Loss)
         (unaudited) for the Three Months and Nine Months Ended
         September 30, 2006 and 2005                                         8

      Notes to Consolidated Financial Statements (unaudited)                 9

   Item 2. Management's Discussion and Analysis of Financial
      Condition and Results of Operations                                   17

   Item 3. Quantitative and Qualitative Disclosures about Market Risk       28

   Item 4. Controls and Procedures                                          29

PART II - OTHER INFORMATION

   Item 1. Legal Proceedings                                                29

   Item 1a. Risk Factors                                                    30

   Item 6. Exhibits                                                         30

SIGNATURES                                                                  31

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (thousands, except per share information)
                                   (unaudited)

                                                          THREE MONTHS ENDED      NINE MONTHS ENDED
                                                            SEPTEMBER 30,           SEPTEMBER 30,
                                                        ---------------------   --------------------
                                                           2006        2005        2006       2005
                                                        ---------   ---------   ---------   --------
REVENUES:
   Oil and natural gas                                  $  45,795   $  36,664   $ 148,723   $130,882
   Price risk management activities                          (238)         60         125       (400)
   Interest and other                                         502         121       1,257        510
                                                        ---------   ---------   ---------   --------
                                                           46,059      36,845     150,105    130,992
                                                        ---------   ---------   ---------   --------
OPERATING COSTS AND EXPENSES:
   Oil and natural gas operating                            6,486       3,431      16,050     12,223
   Severance and ad valorem taxes                           3,202       2,189       8,547      6,687
   Depletion and depreciation                              28,226      19,725      85,396     70,452
   General and administrative                               4,360       3,961      13,876     13,345
   Accretion expense                                          430         272       1,050        798
   Impairment of long-lived assets                        134,865          --     134,865         --
   Hurricane damage repairs                                   581         750       2,984        750
                                                        ---------   ---------   ---------   --------
                                                          178,150      30,328     262,768    104,255
                                                        ---------   ---------   ---------   --------
EARNINGS (LOSS) BEFORE INTEREST AND INCOME TAXES         (132,091)      6,517    (112,663)    26,737
                                                        ---------   ---------   ---------   --------
OTHER EXPENSES:
   Interest expense                                         1,471       1,194       4,338      3,276
                                                        ---------   ---------   ---------   --------
EARNINGS (LOSS) BEFORE INCOME TAXES                      (133,562)      5,323    (117,001)    23,461
                                                        ---------   ---------   ---------   --------
INCOME TAXES:
   Current                                                    135        (860)        503       (603)
   Deferred                                               (46,818)      2,907     (40,799)     9,633
                                                        ---------   ---------   ---------   --------
                                                          (46,683)      2,047     (40,296)     9,030
                                                        ---------   ---------   ---------   --------
NET EARNINGS (LOSS)                                       (86,879)      3,276     (76,705)    14,431
   Dividends on preferred stock                                --          --          --        902
                                                        ---------   ---------   ---------   --------
NET EARNINGS (LOSS) APPLICABLE TO COMMON STOCKHOLDERS   $ (86,879)  $   3,276   $ (76,705)  $ 13,529
                                                        =========   =========   =========   ========
NET EARNINGS (LOSS) PER SHARE:
   Basic                                                $   (0.99)  $    0.04   $   (0.88)  $   0.16
   Diluted                                              $   (0.99)  $    0.04   $   (0.88)  $   0.15
WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
   Basic                                                   87,726      86,683      87,179     83,771
   Diluted                                                 87,726      92,134      87,179     89,337

                 See notes to consolidated financial statements.

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (thousands of dollars)

                                                                 SEPTEMBER 30,   DECEMBER 31,
                                                                      2006           2005
                                                                 -------------   ------------
                                                                  (unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                          $   44,917     $   23,265
Restricted cash                                                         1,265          1,234
Accounts receivable, less allowance for doubtful
   accounts of $232 [2006] and $242 [2005]                             23,055         41,188
Prepaid expenses and other                                              6,427          1,294
Assets from price risk management activities                            6,522            528
Deferred tax asset                                                         --          1,150
                                                                   ----------     ----------
   Total current assets                                                82,186         68,659
                                                                   ----------     ----------
PROPERTY AND EQUIPMENT:
Oil and natural gas properties, full cost method (including
   $61,836 [2006] and $26,623 [2005] not subject to depletion)      1,619,368      1,512,036
Land                                                                       48             48
Equipment                                                               7,135          6,540
                                                                   ----------     ----------
                                                                    1,626,551      1,518,624
Less accumulated depletion and depreciation                         1,252,851      1,032,595
                                                                   ----------     ----------
   Total property and equipment, net                                  373,700        486,029
                                                                   ----------     ----------
OTHER ASSETS:
Assets from price risk management activities                              634            235
Other                                                                     547            879
                                                                   ----------     ----------
   Total other assets                                                   1,181          1,114
                                                                   ----------     ----------
TOTAL ASSETS                                                       $  457,067     $  555,802
                                                                   ==========     ==========

                 See notes to consolidated financial statements.

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (continued)
                             (thousands of dollars)

                                                                SEPTEMBER 30,   DECEMBER 31,
                                                                     2006           2005
                                                                -------------   ------------
                                                                 (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                  $   7,479     $   7,595
Revenues and royalties payable                                        7,923         9,149
Due to affiliates                                                     1,248         4,638
Notes payable                                                         5,187         1,103
Accrued liabilities                                                  21,720        22,272
Liabilities from price risk management activities                     1,080         3,977
Asset retirement obligations                                          3,639         2,879
Deferred income taxes                                                 1,904            --
Current income taxes payable                                             --           108
                                                                  ---------     ---------
   Total current liabilities                                         50,180        51,721
                                                                  ---------     ---------
LONG-TERM DEBT                                                       75,000        75,000
                                                                  ---------     ---------
OTHER:
Deferred income taxes                                                 1,374        41,967
Liabilities from price risk management activities                       302           464
Asset retirement obligations                                         13,705         9,085
                                                                  ---------     ---------
                                                                     15,381        51,516
                                                                  ---------     ---------
COMMITMENTS AND CONTINGENCIES (NOTE 6)
STOCKHOLDERS' EQUITY:
Common stock, $0.01 par value (200,000,000 shares authorized,
   89,104,503 [2006] and 86,817,658 [2005] shares issued)               927           900
Additional paid-in capital                                          534,326       524,692
Accumulated deficit                                                (222,100)     (145,395)
Accumulated other comprehensive income (loss)                         3,754        (2,314)
Unamortized deferred compensation                                      (401)         (318)
                                                                  ---------     ---------
   Total stockholders' equity                                       316,506       377,565
                                                                  ---------     ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 457,067     $ 555,802
                                                                  =========     =========

                 See notes to consolidated financial statements.

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (thousands of dollars)
                                   (unaudited)

                                                                   NINE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                                 --------------------
                                                                   2006        2005
                                                                 --------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)                                              $(76,705)  $  14,431
Adjustments to reconcile net earnings (loss) to net cash
   provided by operating activities:
      Depletion and depreciation                                   85,396      70,452
      Amortization of other assets                                    332         333
      Non-cash compensation                                         1,784       1,460
      Non-cash price risk management activities                      (125)        400
      Accretion expense                                             1,050         798
      Impairment of long-lived assets                             134,865          --
      Deferred income taxes                                       (40,799)      9,633
Changes in assets and liabilities:
      Restricted cash                                                 (31)     (1,096)
      Accounts receivable                                          18,133      11,102
      Prepaid expenses and other                                   (5,133)     (1,412)
      Due to affiliates                                            (3,390)     (1,713)
      Accounts payable                                               (116)     (1,650)
      Revenues and royalties payable                               (1,226)     (2,373)
      Other assets and liabilities                                    134      (3,933)
                                                                 --------   ---------
Net cash provided by operating activities                         114,169      96,432
                                                                 --------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Additions to property and equipment                         (94,413)   (103,837)
      Acquisition of properties                                   (13,220)         --
      Proceeds from (settlements on) sale of property              11,032         (45)
                                                                 --------   ---------
Net cash used in investing activities                             (96,601)   (103,882)
                                                                 --------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Reductions in long-term debt                                (10,000)         --
      Proceeds from long-term debt                                 10,000          --
      Reduction in notes payable                                   (5,164)     (1,963)
      Proceeds from notes payable                                   9,248       3,142
      Issuance of stock/exercise of stock options, net                 --          13
      Preferred dividends                                              --      (2,166)
      Additions to deferred loan costs                                 --         (99)
                                                                 --------   ---------
Net cash provided by (used in) financing activities                 4,084      (1,073)
                                                                 --------   ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS                            21,652      (8,523)
      Cash and cash equivalents at beginning of period             23,265      24,297
                                                                 --------   ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $ 44,917   $  15,774
                                                                 ========   =========
INFORMATION
Non-cash financing activities:
      Conversion of preferred stock                              $     --   $ (30,625)
      Issuance of shares for settlement of accrued liabilities   $   (794)  $  (1,716)
      Issuance of shares for acquisition of properties           $ (7,000)  $      --

                 See notes to consolidated financial statements.

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                 (in thousands)
                                   (unaudited)


                                                                                            Accumulated
                                              Common Stock      Additional                     Other        Unamortized
                                           ------------------     Paid-In    Accumulated   Comprehensive     Deferred
                                           Shares   Par Value     Capital     (Deficit)     Income(Loss)   Compensation     Total
                                           ------   ---------   ----------   -----------   -------------   ------------   --------
Balance, December 31, 2004                 79,215      $821      $490,351     $(173,244)     $ (1,574)       $  (313)     $316,041
   Issuance of rights to common stock          --         3         1,365            --            --         (1,368)           --
   Company's 401(k) plan contribution          36        --           180            --            --             --           180
   Exercise of stock options                   49        --           163            --            --             --           163
   Compensation expense                        --        --            --            --            --          1,280         1,280
   Accum. other comprehensive loss             --        --            --            --       (11,732)            --       (11,732)
   Issuance for conversion of pref stock    7,099        71        30,554            --            --             --        30,625
   Issuance of shares - 2004 stock offer       --        --          (150)           --            --             --          (150)
   Issuance of shares as compensation         349         4         1,712            --            --             --         1,716
   Preferred dividends                         --        --            --          (902)           --             --          (902)
   Net earnings                                --        --            --        14,431            --             --        14,431
                                           ------      ----      --------     ---------      --------        -------      --------
Balance, September 30, 2005                86,748      $899      $524,175     $(159,715)     $(13,306)       $  (401)     $351,652
                                           ======      ====      ========     =========      ========        =======      ========
Balance, December 31, 2005                 86,818      $900      $524,692     $(145,395)     $ (2,314)       $  (318)     $377,565
   Issuance of rights to common stock          --         4         1,349            --            --         (1,353)           --
   Company's 401(k) plan contribution          57         1           227            --            --             --           228
   Stock-based compensation-FAS123R            --        --           286            --            --             --           286
   Compensation expense                        --        --            --            --            --          1,270         1,270
   Accum. other comprehensive income           --        --            --            --         6,068             --         6,068
   Issuance of shares as compensation         224         2           792            --            --             --           794
   Issuance of shares-Vintage acq.          2,006        20         6,980            --            --             --         7,000
   Net loss                                    --        --            --       (76,705)           --             --       (76,705)
                                           ------      ----      --------     ---------      --------        -------      --------
Balance, September 30, 2006                89,105      $927      $534,326     $(222,100)     $  3,754        $  (401)     $316,506
                                           ======      ====      ========     =========      ========        =======      ========

                 See notes to consolidated financial statements.

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                             (thousands of dollars)
                                   (unaudited)

                                                                  Three Months Ended    Nine Months Ended
                                                                    September 30,         September 30,
                                                                 -------------------   -------------------
                                                                   2006       2005       2006       2005
                                                                 --------   --------   --------   --------
Net earnings (loss) applicable to common stockholders            $(86,879)  $  3,276   $(76,705)  $ 13,529
Other comprehensive income (loss), net of tax, for unrealized losses from hedging activities:
   Unrealized holding gains (losses) arising during period (1)      4,389    (14,076)     6,994    (20,481)
   Reclassification adjustments on settlement of contracts (2)     (1,672)     4,314       (926)     8,749
                                                                 --------   --------   --------   --------
                                                                    2,717     (9,762)     6,068    (11,732)
                                                                 --------   --------   --------   --------
Total comprehensive income (loss)                                $(84,162)  $ (6,486)  $(70,637)  $  1,797
                                                                 ========   ========   ========   ========
(1) net of income tax benefit (expense)                          $ (2,363)  $  7,579   $ (3,766)  $ 11,028
(2) net of income tax benefit (expense)                          $    900   $ (2,323)  $    499   $ (4,711)

                 See notes to consolidated financial statements.

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.   BASIS OF PRESENTATION

The consolidated financial statements reflect the accounts of The Meridian Resource Corporation and its subsidiaries (the "Company" or "Meridian") after elimination of all significant intercompany transactions and balances. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission ("SEC").

The financial statements included herein as of September 30, 2006, and for the three and nine month periods ended September 30, 2006 and 2005, are unaudited, and in the opinion of management, the information furnished reflects all material adjustments, consisting of normal recurring adjustments, except for the adjustment for impairment of the Company's oil and natural gas properties as discussed below, necessary for a fair presentation of financial position and of the results for the interim periods presented. Certain minor reclassifications of prior period statements have been made to conform to current reporting practices. The results of operations for interim periods are not necessarily indicative of results to be expected for a full year.

2.   IMPAIRMENT OF LONG-LIVED ASSETS

At the end of each quarter, the unamortized cost of oil and natural gas properties, net of related deferred income taxes, is limited to the sum of the estimated future net revenues from proved properties using period-end prices, after giving effect to qualifying cash flow hedge positions, discounted at 10%, and the lower of cost or fair value of unproved properties adjusted for related income tax effects.

Accordingly, based on September 30, 2006, pricing of $4.17 per mcfe of natural gas and $63.37 per barrel of oil, the Company recognized a non-cash impairment of $134.9 million ($87.7 million after tax) of the Company's oil and natural gas properties under the full cost method of accounting.

Due to the substantial volatility in oil and natural gas prices and their effect on the carrying value of the Company's proved oil and natural gas reserves, there can be no assurance that future write-downs will not be required as a result of factors that may negatively affect the present value of proved oil and natural gas reserves and the carrying value of oil and natural gas properties, including volatile oil and natural gas prices, downward revisions in estimated proved oil and natural gas reserve quantities and unsuccessful drilling activities.

3.   ACCRUED LIABILITIES

Below is the detail of accrued liabilities on the Company's balance sheets as of September 30, 2006 and December 31, 2005 (thousands of dollars):

                           SEPTEMBER 30,   DECEMBER 31,
                                2006           2005
                           -------------   ------------
Capital expenditures          $13,620         $12,853
Operating expenses/taxes        4,046           2,794
Hurricane damage repairs           --           2,717
Compensation                    1,866           1,949
Interest                          486             503
Other                           1,702           1,456
                              -------         -------
   TOTAL                      $21,720         $22,272
                              =======         =======

4.   DEBT

CREDIT FACILITY. On December 23, 2004, the Company amended its credit facility to provide for a four-year $200 million senior secured credit facility (the "Credit Facility") with Fortis Capital Corp., as administrative agent, sole lead arranger and bookrunner; Comerica Bank as syndication agent; and Union Bank of California as documentation agent. Bank of Nova Scotia, Allied Irish Banks P.L.C., RZB Finance LLC and Standard Bank PLC completed the syndication group. As of September 30, 2006, and as of December 31, 2005, the borrowing base under the Credit Facility was $130 million. The borrowing base under the Credit Facility was redetermined by the syndication group to be $120 million effective October 31, 2006. Repayments of $10 million were made during the second quarter of 2006 and a subsequent borrowing of $10 million was made during the third quarter of 2006 resulting in an outstanding balance of $75 million on September 30, 2006.

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

Obligations under the Credit Facility are secured by pledges of outstanding capital stock of the Company's subsidiaries and by a first priority lien on not less than 75% (95% in the case of an event of default) of its present value of proved oil and natural gas properties. In addition, the Company is required to deliver to the lenders and maintain satisfactory title opinions covering not less than 70% of the present value of proved oil and natural gas properties. The Credit Facility also contains other restrictive covenants, including, among other items, maintenance of certain financial ratios, restrictions on cash dividends on common stock and under certain circumstances preferred stock, limitations on the redemption of preferred stock and an unqualified audit report on the Company's annual consolidated financial statements. As of September 30, 2006, management believes that the Company is in compliance with all of the covenants of the Credit Facility.

Under the Credit Facility, the Company may secure either (i) (a) an alternative base rate loan that bears interest at a rate per annum equal to the greater of the administrative agent's prime rate; or (b) federal funds-based rate plus 1/2 of 1%, plus an additional 0.5% to 1.25% depending on the ratio of the aggregate outstanding loans and letters of credit to the borrowing base or; (ii) a Eurodollar base rate loan that bears interest, generally, at a rate per annum equal to the London interbank offered rate ("LIBOR") plus 1.5% to 2.25%, depending on the ratio of the aggregate outstanding loans and letters of credit to the borrowing base. At September 30, 2006, the three-month LIBOR interest rate was 5.37%. The Credit Facility also provides for commitment fees of 0.375% calculated on the difference between the borrowing base and the aggregate outstanding loans under the Credit Facility.

5.   8.5% REDEEMABLE CONVERTIBLE PREFERRED STOCK

In 2005, the Company completed the conversion of all of the remaining outstanding shares of preferred stock to common stock with $31.6 million of stated value being converted into approximately 7.1 million shares of the Company's common stock.

6.   COMMITMENTS AND CONTINGENCIES

LITIGATION.

H. L. HAWKINS LITIGATION. In December 2004, the estate of H.L. Hawkins filed a claim against Meridian for damages "estimated to exceed several million dollars" for Meridian's alleged gross negligence and willful misconduct under certain agreements concerning certain wells and property in the S.W. Holmwood and E. Lake Charles Prospects in Calcasieu Parish in Louisiana, as a result of Meridian's satisfying a prior adverse judgment in favor of Amoco Production Company. Meridian has filed an answer denying Hawkins' claims and asserted a counterclaim for attorney's fees, court costs and other expenses, and for declaratory relief that Meridian is entitled to retain the amounts that it had been paid by Hawkins. The Company has not provided any amount for this matter in its financial statements at September 30, 2006.

TITLE/LEASE DISPUTES. Title and lease disputes arise due to various events that have occurred in the various states in which the Company operates. These disputes are usually small and could lead to the Company over- or under-stating reserves until a final resolution to the title dispute is made.

ENVIRONMENTAL LITIGATION. Various landowners have sued Meridian (along with numerous other oil companies) in various similar lawsuits concerning several fields in which the Company has had operations. The lawsuits seek injunctive relief and other relief, including unspecified amounts in both actual and punitive damages for alleged breaches of mineral leases and alleged failure to restore the plaintiffs' lands from alleged contamination and otherwise from the defendants' oil and gas operations. The Company, in certain instances, has indemnified third parties from the claims made in these lawsuits. The Company has not provided any amount for these matters in its financial statements at September 30, 2006.

LITIGATION INVOLVING INSURABLE ISSUES. There are no other material legal proceedings which exceed our insurance limits to which Meridian or any of its subsidiaries is a party or to which any of its property is subject, other than ordinary and routine litigation incidental to the business of producing and exploring for crude oil and natural gas.

INSURANCE.

HURRICANE CLAIMS. Preliminary discussions with the Company's insurance provider indicate that there is uncertainty regarding full reimbursement of approximately $1.0 million of hurricane related costs. This $1.0 million is included on the Company's balance sheet in accounts receivable. The Company believes that the $1.0 million claimed for debris removal and other items should be reimbursed and continues to pursue that result and no reserve is considered necessary.

7.   COMMON STOCK

On August 31, 2006, the Company issued 2,005,731 shares of common stock at a value of $7,000,000 as a portion of the funding for an approximate $20 million acquisition of properties from Vintage Petroleum LLC. The shares of common stock issued were based on the closing price of Meridian's common stock for the five trading days ending on August 4, 2006, or $3.49 per share. The shares issued in connection with the acquisition are unregistered and bear a legend stating that they are "restricted shares" as defined by Rule 144 of The Securities Act of 1933. Meridian has agreed to grant registration rights to Vintage Petroleum LLC which include customary demand and piggy back registration rights for the shares of Meridian's common stock.

8.   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net earnings per share (in thousands, except per share):

                                                               THREE MONTHS
                                                           ENDED SEPTEMBER 30,
                                                           -------------------
                                                              2006       2005
                                                            --------   -------
Numerator:
   Net earnings (loss) applicable to common stockholders    $(86,879)  $ 3,276
Denominator:
   Denominator for basic earnings per
      share - weighted-average shares outstanding             87,726    86,683
Effect of potentially dilutive common shares:
   Warrants                                                      N/A     4,820
   Employee and director stock options                           N/A       631
                                                            --------   -------
   Denominator for diluted earnings per share -
      weighted-average shares outstanding
      and assumed conversions                                 87,726    92,134
                                                            ========   =======
Basic earnings (loss) per share                             $  (0.99)  $  0.04
                                                            ========   =======
Diluted earnings (loss) per share                           $  (0.99)  $  0.04
                                                            ========   =======

                                                               NINE MONTHS
                                                           ENDED SEPTEMBER 30,
                                                           -------------------
                                                              2006       2005
                                                            --------   -------
Numerator:
   Net earnings (loss) applicable to common stockholders    $(76,705)  $13,529
Denominator:
   Denominator for basic earnings per
      share - weighted-average shares outstanding             87,179    83,771
Effect of potentially dilutive common shares:
   Warrants                                                      N/A     4,701
   Employee and director stock options                           N/A       865
                                                            --------   -------
   Denominator for diluted earnings per
      share - weighted-average shares outstanding
      and assumed conversions                                 87,179    89,337
                                                            ========   =======
Basic earnings (loss) per share                             $  (0.88)  $  0.16
                                                            ========   =======
Diluted earnings (loss) per share                           $  (0.88)  $  0.15
                                                            ========   =======

9.   OIL AND NATURAL GAS HEDGING ACTIVITIES

The Company may address market risk by selecting instruments with value fluctuations that correlate strongly with the underlying commodity being hedged. From time to time, the Company may enter into derivative contracts to hedge the price risks associated with a portion of anticipated future oil and natural gas production. While the use of hedging arrangements limits the downside risk of adverse price movements, it may also limit future gains from favorable movements. Under these agreements, payments are received or made based on the differential between a fixed and a variable product price. These agreements are settled in cash at or prior to expiration or are exchanged for physical delivery contracts. The Company does not obtain collateral to support the agreements, but monitors the financial viability of counter-parties and believes its credit risk is minimal on these transactions. In the event of nonperformance, the Company would be exposed to price risk. The Company has some risk of accounting loss since the price received for the product at the actual physical delivery point may differ from the prevailing price at the delivery point required for settlement of the hedging transaction.

The Company's results of operations and operating cash flows are impacted by changes in market prices for oil and natural gas. To mitigate a portion of the exposure to adverse market changes, the Company has entered into various derivative contracts. These contracts allow the Company to predict with greater certainty the oil and natural gas prices to be received for hedged production. Although derivatives often fail to achieve 100% effectiveness for accounting purposes, these derivative instruments continue to be highly effective in achieving the risk management objectives for which they were intended. These contracts have been designated as cash flow hedges as provided by Statement of Financial Accounting Standards ("SFAS") No. 133 and after-tax changes in fair value, excluding changes due to ineffectiveness, are recorded in other comprehensive income until earnings are affected by the variability in cash flows of the designated hedged item. Changes in fair value resulting from hedge ineffectiveness are reported in the consolidated statement of operations as a component of revenues. The Company recognized gains (losses) related to hedge ineffectiveness of $(0.2) million and $0.1 million during the three months ended September 30, 2006, and September 30, 2005, respectively, and $0.1 million and $(0.4) million during the nine months ended September 30, 2006, and September 30, 2005, respectively.

At September 30, 2006, the Company's oil and natural gas derivatives had an unrealized gain of $5.8 million ($3.8 million net of tax) which is recorded in accumulated other comprehensive income (loss) on the Company's consolidated balance sheet. Based upon September 30, 2006 oil and natural gas commodity prices, approximately $5.4 million of the gain deferred in accumulated other comprehensive income could potentially increase gross revenues over the next twelve months. As of September 30, 2006, the derivative contracts expire at various dates through July 31, 2008.

Net settlements under these contracts (reduced) increased oil and natural gas revenues by $2,572,000 and ($5,517,000) for the three months ended September 30, 2006 and 2005, respectively, and by $1,425,000 and ($12,340,000) for the nine months ended September 30, 2006 and 2005, respectively, as a result of hedging transactions.

The Notional Amount in the table below is equal to the total net volumetric hedge position of the Company during the periods presented. As of September 30, 2006, the positions hedged approximately 31% of the estimated proved developed natural gas production and 26% of the estimated proved developed oil production during the respective terms of the hedging agreements. The fair values of the hedges are based on the difference between the strike price and the New York Mercantile Exchange future prices for the applicable trading months.

The fair value of the Company's hedging agreements is recorded on the consolidated balance sheet as separately identified assets or liabilities. The estimated fair value of the hedging agreements as of September 30, 2006, is provided below:

                                                                                 Estimated
                                                                                Fair Value
                                                                             Asset (Liability)
                                  Notional    Floor Price   Ceiling Price   September 30, 2006
                         Type      Amount    ($ per unit)    ($ per unit)     (in thousands)
                        ------   ---------   ------------   -------------   ------------------
NATURAL GAS (MMBTU)
Oct 2006                Collar     140,000      $ 8.00          $14.50            $  532
Oct 2006 - May 2007     Collar   3,200,000      $ 8.00          $10.60             5,001
                                                                                  ------
   Total Natural Gas                                                               5,533
                                                                                  ------
CRUDE OIL (BBLS)
Oct 2006 - July 2007    Collar     135,000      $50.00          $74.00              (234)
Aug 2007 - April 2008   Collar      54,000      $60.00          $82.00                 8
May 2008 - July 2008    Collar      15,000      $60.00          $82.00                 2
Oct 2006 - July 2007    Collar      39,000      $60.00          $96.10                60
Aug 2007 - July 2008    Collar      52,000      $65.00          $93.15               189
Aug 2007 - July 2008    Collar      40,000      $70.00          $87.40               216
                                                                                  ------
   Total Crude Oil                                                                   241
                                                                                  ------
                                                                                  $5,774
                                                                                  ======

10.  STOCK-BASED COMPENSATION

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R which is a replacement statement to SFAS No. 123 entitled "Share-Based Payment." This statement also amends SFAS No. 95 entitled "Statement of Cash Flows." This statement addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for
(a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and generally requires instead that such transactions be accounted for using a fair-value-based method. The Company adopted the provisions of SFAS No. 123R on January 1, 2006, using the modified prospective method.

Compensation expense is recorded for stock option awards over the requisite vesting periods based upon the market value on the date of the grant. Stock-based compensation expense related to SFAS No. 123R of approximately $119,000 and $286,000 was recorded in the three months and nine months ended September 30, 2006, respectively. No stock-based compensation expense related to SFAS No. 123R was recorded in the three or nine month periods ended September 30, 2005.

The following is a pro-forma reconciliation of reported earnings and earnings per share as if the Company used the fair value method of accounting for stock-based compensation. Fair value is calculated using the Black-Scholes option-pricing model (in thousands except per share data).

                                                              Three Months    Nine Months
                                                                 Ended           Ended
                                                             September 30,   September 30,
                                                                  2005            2005
                                                             -------------   -------------
Net earnings applicable to common stockholders as reported      $3,276          $13,529
Stock-based compensation expense determined under fair
   value method for all awards, net of tax                         (64)            (162)
                                                                ------          -------
Pro forma earnings applicable to common stockholders            $3,212          $13,367
                                                                ======          =======
Basic earnings per share:
   As reported                                                  $ 0.04          $  0.16
   Pro forma                                                    $ 0.04          $  0.16
Diluted earnings per share:
   As reported                                                  $ 0.04          $  0.15
   Pro forma                                                    $ 0.04          $  0.15

11.  ASSET RETIREMENT OBLIGATIONS

On January 1, 2003, the Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement requires entities to record the fair value of a liability for legal obligations associated with the retirement obligations of tangible long-lived assets in the period in which it is incurred. The fair value of asset retirement obligation liabilities has been calculated using an expected present value technique. Fair value, to the extent possible, should include a market risk premium for unforeseeable circumstances. No market risk premium was included in the Company's asset retirement obligations fair value estimate since a reasonable estimate could not be made. When the liability is initially recorded, the entity increases the carrying amount of the related long-lived asset. Over time, accretion of the liability is recognized each period, and the capitalized cost is amortized over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. This standard requires the Company to record a liability for the fair value of dismantlement and abandonment costs of oil and natural gas properties, excluding salvage values.

The following table describes the change in the Company's asset retirement obligations for the nine months ended September 30, 2006, and for the year ended December 31, 2005 (thousands of dollars):

Asset retirement obligation at December 31, 2004     $ 9,624
Additional retirement obligations recorded in 2005       883
Settlements during 2005                                 (182)
Revisions to estimates during 2005                       519
Accretion expense for 2005                             1,120
                                                     -------
Asset retirement obligation at December 31, 2005      11,964
Additional retirement obligations recorded in 2006     4,437
Settlements during 2006                                 (191)
Revisions to estimates during 2006                        84
Accretion expense for 2006                             1,050
                                                     -------
Asset retirement obligation at September 30, 2006    $17,344
                                                     =======

The Company's revisions to estimates represent changes to the expected amount and timing of payments to settle the asset retirement obligations. These changes primarily result from obtaining new information about the timing of obligations to plug the natural gas and oil wells and costs to do so.

12.  LEASE OBLIGATIONS

In April 2006, the Company completed negotiations for an amendment to the current office building lease agreement that extends the current office lease until September 30, 2011. The base rental payments will be $1.7 million in 2007 and 2008, $1.8 million in 2009, $2.0 million in 2010 and $1.6 million in 2011.

13.  NEW ACCOUNTING PRONOUNCEMENTS

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 ("SAB 108"). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. The Company does not expect SAB 108 to have a material impact on our financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157 ("SFAS 157"), "Fair Value Measurements". SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is evaluating the impact, if any, that SFAS 157 will have on our financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL.

EAST TEXAS

The Company recently announced initial production test results on its Blackstone Minerals ("BSM") No. 1 well, located in Polk County, Texas in the Company's East Texas Austin Chalk/Woodbine Play. The well was recently tested over a two day period at gross daily flow rates as high as 27 million cubic feet of natural gas per day ("Mmcf/d") and as high as 1,500 barrels of oil per day ("BOPD"). Flowing tubing pressures were measured at ranges between 7,500 pounds per square inch ("psi") through an 18/64th-inch choke and 2,400 psi through a 48/64th-inch choke. The dual lateral well was placed on production and is in a "clean-up" of drilling fluids phase with intermittent fluctuations normally experienced during the first several day phases of production for wells similarly drilled and produced in the area. Pipeline constraints during the clean-up operations prevent the well from being produced at more than 20 Mmcf/d. The well was placed on production at a gross rate of approximately 18-20 Mmcf/d along with an additional 1,000 to 1,500 BOPD. The Company's working interest in the well is approximately 84% before payout (57% net) and 71% after payout (50% net), subject to terms of unitization, lease royalties, acreage and farmout agreements previously negotiated with the third party working and mineral interest owners in the well.

The well was drilled vertically to approximately 13,000 feet with two horizontal laterals and is on trend with other Austin Chalk wells in the area which are located approximately nine miles to the east. The Company expects that the well will display similar producing characteristics to other Austin Chalk wells in the area, with the typical hyperbolic decline curve from current production levels during the coming months.

The Company anticipates mobilizing two rigs (one rig for a one-well drilling and the second for an indeterminable time period at the discretion of the Company) into the area beginning in December 2006 to commence the drilling of additional laterals in at least two of three of the existing vertical wells that were drilled through the Austin Chalk during early 2006. The first well scheduled for the laterals is the Katherine Leary No. 1 well which is located northeast of the current well, followed by either the BSM No. 2 or No. 3 well.

The Company is also under way with the construction and purchase of two newly built drilling rigs in conjunction with an engineering design and fabrication/rig contractor. This contractor will ultimately operate, crew and maintain the rigs. Delivery of the rigs is currently expected during mid-summer 2007. The rigs will be mobilized to the Company's East Texas Austin Chalk play and, depending on the successes of the operations and commodity prices, the Company has plans for a two-rig, multi-well drilling program to exploit the Company's acreage under lease for an anticipated 3 to 5 year period.

Additionally, the Company has recently executed a lease and Joint Exploration Agreement with Blackstone Minerals LP et al to acquire approximately 20,300 gross acres (17,500 net), bringing the Company's and its working interest partners' acreage position to approximately 35,000 gross acres (30,000, net) in the area. Depending on unit configuration, Meridian estimates that this represents an additional 25 to 50 potential drilling locations to test the Austin Chalk and Woodbine formations. Working interest will vary between 25% and 92%.

SOUTH LOUISIANA

The Company has stepped up its drilling and completion activities in its south Louisiana region with two wells being placed on production during the fourth quarter 2006 and expectations of 4 to 6 additional wells to be drilled back to back beginning in the fourth quarter 2006.

At the "Y-Not" prospect, the J. A. Smith No. 1 well, located in the Company's Weeks Island field, Iberia Parish, Louisiana, was recently placed on production and is flowing into the sales pipeline at a gross rate of 2.5 Mmcf/d and 81 barrels of condensate per day ("BCPD") with no water. The well was drilled to approximately 16,000 feet and logged approximately 30 feet of overall gross gas pay in the Lower Miocene sand section. The Company owns an approximate 97% working interest (74% net revenue interest) in the well, subject to final unit surveys.

Further, the Company is currently drilling the Lake Arthur Reclamation No. 1 well in Cameron Parish, Louisiana on its North Grand Lake prospect. The well is scheduled to reach a total depth of approximately 16,000 feet to test the main Marg sand. The Company has a 55% before casing point (64% after casing point) working interest in this well, and the gross unrisked reserve target is between 25 and 50 BCF. The first of two casing strings has been set and the well is currently at a depth of approximately 13,000 feet.

Following the drilling of the North Grand Lake prospect, the Company will mobilize its barge rig under contract to the first of three additional Hackberry sand prospects located in Calcasieu Parish, Louisiana.

Additionally, the Company anticipates spudding of the Turtle Soup prospect located in Acadia Parish, Louisiana during the fourth quarter 2006, which is designed to test the Marg-Tex sands at an approximate depth of 15,000 feet with a gross unrisked reserve target of 50 BCFE. The Company will own a non-operating 23% working interest after payout.

The Apache La. Minerals No. 1 well on the Bayou Gentilly prospect, continues to await the pipeline operator's completion of the hot tap prior to production. Originally, the well was drilled and tested at approximately 6.5 Mmcfe/d prior to Hurricane Katrina during August 2005 but has been awaiting the pipeline company's mobilization of crews and equipment to the site since that date. Due to circumstances beyond our control, the tie-in date of this project has been extended monthly and is now scheduled for mid-November. The Company owns a 92% working interest in this well.

In the Biloxi Marshland area, the natural gas transmission company that takes gas from three of the four field production facilities will conduct scheduled maintenance of its pipeline estimated to begin in mid-November 2006. This maintenance will cause the shut-in of several wells in the Biloxi Marshland field for an estimated period of up to one month. The amount of production being shut-in during that time is estimated to be 25 Mmcf/d net. During this period, Meridian will make improvements to the three facilities as well as assist the crews performing line maintenance in an effort to expedite the return to production of our wells in a timely manner.

TEXAS GULF COAST (OFFSHORE)

In similar fashion to the stepped-up drilling in south Louisiana, as a result of the recent purchase by the Company of the Vintage Petroleum LLC south Texas offshore properties, the Company anticipates drilling 6 to 8 wells in this region during the upcoming quarters. Two of the wells have recently been drilled -- the Countiss McCracken No. 1 and the BP America No. 1 wells, located in Nueces Bay, San Patricio and Nueces Counties. Both of these wells were drilled to a total depth of approximately 13,000 feet and have been placed on production at gross daily flow rates of approximately 2.2 and 7.1 Mmcfe per day, respectively, from the lower Frio formation. Meridian has an approximate working interest of 25% in each well.

Additionally, during the fourth quarter 2006, the Company has entered into a contract for a rig to drill its ST 786 No. 12 well on its Indian Point prospect, also located in the Nueces Bay area immediately east of the wells described above. This well will target lower Frio sands similar to those encountered by the wells mentioned above and has been designed to be drilled to a total depth of 14,500 feet (MD). Meridian has a 49% working interest in this prospect and is the operator.

Additional prospects are being readied for drilling beginning in the first quarter 2007 and include the Company's Brazos 388 / 400 prospect and High Island 55 prospect, each a product of the Vintage purchase. Total gross unrisked reserve target exposure from drilling all of the prospects and wells acquired from Vintage ranges between 50 and 150 BCFE.

NORTH CENTRAL OKLAHOMA

During the fourth quarter of 2006, a rig will be moved onto location in the producing trend of the Hunton/Woodford De-watering Play to drill six initial wells to test two separate areas of the play--two saltwater disposal wells and sequentially four exploration/exploitation wells, each to an approximate depth of 7,500 feet. The Company, which will operate the field, owns approximately 20,000 acres in the area and has targeted gross unrisked reserves for this play of approximately 30 to 40 Bcfe. Meridian will own a 92% working interest position.

UNCONVENTIONAL RESOURCE PLAYS

In the Delaware Basin, the Company and its joint venture partner are currently reprocessing several 2-D seismic lines and plans to acquire approximately 77 miles of additional 2-D seismic during December 2006 over portions of their 75,000 acreage position. Plans are to initiate drilling operations during early 2007. Targeted formations are the Barnett and Woodford Shale sections which range between 5,500 and 8,500 feet. Meridian's 50% joint venture partner will operate substantially all of the drilling and production for the project.

In the New Albany Play of the Illinois Basin, the Company continues to acquire leases and currently owns an approximate 25,000-acre lease position. Targeted formations are the New Albany Shale at depths generally between 2,000 and 5,000 feet with an expected average thickness of 300 feet. Plans are being made to initiate drilling activities during late fourth quarter 2006 and continue through 2007. The Company's working interest in the play is approximately 92% with Meridian as operator.

In the Palo Duro Basin Play, the Company owns approximately 35,000 gross acres in Floyd and Motley Counties, Texas. The primary target formation is the Pennsylvanian Shale between 8,000 and 10,000 feet with an estimated average shale thickness of 1,000 feet. Several operators in the basin are in various stages of testing optimal drilling and completion techniques for wells in the area. The Company is currently developing its operational plan for the basin with expectations to initiate drilling during 2007. Meridian is the operator.

OTHER CONDITIONS.

INDUSTRY CONDITIONS. Revenues, profitability and future growth rates of Meridian are substantially dependent upon prevailing prices for oil and natural gas. Oil and natural gas prices have been extremely volatile in recent years and are affected by many factors outside of our control. Our average oil price (after adjustments for hedging activities) for the three months ended September 30, 2006, was $64.17 per barrel compared to $43.92 per barrel for the three months ended September 30, 2005, and $56.01 per barrel for the three months ended June 30, 2006. Our average natural gas price (after adjustments for hedging activities) for the three months ended September 30, 2006, was $7.16 per Mcf compared to $7.32 per Mcf for the three months ended September 30, 2005, and $7.29 per Mcf for the three months ended June 30, 2006. Fluctuations in prevailing prices for oil and natural gas have several important consequences to us, including affecting the level of cash flow received from our producing properties, the timing of exploration of certain prospects and our access to capital markets, which could impact our revenues, profitability and ability to maintain or increase our exploration and development program.

IMPAIRMENT OF LONG-LIVED ASSETS. A decline in oil and natural gas prices as of September 30, 2006, resulted in a non-cash impairment of $134.9 million ($87.7 million after tax) of the Company's oil and natural gas properties under the full cost method of accounting. See Note 2, Impairment of Long-Lived Assets, for additional information.

Due to the substantial volatility in oil and natural gas prices and their effect on the carrying value of the Company's proved oil and natural gas reserves, there can be no assurance that future write-downs will not be required as a result of factors that may negatively affect the present value of proved oil and natural gas reserves and the carrying value of oil and natural gas properties, including volatile oil and natural gas prices, downward revisions in estimated proved oil and natural gas reserve quantities and unsuccessful drilling activities.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2005

OPERATING REVENUES. Third quarter 2006 oil and natural gas revenues, which include oil and natural gas hedging activities (see Note 9 of Notes to Consolidated Financial Statements), increased $9.1 million (25%) as compared to third quarter 2005 revenues due to a 10% increase in average commodity prices on a natural gas equivalent basis, and a 14% increase in production volumes. Oil and natural gas production volume totaled 5,715 Mmcfe for the third quarter of 2006 compared to 5,010 Mmcfe for the comparable period of 2005. Our average daily production increased from 54.5 Mmcfe during the third quarter of 2005 to
62.1 Mmcfe for the third quarter of 2006. The increase in average daily production volumes between the two periods is due in part to hurricane-related losses in 2005. Additional variance differences can be attributed to new discoveries brought on between the comparable periods more than offset by natural production declines.

The following table summarizes the Company's operating revenues, production volumes and average sales prices for the three months ended September 30, 2006 and 2005:

                                 THREE MONTHS
                                    ENDED
                                SEPTEMBER 30,
                              -----------------    INCREASE
                                2006      2005    (DECREASE)
                              -------   -------   ----------
Production Volumes:
   Oil (Mbbl)                     230       203      13%
   Natural gas (MMcf)           4,337     3,790      14%
   Mmcfe                        5,715     5,010      14%

Average Sales Prices:
   Oil (per Bbl)              $ 64.17   $ 43.92      46%
   Natural gas (per Mcf)      $  7.16   $  7.32      (2%)
   Mmcfe                      $  8.01   $  7.32      10%

Operating Revenues (000's):
   Oil                        $14,760   $ 8,916      66%
   Natural gas                 31,035    27,748      12%
                              -------   -------
   Total Operating Revenues   $45,795   $36,664      25%
                              =======   =======

OPERATING EXPENSES. Oil and natural gas operating expenses on an aggregate basis increased $3.1 million (89%) to $6.5 million during the third quarter of 2006, compared to $3.4 million in 2005. On a unit basis, lease operating expenses increased $0.45 per Mcfe to $1.13 per Mcfe for the third quarter of 2006 from $0.68 per Mcfe for the third quarter of 2005. Lease operating expense increased between the periods primarily due to additional properties acquired and drilled since the last period, industry wide increases in service costs and significantly higher insurance costs resulting from last year's hurricane season. The Company's insurance rates increased by more than four times the previous year's annual premiums and represented $1.5 million during the third quarter of 2006. The Company anticipates that the higher insurance costs for properties in its Gulf Coast producing region will continue in effect for the foreseeable future.

SEVERANCE AND AD VALOREM TAXES. Severance and ad valorem taxes increased $1.0 million (46%) to $3.2 million for the third quarter of 2006, compared to $2.2 million during the same period in 2005 primarily because of an increase in oil prices, a higher natural gas tax rate, and an increase in production. Meridian's oil and natural gas production is primarily from Louisiana, and is therefore subject to Louisiana severance tax. The severance tax rates for Louisiana are 12.5% of gross oil revenues and $0.373 per Mcf for natural gas, an increase from $0.252 per Mcf for the third quarter of 2006. On an equivalent unit of production basis, severance and ad valorem taxes increased to $0.56 per Mcfe from $0.44 per Mcfe for the comparable three-month period.

DEPLETION AND DEPRECIATION. Depletion and depreciation expense increased $8.5 million (43%) during the third quarter of 2006 to $28.2 million, from $19.7 million for the same period of 2005. This was primarily the result of an increase in the depletion rate as compared to the 2005 period and an increase in oil and natural gas production. On a unit basis, depletion and depreciation expense increased by $1.00 per Mcfe, to $4.94 per Mcfe for the three months ended September 30, 2006, compared to $3.94 per Mcfe for the same period in 2005, primarily due to the impact of negative reserve revisions during 2005 and the rising costs in the industry for current and projected capital expenditures. As a result of the below-referenced ceiling test write-down, the Company's future depletion rate is expected to decrease.

IMPAIRMENT OF LONG-LIVED ASSETS. A decline in oil and natural gas prices as of September 30, 2006, resulted in the Company recognizing a non-cash impairment totaling $134.9 million ($87.7 million after tax) of its oil and natural gas properties under the full cost method of accounting. Additionally, the effect of this write-down is projected to result in a decrease in the Company's anticipated future depletion rate. See Note 2, Impairment of Long-Lived Assets, for additional information.

GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense was $4.4 million for 2006 and $4.0 million for 2005. This increase was primarily due to increased compensation costs and professional service fees, partially offset by lower accounting costs. On an equivalent unit of production basis, general and administrative expenses decreased $0.03 per Mcfe to $0.76 per Mcfe for the third quarter of 2006 compared to $0.79 per Mcfe for the comparable 2005 period primarily due to increased production rates between the periods. Stock-based compensation expense related to SFAS No. 123R of approximately $119,000 was recorded in the three months ended September 30, 2006. No stock-based compensation related to SFAS No. 123R expense was recorded in the three month period ended September 30, 2005.

HURRICANE DAMAGE REPAIRS. This expense of $0.6 million is related to damages incurred from hurricanes Katrina and Rita, primarily related to the Company's repair costs in excess of insured values.

INTEREST EXPENSE. Interest expense increased $0.3 million (23%), to $1.5 million for the third quarter of 2006 in comparison to the third quarter of 2005. The increase is primarily a result of increased interest rates.

NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2005

OPERATING REVENUES. Oil and natural gas revenues during the nine months ended September 30, 2006, increased $17.8 million (14%) as compared to revenues during the same period in 2005 due to a 24% increase in average commodity prices on a natural gas equivalent basis, partially offset by a 9% decrease in production volumes. The variance in average daily production volumes between the two periods is due in part to mechanical issues caused by the 2005 hurricanes that delayed returning production in the earlier part of 2006 to pre-storm levels. Additional variance differences can be attributed to natural production declines partially offset by new discoveries brought on between the comparable periods. Our average daily production decreased from 72.2 Mmcfe during the first nine months of 2005 to 65.9 Mmcfe for the first nine months of 2006. Oil and natural gas production volume totaled 17,997 Mmcfe for the first nine months of 2006, compared to 19,706 Mmcfe for the comparable period of 2005.

The following table summarizes the Company's operating revenues, production volumes and average sales prices for the nine months ended September 30, 2006 and 2005:

                               NINE MONTHS ENDED
                                 SEPTEMBER 30,
                              -------------------    INCREASE
                                2006       2005     (DECREASE)
                              --------   --------   ----------
Production Volumes:
   Oil (Mbbl)                      653        680       (4%)
   Natural gas (MMcf)           14,081     15,623      (10%)
   Mmcfe                        17,997     19,706       (9%)

Average Sales Prices:
   Oil (per Bbl)              $  56.59   $  36.03       57%
   Natural gas (per Mcf)      $   7.94   $   6.81       17%
   Mmcfe                      $   8.26   $   6.64       24%

Operating Revenues (000's):
   Oil                        $ 36,939   $ 24,519       51%
   Natural gas                 111,784    106,363        5%
                              --------   --------
   Total Operating Revenues   $148,723   $130,882       14%
                              ========   ========

OPERATING EXPENSES. Oil and natural gas operating expenses on an aggregate basis increased $3.8 million (31%) to $16.0 million during the first nine months of 2006, compared to $12.2 million in 2005. On a unit basis, lease operating expenses increased $0.27 per Mcfe to $0.89 per Mcfe for the first nine months of 2006 from $0.62 per Mcfe for the comparable period of 2005. Oil and natural gas operating expenses increased primarily due to additional properties acquired and wells drilled since last year, industry wide increases in service costs and significantly higher insurance costs resulting from last year's hurricane season. The Company's insurance rates increased by more than four times the previous year's annual premiums and represented $1.7 million of the increase for the comparable periods. The Company anticipates that the higher insurance costs will continue in effect for the foreseeable future.

SEVERANCE AND AD VALOREM TAXES. Severance and ad valorem taxes increased $1.8 million (28%) to $8.5 million for the first nine months of 2006, compared to $6.7 million during the same period in 2005 primarily because of an increase in oil prices and a higher natural gas tax rate, partially offset by a decrease in oil and natural gas production. Meridian's oil and natural gas production is primarily from Louisiana, and is therefore subject to Louisiana severance tax. The severance tax rates for Louisiana are 12.5% of gross oil revenues and were $0.373 per Mcf (effective July 1, 2006) for natural gas. For the first six months of 2006 and the last six months of 2005, the rate was $0.252 per Mcf for natural gas, an increase from $0.208 per Mcf for the first half of 2005. On an equivalent unit of production basis, severance and ad valorem taxes increased to $0.47 per Mcfe in 2006 from $0.34 per Mcfe for the comparable nine-month period in 2005.

DEPLETION AND DEPRECIATION. Depletion and deprecation expense increased $14.9 million (21%) during the first nine months of 2006 to $85.4 million, from $70.5 million for the same period of 2005. This was primarily the result of an increase in the depletion rate as compared to the 2005 period, partially offset by the decline in oil and natural gas production. On a unit basis, depletion and depreciation expense increased by $1.17 per Mcfe, to $4.75 per Mcfe for the nine months ended September 30, 2006, compared to $3.58 per Mcfe for the same period in 2005. As a result of the below-referenced ceiling test write-down, the Company's future depletion rate is expected to decrease.

IMPAIRMENT OF LONG-LIVED ASSETS. A decline in oil and natural gas prices as of September 30, 2006, resulted in the Company recognizing a non-cash impairment totaling $134.9 million ($87.7 million after tax) of its oil and natural gas properties under the full cost method of accounting. Additionally, the effect of this write-down is projected to result in a decrease in the Company's anticipated future depletion rate. See Note 2, Impairment of Long-Lived Assets, for additional information.

GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense was $13.9 million for the first nine months of 2006 and for the same period in 2005 was $13.3 million. The increase is primarily due to increased compensation costs, partially offset by a decrease in professional services. On an equivalent unit of production basis, general and administrative expenses increased $0.09 per Mcfe to $0.77 per Mcfe for the first nine months of 2006 compared to $0.68 per Mcfe for the comparable 2005 period. Stock-based compensation expense related to SFAS No. 123R of approximately $286,000 was recorded in the nine months ended September 30, 2006. No stock-based compensation expense related to SFAS No.123R was recorded in the nine-month period ended September 30, 2005.

HURRICANE DAMAGE REPAIRS. This expense of $3.0 million is related to damages incurred from hurricanes Katrina and Rita, primarily related to the Company's insurance deductible and repair costs in excess of insured values.

INTEREST EXPENSE. Interest expense increased $1.0 million (32%), to $4.3 million for the first nine months of 2006 in comparison to the first nine months of 2005. The increase is primarily a result of increased interest rates.

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL. During the first nine months of 2006, Meridian's capital expenditures were internally financed with cash from operations. As of September 30, 2006, the Company had a cash balance of $44.9 million and working capital of $32.0 million.

CASH FLOWS. Net cash provided by operating activities was $114.2 million for the nine months ended September 30, 2006, as compared to $96.4 million for the same period in 2005. The increase of $17.8 million was primarily due to higher crude oil and natural gas commodity prices, partially offset by lower production volumes.

Net cash used in investing activities was $96.6 million during the nine months ended September 30, 2006, versus $103.9 million in the first nine months of 2005. This decrease was primarily due to the proceeds received from the sale of seismic data.

Cash flows provided by financing activities during the first nine months of 2006 were $4.1 million, compared to cash used in financing activities of $1.1 million during the first nine months of 2005. This increase in cash provided by financing activities was primarily due to note borrowings related to the Company's insurance renewal and reduced preferred stock dividends.

CREDIT FACILITY. On December 23, 2004, the Company amended its credit facility to provide for a four-year $200 million senior secured credit facility (the "Credit Facility") with Fortis Capital Corp., as administrative agent, sole lead arranger and bookrunner; Comerica Bank as syndication agent; and Union Bank of California as documentation agent. Bank of Nova Scotia, Allied Irish Banks P.L.C., RZB Finance LLC and Standard Bank PLC completed the syndication group. As of September 30, 2006, and as of December 31, 2005, the borrowing base under the Credit Facility was $130 million. The borrowing base under the Credit Facility was redetermined by the syndication group to be $120 million effective October 31, 2006. Repayments of $10 million were made during the second quarter of 2006 and a subsequent borrowing of $10 million was made during the third quarter of 2006 resulting in an outstanding balance of $75 million on September 30, 2006.

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

Obligations under the Credit Facility are secured by pledges of outstanding capital stock of the Company's subsidiaries and by a first priority lien on not less than 75% (95% in the case of an event of default) of its present value of proved oil and natural gas properties. In addition, the Company is required to deliver to the lenders and maintain satisfactory title opinions covering not less than 70% of the present value of proved oil and gas properties. The Credit Facility also contains other restrictive covenants, including, among other items, maintenance of certain financial ratios, restrictions on cash dividends on common stock and under certain circumstances preferred stock, limitations on the redemption of preferred stock and an unqualified audit report on the Company's consolidated financial statements. As of September 30, 2006, management believes that the Company is in compliance with all of the covenants of the Credit Facility.

Under the Credit Facility, the Company may secure either (i) (a) an alternative base rate loan that bears interest at a rate per annum equal to the greater of the administrative agent's prime rate; or (b) federal funds-based rate plus 0.5%, plus an additional 0.5% to 1.25% depending on the ratio of the aggregate outstanding loans and letters of credit to the borrowing base or; (ii) a Eurodollar base rate loan that bears interest, generally, at a rate per annum equal to the London interbank offered rate ("LIBOR") plus 1.5% to 2.25%, depending on the ratio of the aggregate outstanding loans and letters of credit to the borrowing base. At September 30, 2006, the three-month LIBOR interest rate was 5.37%. The Credit Facility also provides for commitment fees of 0.375% calculated on the difference between the borrowing base and the aggregate outstanding loans under the Credit Facility.

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

CAPITAL EXPENDITURES. Total capital expenditures for the nine month period approximated $108 million. Our strategy is to blend exploration drilling activities with high-confidence workover and development projects in order to capitalize on periods of high commodity prices. Capital expenditures were for acreage acquisitions, exploratory drilling, geological and geophysical, workovers, related capitalized general and administrative expenses and a marginal amount related to producing properties. During 2006, the Company has drilled 16 wells, six of which were placed on production, four have been logged with apparent pay and six were unproductive wells. In addition, the Company has drilled two wells in the East Texas project area through the vertical section of the well bore and logged apparent Austin Chalk pay. Operations on the wells have been suspended pending the return of a drilling rig to drill the horizontal sections of the well bore, and two additional wells are at various stages of drilling.

The 2006 capital expenditures plan is currently forecast at approximately $153 million. The actual expenditures will be determined based on a variety of factors, including prevailing prices for oil and natural gas, our expectations as to future pricing and the level of cash flow from operations. We currently anticipate funding the 2006 plan utilizing cash flow from operations. When appropriate, excess cash flow from operations beyond that needed for the 2006 capital expenditures plan will be used to develop additional exploration prospects or direct payment of debt.

DIVIDENDS. It is our policy to retain existing cash for reinvestment in our business, and therefore, we do not anticipate that dividends will be paid with respect to the Company's common stock in the foreseeable future. A semi-annual cash dividend of $1.3 million was paid in January 2005 on the Company's 8.5% Redeemable Convertible Preferred Stock.

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

FULL-COST CEILING TEST. At the end of each quarter, the unamortized cost of oil and natural gas properties, net of related deferred income taxes, is limited to the sum of the estimated future net revenues from proved properties using period-end prices, after giving effect to qualifying cash flow hedge positions discounted at 10%, and the lower of cost or fair value of unproved properties adjusted for related income tax effects.

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

Accordingly, based on September 30, 2006, pricing of $4.17 per mcfe of natural gas and $63.37 per barrel of oil, the Company recognized a non-cash impairment of $134.9 million ($87.7 million after tax) of the Company's oil and natural gas properties under the full cost method of accounting. Due to the imprecision in estimating oil and natural gas revenues as well as the potential volatility in oil and natural gas prices and their effect on the carrying value of our proved oil and natural gas reserves, there can be no assurance that future write-downs will not be required as a result of factors that may negatively affect the present value of proved oil and natural gas reserves and the carrying value of oil and natural gas properties, including volatile oil and natural gas prices, downward revisions in estimated proved oil and natural gas reserve quantities and unsuccessful drilling activities.

BORROWING BASE FOR THE CREDIT FACILITY. The Credit Facility, with Fortis Capital Corp. as administrative agent, is subject to semi-annual borrowing base redeterminations, April 30 and October 31 of each year. The borrowing base is redetermined on numerous factors including current reserve estimates, reserves that have recently been added, current commodity prices, current production rates and estimated future net cash flows. These factors have associated risks with each of them. Reductions or increases in the borrowing base will be determined by these factors, which, to a significant extent, are not under the Company's control. As of September 30, 2006, and as of December 31, 2005, the borrowing base under the Credit Facility was $130 million. The borrowing base under the Credit Facility was redetermined by the syndication group to be $120 million effective October 31, 2006.

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

The Company has entered into certain derivative contracts as summarized in the table below. The Notional Amount is equal to the total net volumetric hedge position of the Company during the periods presented. As of September 30, 2006, the positions hedged approximately 31% of the estimated proved developed natural gas production and 26% of the estimated proved developed oil production during the respective terms of the contracts. The fair values of the hedges are based on the difference between the strike price and the New York Mercantile Exchange future prices for the applicable trading months.

                                                                                 Estimated
                                                                                Fair Value
                                                                             Asset (Liability)
                                  Notional    Floor Price   Ceiling Price   September 30, 2006
                         Type      Amount    ($ per unit)    ($ per unit)     (in thousands)
                        ------   ---------   ------------   -------------   ------------------
NATURAL GAS (MMBTU)
Oct 2006                Collar     140,000      $ 8.00          $14.50            $  532
Oct 2006 - May 2007     Collar   3,200,000      $ 8.00          $10.60             5,001
                                                                                  ------
   Total Natural Gas                                                               5,533
                                                                                  ------
CRUDE OIL (BBLS)
Oct 2006 - July 2007    Collar     135,000      $50.00          $74.00              (234)
Aug 2007 - April 2008   Collar      54,000      $60.00          $82.00                 8
May 2008 - July 2008    Collar      15,000      $60.00          $82.00                 2
Oct 2006 - July 2007    Collar      39,000      $60.00          $96.10                60
Aug 2007 - July 2008    Collar      52,000      $65.00          $93.15               189
Aug 2007 - July 2008    Collar      40,000      $70.00          $87.40               216
                                                                                  ------
   Total Crude Oil                                                                   241
                                                                                  ------
                                                                                  $5,774
                                                                                  ======

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We conducted an evaluation under the supervision and with the participation of Meridian's management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the third quarter of 2006. Based upon that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that the design and operation of our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors during the third quarter of 2006 that could significantly affect these controls.

CHANGES IN INTERNAL CONTROLS

During the three month period ended September 30, 2006, there were no changes in the Company's internal control over financial reporting that have materially affected or are reasonably likely to materially affect such internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

H. L. HAWKINS LITIGATION. In December 2004, the estate of H.L. Hawkins filed a claim against Meridian for damages "estimated to exceed several million dollars" for Meridian's alleged gross negligence and willful misconduct under certain agreements concerning certain wells and property in the S.W. Holmwood and E. Lake Charles Prospects in Calcasieu Parish in Louisiana, as a result of Meridian's satisfying a prior adverse judgment in favor of Amoco Production Company. Meridian has filed an answer denying Hawkins' claims and asserted a counterclaim for attorney's fees, court costs and other expenses, and for declaratory relief that

Meridian is entitled to retain the amounts that it had been paid by Hawkins. The Company has not provided any amount for this matter in its financial statements at September 30, 2006.

TITLE/LEASE DISPUTES. Title and lease disputes may arise due to various events that have occurred in the various states in which the Company operates. These disputes are usually small and could lead to the Company over- or under-stating our reserves when a final resolution to the title dispute is made.

ENVIRONMENTAL LITIGATION. Various landowners have sued Meridian (along with numerous other oil companies) in various similar lawsuits concerning several fields in which the Company has had operations. The lawsuits seek injunctive relief and other relief, including unspecified amounts in both actual and punitive damages for alleged breaches of mineral leases and alleged failure to restore the plaintiffs' lands from alleged contamination and otherwise from the defendants' oil and gas operations. The Company, in certain instances, has indemnified third parties from the claims made in these lawsuits. The Company has not provided any amount for these matters in its financial statements at September 30, 2006.

LITIGATION INVOLVING INSURABLE ISSUES. There are no other material legal proceedings which exceed our insurance limits to which Meridian or any of its subsidiaries is a party or to which any of its property is subject, other than ordinary and routine litigation incidental to the business of producing and exploring for crude oil and natural gas.

ITEM 1A. RISK FACTORS.

For a discussion of the Company's risk factors, see Item 1A, "Risk Factors", in the Company's Form 10-K for the year ended December 31, 2005. There have been no changes to these risk factors during the quarter ended September 30, 2006.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On August 31, 2006, the Company issued 2,005,731 shares of common stock at a value of $7,000,000 as a portion of the funding for an approximate $20 million acquisition of properties from Vintage Petroleum LLC. The shares issued in connection with the acquisition were not registered under the Securities Act of 1933, as amended, in reliance on Section 4(2) of that Act as a transaction by an issuer not involving any public offering. See Note 7 of the Notes to Consolidated Financial Statements.

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

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                                  (Registrant)


Date: November 9, 2006                 By: /s/ LLOYD V. DELANO
                                           -------------------------------------
                                           Lloyd V. DeLano
                                           Senior Vice President
                                           Chief Accounting Officer

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