Form 10-K
period 2006-12-31
MERIDIAN RESOURCE CORP
filed 2007-03-15
CIK 869369

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2006

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one.)

Large Accelerated Filer [ ]   Accelerated Filer [X]   Non-Accelerated Filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes [ ]   No [X]

Aggregate market value of shares of common stock held by
non-affiliates of the Registrant at June 30, 2006                   $301,423,766

Number of shares of common stock outstanding at March 1, 2007:        89,259,250

                       DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Form (Items 10, 11, 12, 13 and 14) is incorporated by reference from the registrant's Proxy Statement to be filed on or before April 30, 2007.

                        THE MERIDIAN RESOURCE CORPORATION
                               INDEX TO FORM 10-K

                                                                            Page
                                                                            ----
                                     PART I

Item 1.  Business                                                             3
Item 1A. Risk Factors                                                        13
Item 1B. Unresolved Staff Comments                                           18
Item 2.  Properties                                                          18
Item 3.  Legal Proceedings                                                   19
Item 4.  Submission of Matters to a Vote of Security Holders                 19

                                     PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder
            Matters and Issuer Purchases of Equity Securities                20
Item 6.  Selected Financial Data                                             21
Item 7.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                            22
Item 7A. Quantitative and Qualitative Disclosures about Market Risk          36
Item 8.  Financial Statements and Supplementary Data                         41
Item 9.  Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure                                             74
Item 9A. Controls and Procedures                                             74
Item 9B. Other Information                                                   75

                                    PART III

Item 10. Directors, Executive Officers and Corporate Governance              76
Item 11. Executive Compensation                                              76
Item 12. Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder Matters                                  76
Item 13. Certain Relationships and Related Transactions, and Director
            Independence                                                     76
Item 14. Principal Accountant Fees and Services                              76

                                     PART IV

Item 15. Exhibits and Financial Statement Schedules                          76

         Signatures                                                          80

                                     PART I

ITEM 1. BUSINESS

GENERAL

The Meridian Resource Corporation ("Meridian" or the "Company") is an independent oil and natural gas company that explores for, acquires and develops oil and natural gas properties utilizing 3-D seismic technology. Our operations have historically focused on the onshore oil and natural gas regions in south Louisiana, the Texas Gulf Coast and offshore in the Gulf of Mexico. During 2006, the Company began to diversify its oil and natural gas exploration and development portfolio to include longer-lived reserve properties with the addition of its east and west Texas, north-central Oklahoma and Kentucky exploration and development opportunities. Successful wells in these areas generally exhibit lower initial production rates than the Company's traditional styled exploration and development, yet increase the overall reserve life of the Company. As of December 31, 2006, we had proved reserves of 95 Bcfe with a present value of future net cash flows before income taxes of approximately $337 million ($328 million after tax). Seventy percent (70%) of our proved reserves were natural gas and approximately seventy-two percent (72%) were classified as proved developed. We own interests in 24 fields and 121 wells, and we operate approximately 82% of our total production.

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

Our people, high cash flows, strategic acreage positions and database of 2-D and 3-D seismic data provide us with a significant presence in the core Gulf Coast area and beyond, enabling us to exploit multiple exploratory and development prospects in multiple basins. The Company's goal is to balance its current capital expenditures such that it can add reserves and production from longer-lived reserves to equate to up to 50% of total production and reserves.

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

We currently have interests in leases and options to lease acreage in approximately 329,000 gross acres in Louisiana, Texas, Oklahoma, Kentucky and the Gulf of Mexico, including approximately 100,000 net acres located in unconventional gas regions. We also have rights or access to approximately 8,000 square miles of 3-D seismic data, which we believe to be one of the largest positions held by a company of our size operating in our core areas of operation.

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

In addition, we have extended our exploration inventory (and therefore our strategy) to include multiple unconventional (tight gas) and resource (shale-styled) plays. As with our conventional exploration efforts, we believe that we will have a competitive advantage in our expanded areas of exploration because of our approach to each - retaining the best of experienced technical teams, who understand not only the exploration aspects, but also the crucial methods and techniques best suited for drilling and completion activities in each area. As we proceed, we will continue to better control our positions by acquiring large acreage positions and controlling our costs. We believe that our continued, methodical application of the latest technology to the development of exploration concepts, as well as to drilling and completion procedures in these new and expanded areas of exploration, will provide the Company continued success in the future development of new oil and natural gas reserves.

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

OIL AND NATURAL GAS PROPERTIES

The following table sets forth production and reserve information by region with respect to our proved oil and natural gas reserves as of December 31, 2006. The reserve volumes were reviewed by T. J. Smith & Company, Inc., independent reservoir engineers.

                                                                                              GULF OF
                                                                          LOUISIANA   TEXAS    MEXICO     TOTAL
                                                                          ---------   -----   -------   --------
PRODUCTION FOR THE YEAR ENDED DECEMBER 31, 2006
   Oil (MBbls).........................................................        786       27       46         859
   Natural Gas (MMcf)..................................................     17,035      615      520      18,170
RESERVES AS OF DECEMBER 31, 2006
   Oil (MBbls).........................................................      3,681      109      946       4,736
   Natural Gas (MMcf)..................................................     56,009    2,813    7,993      66,815
ESTIMATED FUTURE NET CASH FLOWS ($000)(1)..............................                                 $442,705
PRESENT VALUE OF FUTURE NET CASH FLOWS BEFORE INCOME TAXES ($000)(1)...                                 $336,901
STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS ($000)(1).....                                 $327,899

(1) The Standardized Measure of Discounted Future Net Cash Flows represents the Present Value of Future Net Cash Flows after income taxes of $9.0 million, discounted at 10%. For calculating the Estimated Future Net Cash Flows, the Present Value of Future Net Cash Flows and the Standardized Measure of Discounted Future Net Cash Flows as of December 31, 2006, we used the expected realized prices at December 31, 2006, which averaged $63.32 per Bbl of oil and $5.69 per Mcf of natural gas over the estimated life of the properties and do not reflect the impact of hedges.

PRODUCTIVE WELLS

At December 31, 2006, 2005 and 2004, we held interests in the following productive wells. As of December 31, 2006, we own 24 gross (4.3 net) wells in the Gulf of Mexico which are outside operated and net to 2.1 oil wells and 2.2 natural gas wells. In addition, of the total well count for 2006, 7 wells (3.2 net) are multiple completions.

                             2006          2005          2004
                         -----------   -----------   -----------
                         GROSS   NET   GROSS   NET   GROSS   NET
                         -----   ---   -----   ---   -----   ---
Oil Wells.............     44     28     35     24     35     22
Natural Gas Wells.....     77     43     69     39     68     34
                          ---    ---    ---    ---    ---    ---
   Total..............    121     71    104     63    103     56
                          ===    ===    ===    ===    ===    ===

OIL AND NATURAL GAS RESERVES

Presented below are our estimated quantities of proved reserves of crude oil and natural gas, Future Net Cash Flows, Present Value of Future Net Revenues and the Standardized Measure of Discounted Future Net Cash Flows as of December 31, 2006. Information set forth in the following table is based on reserve reports prepared in accordance with the rules and regulations of the SEC. The reserves and associated cash flows were reviewed by T. J. Smith & Company, Inc., independent reservoir engineers.

                                                                            PROVED RESERVES AT DECEMBER 31, 2006
                                                                     --------------------------------------------------
                                                                     DEVELOPED     DEVELOPED
                                                                     PRODUCING   NON-PRODUCING   UNDEVELOPED     TOTAL
                                                                     ---------   -------------   -----------   --------
                                                                                   (DOLLARS IN THOUSANDS)
Net Proved Reserves:
Oil (MBbls) ......................................................      1,710        1,441           1,585        4,736
Natural Gas (MMcf) ...............................................     30,095       19,158          17,562       66,815
Natural Gas Equivalent (MMcfe) ...................................     40,354       27,806          27,069       95,229
Estimated Future Net Cash Flows(1) ...............................                                             $442,705
Present Value of Future Net Cash Flows (before income taxes)(1) ..                                             $336,901
Standardized Measure of Discounted Future Net Cash Flows(1) ......                                             $327,899

----------
(1) The Standardized Measure of Discounted Future Net Cash Flows represents the Present Value of Future Net Cash Flows after income taxes of $9.0 million, discounted at 10%. For calculating the Estimated Future Net Cash Flows, the Present Value of Future Net Cash Flows and the Standardized Measure of Discounted Future Net Cash Flows as of December 31, 2006, we used the expected realized prices at December 31, 2006, which averaged $63.32 per Bbl of oil and $5.69 per Mcf of natural gas over the estimated life of the properties and do not reflect the impact of hedges.

You can read additional reserve information in our Consolidated Financial Statements and the Supplemental Oil and Natural Gas Disclosures (unaudited) included elsewhere herein. We have not included estimates of total proved reserves, comparable to those disclosed herein, in any reports filed with federal authorities other than the SEC.

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

OIL AND NATURAL GAS DRILLING ACTIVITIES

The following table sets forth the gross and net number of productive and dry exploratory and development wells that we drilled and completed in 2006, 2005 and 2004.

                                         GROSS WELLS                 NET WELLS
                                  ------------------------   -------------------------
                                  PRODUCTIVE   DRY   TOTAL   PRODUCTIVE    DRY   TOTAL
                                  ----------   ---   -----   ----------   ----   -----
EXPLORATORY WELLS
Year ended December 31, 2006...        7         7     14        4.1       5.4     9.5
Year ended December 31, 2005...       10        13     23        8.0      10.8    18.8
Year ended December 31, 2004...       16        11     27       14.7       8.9    23.6

DEVELOPMENT WELLS
Year ended December 31, 2006...        1        --      1        0.7        --     0.7
Year ended December 31, 2005...        1        --      1        0.3        --     0.3
Year ended December 31, 2004...        4        --      4        3.2        --     3.2

Meridian had 8 gross (4.9 net) wells in progress at December 31, 2006.

PRODUCTION

The following table summarizes the net volumes of oil and natural gas produced and sold, and the average prices received with respect to such sales (net of commodity hedge gains/losses), from all properties in which Meridian held an interest during 2006, 2005 and 2004.

                                             YEAR ENDED DECEMBER 31,
                                           ---------------------------
                                             2006      2005      2004
                                           -------   -------   -------
PRODUCTION:
   Oil (MBbls) .........................       859       882     1,270
   Natural gas (MMcf) ..................    18,170    20,490    27,839
   Natural gas equivalent (MMcfe) ......    23,323    25,781    35,457

AVERAGE PRICES:
   Oil ($/Bbl) .........................   $ 55.73   $ 39.29   $ 28.40
   Natural gas ($/Mcf) .................   $  7.77   $  7.84   $  5.98
   Natural gas equivalent ($/Mcfe) .....   $  8.11   $  7.57   $  5.71

PRODUCTION EXPENSES:
   Lease operating expenses ($/Mcfe) ...   $  0.97   $  0.61   $  0.40
   Severance and ad valorem
      taxes ($/Mcfe) ...................   $  0.48   $  0.34   $  0.26

ACREAGE

The following table sets forth the developed and undeveloped oil and natural gas leasehold acreage in which Meridian held an interest as of December 31, 2006. Undeveloped acreage is considered to be those lease acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas, regardless of whether or not such acreage contains proved reserves.

                             DECEMBER 31, 2006
                    -----------------------------------
                       DEVELOPED         UNDEVELOPED
                    ---------------   -----------------
      REGION         GROSS     NET     GROSS      NET
      ------        ------   ------   -------   -------
LOUISIANA .......   34,275   16,020    15,877    10,885
OKLAHOMA ........    1,648      698    19,319    18,850
KENTUCKY ........       --       --    23,703    21,956
TEXAS ...........    6,458    4,423   156,196    83,738
GULF OF MEXICO ..   45,279    8,868    19,908    12,824
                    ------   ------   -------   -------
   TOTAL ........   87,660   30,009   235,003   148,253
                    ======   ======   =======   =======

In addition to the above acreage, we currently have options or farm-ins to acquire leases on approximately 6,638 gross (5,969 net) acres of undeveloped land located in Louisiana. Our fee holdings of approximately 25 developed acres and 4,300 undeveloped acres have been included in the acreage table above and have been reduced to reflect the interest that we have leased to third parties. Our undeveloped acreage, including optioned acreage, expires during the next three years at the rate of 9,400 acres in 2007, 25,800 acres in 2008, and 43,900 acres in 2009.

GEOLOGIC/LAND AND OPERATIONS GEOPHYSICAL EXPERTISE

Meridian employs approximately 95 full-time non-union employees and 17 contract employees. This staff includes geologists, geophysicists, land and engineering staff with over 510 combined years of experience in generating and developing onshore and offshore prospects in the regions in which we operate. Our geologists and geophysicists generate and review all prospects using 2-D and 3-D seismic technology and analogues to producing wells in the areas of interest.

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

The following table sets forth purchasers of our oil and natural gas that accounted for more than 10% of total revenues for 2006, 2005 and 2004.

                                           YEAR ENDED
                                          DECEMBER 31,
                                       ------------------
              CUSTOMER                 2006   2005   2004
              --------                 ----   ----   ----
Superior Natural Gas ...............    35%    46%    45%
Crosstex/Louisiana Intrastate Gas ..    21%    19%    22%

Other purchasers for our oil and natural gas are available; therefore, we believe that the loss of any of these purchasers would not have a material adverse effect on our results of operations.

MARKET CONDITIONS

Our revenues, profitability and future rate of growth substantially depend on prevailing prices for oil and natural gas. Oil and natural gas prices have been extremely volatile in recent years and are affected by many factors outside our control. Since 1993, prices for West Texas Intermediate crude have ranged from $8.00 to $76.98 per Bbl and the Gulf Coast spot market natural gas price at Henry Hub, Louisiana, has ranged from $1.08 to $15.40 per MMBtu. The average price we received during the year ended December 31, 2006, was $8.11 per Mcfe compared to $7.57 per Mcfe (each net of commodity hedge gains/losses) during the year ended December 31, 2005. The volatile nature of energy markets makes it difficult to estimate future prices of oil and natural gas; however, any prolonged period of depressed prices would have a material adverse effect on our results of operations and financial condition.

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

The federal authorities, as well as many state authorities, require permits for drilling operations, drilling bonds and reports concerning operations and impose other requirements relating to the exploration and production of oil and natural gas. Individual states also have statutes or regulations addressing conservation matters, including provisions for the unitization or pooling of oil and natural gas properties, the establishment of maximum rates of production from oil and natural gas wells and the regulation of spacing, plugging and abandonment of such wells. The statutes and regulations of the federal authorities, as well as many state authorities, limit the rates at which we can produce oil and gas on our properties.

FEDERAL REGULATION. The Federal Energy Regulatory Commission ("FERC") regulates interstate natural gas pipeline transportation rates and service conditions, both of which affect the marketing of natural gas produced by us, as well as the revenues we receive for sales of such natural gas. Since the latter part of 1985, culminating in 1992 in the Order No. 636 series of orders, the FERC has endeavored to make natural gas transportation more accessible to gas buyers and sellers on an open and non-discriminatory basis. The FERC believes "open access" policies are necessary to improve the competitive structure of the interstate natural gas pipeline industry and to create a regulatory framework that will put gas sellers into more direct contractual relations with gas buyers. As a result of the Order No. 636 program, the marketing and pricing of natural gas has been significantly altered. The interstate pipelines' traditional role as wholesalers of natural gas has been terminated and replaced by regulations which require pipelines to provide transportation and storage service to others who buy and sell natural gas. In addition, on February 9, 2000, FERC issued Order No. 637 and promulgated new regulations designed to refine the Order No. 636 "open access" policies and revise the rules applicable to capacity release transactions. These rules will, among other things, permit existing holders of firm capacity to release or "sell" their capacity to others at rates in excess of FERC's regulated rate for transportation services.

It is unclear what impact, if any, these rules or increased competition within the natural gas transportation industry will have on us and our natural gas sales efforts. It is not possible to predict what, if any, effect the FERC's open access or future policies will have on us. Additional proposals and/or proceedings that might affect the natural gas industry may be considered by FERC, Congress or state regulatory bodies. It is not possible to predict when or if any of these proposals may become effective or what effect, if any, they may have on our operations. We do not believe, however, that our operations will be affected any differently than other natural gas producers or marketers with which we compete.

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

ENVIRONMENTAL REGULATION. Our operations are subject to numerous laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may require us to acquire a permit before we commence drilling; restrict the types, quantities and concentration of various substances that we can release into the environment in connection with drilling and production activities; limit or prohibit our drilling activities on certain lands lying within wilderness, wetlands and other protected areas; and impose substantial liabilities for pollution resulting from our operations. Moreover, the general trend toward stricter standards in environmental legislation and regulation is likely to continue. For instance, as discussed below, legislation has been proposed in Congress from time to time that would cause certain oil and natural gas exploration and production wastes to be classified as "hazardous wastes", which would make the wastes subject to much more stringent handling and disposal requirements. If such legislation were enacted, it could have a significant impact on our operating costs, as well as on the operating costs of the oil and natural gas industry in general. Initiatives to further regulate the disposal of oil and natural gas wastes have also been considered in the past by certain states, and these various initiatives could have a similar impact on us. We believe that our current operations substantially comply with applicable environmental laws and regulations and that continued compliance with existing requirements will not have a material adverse impact on us.

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

CLEAN WATER ACT. The Federal Water Pollution Control Act of 1972, as amended (the "Clean Water Act"), imposes restrictions and controls on the discharge of produced waters and other oil and natural gas wastes into navigable waters. These controls have become more stringent over the years, and it is possible that additional restrictions will be imposed in the future. Permits must be obtained to discharge pollutants into state and federal waters. Certain state regulations and the general permits issued under the Federal National Pollutant Discharge Elimination System program prohibit the discharge of produced waters and sand, drilling fluids, drill cuttings and certain other substances related to the oil and natural gas industry into certain coastal and offshore water. The Clean Water Act provides for civil, criminal and administrative penalties for unauthorized discharges for oil and other hazardous substances and imposes liability on parties responsible for those discharges for the costs of cleaning up any environmental damage caused by the release and for natural resource damages resulting from the release. Comparable state statutes impose liability and authorize penalties in the case of an unauthorized discharge of petroleum or its derivatives, or other hazardous substances, into state waters. We believe that our operations comply in all material respects with the requirements of the Clean Water Act and state statutes enacted to control water pollution.

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

TITLE TO PROPERTIES

As is customary in the oil and natural gas industry, we make only a cursory review of title to undeveloped oil and natural gas leases at the time we acquire them. However, before drilling commences, we search the title, and remedy any material defects before we actually begin drilling the well. To the extent title opinions or other investigations reflect title defects, we (rather than the seller or lessor of the undeveloped property) typically are obligated to cure any such title defects at our expense. If we are unable to remedy or cure any title defects so that it would not be prudent for us to commence drilling operations on the property, we could suffer a loss of our entire investment in the property. We believe that we have good title to our oil and natural gas properties, some of which are subject to immaterial encumbrances, easements and restrictions. Under the terms of our credit facility, we may not grant liens on various properties and must grant to our lenders a mortgage on our oil and natural gas properties of at least 75% of our present value of proved properties. Our own oil and natural gas properties also typically are subject to royalty and other similar noncost-bearing interests customary in the industry.

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

OUR INDEBTEDNESS MAY ADVERSELY AFFECT OPERATIONS AND LIMIT OUR GROWTH.

As of December 31, 2006, we had long-term indebtedness of approximately $75.0 million compared to approximately $320.8 million of stockholders' equity. If we are unable to generate sufficient cash flows from operations in the future to service our debt, we may need to refinance all or a portion of our existing debt or to obtain additional financing. Such refinancing or additional financing may not be possible. Our ability to meet our debt service obligations and to reduce our total indebtedness will depend on our future performance and our ability to maintain or increase cash flows from our operations. These outcomes are subject to general economic conditions and to financial, business and other factors affecting our operations, many of which we do not control, including the prevailing market prices for oil and natural gas. Our business may not continue to generate cash flows at or above current levels.

BORROWING LIMITS UNDER OUR CREDIT FACILITY ARE SUBJECT TO REDETERMINATION.

As of December 31, 2006, we have outstanding indebtedness of $75.0 million under our revolving credit facility, which is $45 million less than the current limit to our borrowings under that facility. The borrowing base under that facility is subject to semi-annual redeterminations by our lenders. Our borrowing base is determined primarily by our oil and natural gas reserve amounts. Our lenders can redetermine the borrowing base to a lower level than the current borrowing base if they determine that our oil and natural gas reserves at the time of redetermination are inadequate to support the borrowing base then in effect. In the event our then-redetermined borrowing base is less than our outstanding borrowings under the facility, we will be required to repay the deficit within a 90-day period. If we are required to repay debt under our credit facility as a result of a downward borrowing base redetermination, we may not be able to obtain alternate borrowing sources at commercially reasonable rates.

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

THE OIL AND NATURAL GAS MARKETS ARE VOLATILE AND EXPOSE US TO FINANCIAL RISKS.

Our profitability, cash flow and the carrying value of our oil and natural gas properties are highly dependent on the market prices of oil and natural gas. Historically, the oil and natural gas markets have proven cyclical and volatile as a result of factors that are beyond our control. These factors include changes in tax laws, the level of consumer product demand, weather conditions, the price and availability of alternative fuels, the price and level of imports and exports of oil and natural gas, worldwide economic, political and regulatory conditions, and action taken by the Organization of Petroleum Exporting Countries.

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

THE NATURE OF OUR OPERATIONS EXPOSES US TO ENVIRONMENTAL LIABILITIES.

Our operations create the risk of environmental liabilities. We may incur liability to governments or to third parties for any unlawful discharge of oil, natural gas or other pollutants into the air, soil or water. We could potentially discharge oil or natural gas into the environment in any of the following ways:

     -    from a well or drilling equipment at a drill site,

     - from a leak in storage tanks, pipelines or other gathering and transportation facilities,

     - from damage to oil or natural gas wells resulting from accidents during normal operations or natural disasters, or

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

ITEM 3. LEGAL PROCEEDINGS

H. L. HAWKINS LITIGATION. In December 2004, the estate of H.L. Hawkins filed a claim against Meridian for damages "estimated to exceed several million dollars" for Meridian's alleged gross negligence, willful misconduct and breach of fiduciary duty under certain agreements concerning certain wells and property in the S.W. Holmwood and E. Lake Charles Prospects in Calcasieu Parish in Louisiana, as a result of Meridian's satisfying a prior adverse judgment in favor of Amoco Production Company. Mr. James Bond has been added as a defendant by Hawkins claiming Mr. Bond, when he was General Manager of Hawkins, did not have the right to consent, could not consent or breached his fiduciary duty to Hawkins if he did consent to all actions taken by Meridian. The Company has not provided any amount for this matter in its financial statements at December 31, 2006.

TITLE/LEASE DISPUTES. Title and lease disputes may arise in the normal course of the Company's operations. These disputes are usually small but could result in an increase or decrease of our reserves once a final resolution to the title dispute is made.

ENVIRONMENTAL LITIGATION. Various landowners have sued Meridian (along with numerous other oil companies) in lawsuits concerning several fields in which the Company has had operations. The lawsuits seek injunctive relief and other relief, including unspecified amounts in both actual and punitive damages for alleged breaches of mineral leases and alleged failure to restore the plaintiffs' lands from alleged contamination and otherwise from the Company's oil and natural gas operations. The Company, in certain instances, has indemnified third parties from the claims made in these lawsuits. In three of the lawsuits, Shell Oil Company and SWPI LP have demanded indemnity and defense from Meridian; Meridian has denied such demands. The Company has not provided any amount for this matter in its financial statements at December 31, 2006.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of Meridian's security holders during the fourth quarter of 2006.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

PRICE RANGE OF COMMON STOCK AND DIVIDEND POLICY

Our common stock is traded on the New York Stock Exchange under the symbol "TMR." The following table sets forth, for the periods indicated, the high and low sale prices per share for the common stock as reported on the New York Stock
Exchange:

                                         HIGH    LOW
                                        -----   -----
2006:
First quarter........................   $5.09   $3.75
Second quarter.......................    4.22    3.04
Third quarter........................    3.55    3.04
Fourth quarter ......................    3.70    2.91
2005:
First quarter........................   $6.36   $4.88
Second quarter.......................    5.45    3.77
Third quarter........................    5.31    3.39
Fourth quarter ......................    4.90    3.77

The closing sale price of the common stock on March 1, 2007, as reported on the New York Stock Exchange Composite Tape, was $2.59. As of March 1, 2007, we had approximately 780 shareholders of record.

Meridian has not paid cash dividends on its common stock and does not intend to pay cash dividends on its common stock in the foreseeable future. We currently intend to retain our cash for the continued development of our business, including exploratory and development drilling activities. We also are currently restricted under our senior secured credit facility from paying any cash dividends on common stock, and for amounts we may spend for purchase of shares of common stock over $5 million per year, without the prior consent of the lenders. See Item 7. Liquidity and Capital Resources.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth information as of December 31, 2006, with respect to our compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance:

                                                                                             Number of securities
                                                                                            remaining available for
                                         Number of securities to     Weighted-average        future issuance under
                                         be issued upon exercise    exercise price of      equity compensation plans
                                         of outstanding options,   outstanding options,      (excluding securities
Plan Category                              warrants and rights     warrants and rights    reflected in column (a)(1))
-------------                            -----------------------   --------------------   ---------------------------
                                                   (a)                     (b)                        (c)
Equity compensation plans approved by
   security holders                          6,692,400                     $3.26                   1,785,310
Equity compensation plans not approved
   by security holders                              --                        --                          --
                                             ---------                     -----                   ---------
Total                                        6,692,400                     $3.26                   1,785,310
                                             =========                     =====                   =========

(1) Does not include 4,650,000 shares which have been reserved for issuance in lieu of cash compensation under the Company's deferred compensation plan, which plan was approved by security holders.

ITEM 6. SELECTED FINANCIAL DATA

All financial data should be read in conjunction with our Consolidated Financial Statements and related notes thereto included in Item 8 and elsewhere in this report.

                                                     YEAR ENDED DECEMBER 31,
                                     -------------------------------------------------------
                                         2006       2005       2004       2003       2002
                                       --------   --------   --------   --------   --------
                                     (In thousands, except prices and per share information)
A. SUMMARY OF OPERATING DATA
Production:
   Oil (MBbls)                              859        882      1,270      1,403      2,213
   Natural gas (MMcf)                    18,170     20,490     27,839     20,142     15,578
   Natural gas equivalent (MMcfe)        23,323     25,781     35,457     28,563     28,856
Average prices:
   Oil ($/Bbl)                         $  55.73   $  39.29   $  28.40   $  24.97   $  24.67
   Natural gas ($/Mcf)                     7.77       7.84       5.98       5.07       3.36
   Natural gas equivalent ($/Mcfe)         8.11       7.57       5.71       4.80       3.71
B. SUMMARY OF OPERATIONS
Total revenues                         $190,957   $195,696   $203,118   $137,479   $107,470
Depletion and depreciation              106,067     97,354    102,915     75,441     60,972
Net earnings (loss)(1)                  (73,884)    27,849     29,248      7,246    (52,012)
Net earnings (loss) per share:(1)
   Basic                               $  (0.84)  $   0.33   $   0.41   $   0.14   $  (1.05)
   Diluted                                (0.84)      0.31       0.37       0.13      (1.05)
Dividends per:
   Common share                        $     --   $     --   $     --   $     --   $     --
   Redeemable preferred share                --       2.60       8.50       8.50       5.90
   Preferred share                           --         --         --         --         --
Weighted average common
   shares outstanding - basic            87,670     84,527     72,084     53,325     49,763
C. SUMMARY BALANCE SHEET DATA
Total assets                           $467,895   $555,802   $513,274   $448,400   $456,240
Long-term obligations, inclusive
   of current maturities                 75,000     75,000     75,129    152,320    203,750
Redeemable preferred stock                   --         --     31,589     60,446     69,690
Stockholders' equity                    320,797    377,565    316,041    184,335    133,393

(1)  Applicable to common stockholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Meridian is an independent oil and natural gas company that explores for, acquires and develops oil and natural gas properties utilizing 3-D seismic technology. Our operations have historically been focused on the onshore oil and natural gas regions in south Louisiana, the Texas Gulf Coast and offshore in the Gulf of Mexico. During 2006, the Company began to diversify its oil and natural gas exploration and development portfolio to include longer-lived reserve properties with the addition of its east and west Texas, north-central Oklahoma and Kentucky exploration and development opportunities. Declines in the existence of conventional exploration projects in very mature producing basins, such as south Louisiana and the shallow shelf areas of the Gulf of Mexico, have impacted the number of economic prospects available for drilling. This is partly the result of better technology that has improved the industry's ability to determine probabilities of success, and partly the result of new projects being smaller in size compared to the decline rates exhibited by the giant fields discovered, generally, prior to the 1980s.

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

Meridian's management believes that the basin itself still contains both tremendous attributes--high producing rates, high cash flows and returns, plus lower lifting costs once proved--and remaining opportunities for a company, such as Meridian, that possesses a unique position in the region--a position marked by technical knowledge and expertise, relationships, acreage positions, seismic inventory and data and prospect inventory. However, the fact remains that the replacement of reserves year after year in this region continues to be more and more difficult under current conditions.

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

OPERATIONS OVERVIEW

Our four primary regions where the capital budget will be spent, and where we are currently active are: (1) the Gulf Coast region of south Louisiana, (2) south Texas, on and offshore, (3) east Texas, and (4) the mid-continent region of north-central Oklahoma. Subsequent to the Company's operational update during December 2006, the Company has participated in 12 wells (results detailed below) and currently has six wells logged with apparent pay, awaiting completion, testing and pipeline construction.

South Louisiana. South Louisiana remains a core area for Meridian where the Company has built a large knowledge and information base that it believes holds value from the development of future projects that typically enjoy faster returns of capital and higher potential returns on investment.

For calendar year 2007, the Company has scheduled participation in a minimum of six to eight exploration wells and three development wells in the south Louisiana region comprising approximately 25% of its exploration and development budget. To date, the Company has drilled two wells in the south Louisiana region, the Turning Basin Odom No. 1 well (92% WI) and the Phoenix Lake E. W. Brown No. 1 well (92% WI). The E. W. Brown No. 1 well electric logs indicate approximately 32 gross feet of apparent pay in the targeted Hackberry sands. The
E. W. Brown No. 1 well tested a separate prospect closure adjacent to the Odom No. 1 well and was drilled as a sidetrack from the Odom No. 1 wellbore, saving rig mobilization, drilling and equipment costs for the drilling of the second well. The E. W. Brown No. 1 well has been completed and is being prepared for an initial production test. Historic production from wells completed in the same formation in the area and initial interpretations of the electric logs and core samples from the well indicate the potential for natural gas rich with condensate. Pending the results of the initial tests, the Company has initiated permitting for the construction of the pipeline and production facilities for the well. It is anticipated that the well will be placed into production during late second or early third quarter of this year. The Company owns approximately 92% working interest in the well and is the operator.

In addition, Meridian will test its nitrogen injection program in the Company's Weeks Island field located near New Iberia, Louisiana. The field was part of the original asset package acquired from Shell Oil Company during August 1998 and has been a prolific producer of oil and natural gas for Meridian since its purchase. The process is intended to recover attic oil reserves adjacent to the dome that are updip to perforations in the well bores which would otherwise require additional wells to recover the same reserves. If successful, the nitrogen injection will develop the additional reserves at significantly less cost and less risk than drilling new wells adjacent to the salt dome. This program is expected to begin during late second quarter or third quarter 2007. The Company owns approximately 92-96% working interest and is the operator.

Deep Archtop. Upon completing the development potential of all sands in the Deep Archtop prospect, the Company began its marketing effort in mid-January 2007. Once completed, it began to prepare the project engineering design for drilling and estimated costs. The project is designed to test a Jurassic Cotton Valley four-way closure in the Biloxi Marshlands area of St. Bernard Parish Louisiana. This 30,000 foot prospect has over 14,400 acres of closure, imaged by 3-D seismic and offers reserve potential of up to 5 trillion cubic feet of gas. The company will spend the coming year in pre-drill work, followed by 300-plus days to drill the well. The projected spud date for the well is early second quarter 2008 and will cost an estimated $60 million to drill. The shallow marshlands water location provides the potential for significant savings in drilling the test well and post development infrastructure. Similarly sized offshore projects typically cost much more and require longer periods of time to construct the necessary pipelines and production facilities. Meridian owns production facilities and pipelines in the immediate area. Meridian intends to retain and pay it share of approximately 20% working interest to the casing point in this well.

South Texas. As a part of the asset purchase from Oxy/Vintage during 2006, the Company acquired approximately 3,200 gross acres in the Nueces Bay area immediately north of Corpus Christi, Texas. Since that time the Company has participated in three successful outside operated wells, the Countiss-McCracken GU No.1 well, currently being re-completed and awaiting stimulation; the BP America well which was placed on production as reported during December 2006; and the ST 976 No.1 well. The ST 976 No. 1 well was drilled to a depth of approximately 13,800 feet measured depth ("MD") to test the deep Frio sands. The results of the electric logs on the ST 976 No. 1 well showed apparent gas pay in five Frio sand intervals for a total of approximately 60 feet of net pay in the formation, which will require fracture stimulation. The Company owns approximately 23% working interest in these three wells.

Meridian's first operated venture in the area since closing the acquisition was its Indian Point ST 786 No. 12 well which was drilled to a depth of approximately 15,150 feet MD (12,600 feet TVD) to test the deep Frio sands. The results of the electric logs reflected apparent gas pay in six Frio sand intervals for a total of approximately 140 feet of net pay in the formation, which will require fracture stimulation. Accordingly, the Company has elected to move straight to preparing the well for fracture stimulation in the deep Anderson (Frio) sand package. Should the fracture stimulation prove to be successful, the Company has one additional well scheduled for 2007 and an additional three to four prospective locations offset to the well. The Company owns approximately 49% working interest in this well and is the operator.

For 2007, the Company plans to spend approximately 4% of its exploration and development budget in this area.

Offshore Louisiana/Texas. As an extension of Meridian's onshore exploration efforts in the south Louisiana and southeast Texas Gulf Coast region, the Company will drill three projects in the shallow waters of the Gulf of Mexico. The initial wells scheduled to be drilled during 2007 comprise approximately 17% of the Company's exploration and development budget. Depending on the success of initial wells in each area, the Company has sufficient acreage for development.

The first well is scheduled to be spud during the second quarter and is located on leases acquired at the lease sale during 2006, specifically the West Cameron Block 332. The well is designed to be drilled to a depth of approximately 13,800 feet MD to test sands in the Plio-Pleistocene. Meridian owns 20% working interest before casing point and 38% working interest after casing point and will be the operator.

The two additional prospects are being readied for drilling during the third and fourth quarters of 2007.

East Texas Area. The East Texas area has become one of Meridian's major impact plays added to its portfolio during 2006 and was the first step-out by the Company in its development of extension plays beyond its south Louisiana focus area. The Company has scheduled approximately seven wells for this field during 2007 which comprise approximately 37% of its exploration and development budget for the year. The Company is devoting a significant effort to the development of this play for its near and long term potential as well as its daily producing rates and reserves.

The play was originally designed to test 3-D seismic based prospects similar to the Woodbine production in the AA Wells Field. After drilling the initial four wells during the first and second quarters of 2006, it appeared that each contained the same or similar Austin Chalk section that was present in the nearby producing field 9-12 miles to the east. Further evaluation of the Austin Chalk was initiated with the drilling of two laterals in the BSM No. 1 well once rig equipment was available starting in May 2006 and resulted in the successful test of the Austin Chalk section on the Company's then approximate 7,000-acre lease position. The well was placed on production during October 2006 at approximately 28 MMcfe/d. The well is currently producing at a level rate of approximately 3.8 MMcfe/d. Estimates of reserves are consistent with what the Company believes are the better wells in the area.

During December 2006, Meridian initiated the drilling of dual laterals on the second of the first four vertical wells, the Katherine Leary No. 1 well, and has drilled the first or northern lateral approximately 5,000 feet from the vertical wellbore, set the slotted liner and is currently drilling the second or southern lateral. Based on flares from what is believed to be the first lateral, the Leary No. 1 well appears to have potential gas and oil/condensate production similar to the BSM No. 1. Once the second lateral is completed, both laterals will be tested into sales.

As part of the further development of the field, the Company began an aggressive leasing program in the area to improve its acreage position. Meridian and its partners currently have under lease or control approximately 30,000 acres and continue to aggressively pursue leasing additional acreage positions in the area.

Current estimates and acreage projections suggest that the development of the area will initially require approximately 30 to 40 additional wells. Meridian is the operator of the field and anticipates that it will own working interest ranging between 35% and 84% in the units in the area, depending on partner participation and lease interests within each unit.

Rig Purchase and East Texas Development. In an effort to ensure that the Company's development schedule is maintained, the Company recently signed an agreement for the construction and purchase of one newly built land based drilling rig in conjunction with an engineering design and fabrication/rig contractor, Orion Drilling Company LP. This contractor will ultimately operate, crew and maintain the rig. Delivery of the rig is currently expected in the third quarter of 2007 when the rig will be mobilized to the Company's East Texas Austin Chalk play. Depending on the success of the operations in the play, the Company has plans for a two-rig, multi-well drilling program to exploit the Company's acreage under lease for an anticipated three to five year period. The first additional rig is scheduled to arrive in the area within approximately two or three weeks. A second additional rig will be added during April or May 2007 after the completion of the Leary No. 1 well and that rig is released.

Oklahoma Hunton/Mississippian Play. The Oklahoma Hunton/Mississippian play is another in the Company's list of primary focus areas for growth. The Company has scheduled up to 13 wells in this play during 2007 which is located in Garfield County, Oklahoma, and has dedicated approximately 14% of its exploration and development budget for 2007 to this play. To date, the Company has completed the drilling of its first salt water disposal well and the first two gas wells in the Hunton section. Currently the Company is drilling its first Mississippian well in the play, which will be a horizontal well and is currently at approximately 7,600 feet MD. The Enterprise No. 7-1 and the Constellation 8-1 wells are awaiting completion of drilling operation of the Constellation 8-2 Mississippian well that is currently drilling from the same pad as the first three wells. The Enterprise 7-1 well reached its total depth of 8,000 feet MD, and is scheduled to be perforated and tested in the Hunton formation. Previously, the Constellation 8-1 well also reached total depth and is scheduled for testing in the near term.

Initially, it is anticipated that the Hunton wells will produce primarily water with small amounts of natural gas and gradually increase to commercial quantities of natural gas with less water over a period of months. The Company, which will operate the field, owns approximately 19,000 acres in the area and has targeted potential reserves for this play of approximately 30 to 40 Bcfe, gross unrisked. Meridian will own approximately 80-92% working interest.

Unconventional Resource Plays. In the Delaware Basin, the Company and its joint venture partner are currently evaluating recently acquired 2D data and older re-processed 2D data from the area. Targeted formations are the Barnett and Woodford Shale sections which range between 5,500 and 8,500 feet. Meridian's 50% joint venture partner will operate substantially all of the drilling and production for the project. The group owns approximately 85,000 acres in the area and anticipates that it will drill a minimum of two wells during 2007. This will represent approximately 3% of the Company's 2007 exploration and development budget.

In the New Albany Shale Play in the Illinois Basin, the Company continues to acquire leases and currently owns an approximate 30,000-acre lease position. The primary target formation is the New Albany Shale at a depth generally between 2,000 and 5,000 feet with an expected average thickness of 300 feet. Drilling plans for the initial wells in the area are being evaluated. The Company's working interest in the play is 92% with Meridian as operator.

In the Palo Duro Basin Play, the Company owns approximately 35,000 gross acres in Floyd and Motley Counties, Texas. The primary target formation is the Pennsylvanian Shale between 8,000 and 10,000 feet with an estimated average shale thickness of 1,000 feet. Several operators in the basin are in various stages of testing optimal drilling and completion techniques for wells in the area. An operator has recently reported drilling and completing a successful well that is immediately adjacent a portion of the Company's acreage.

The Company is currently evaluating the development of the basin and its plans for the play. Meridian currently owns between 75% and 92% of the working interest and is the operator.

Capital Expenditure Plans for 2007. Meridian's Board of Directors has approved the 2007 capital spending budget of approximately $127 million for new prospect opportunities, ranging in depths from shallow to deep. This amount includes approximately $12 million for the purchase of one drilling rig (previously discussed). Based on current projections, these expenditures are within the Company's expected operating cash flows (including cash on hand) and allow the Company the flexibility to take on additional prospects, acquisitions or joint ventures as the opportunities are presented or developed throughout the year.

Industry Conditions. Our revenues, profitability and cash flow are substantially dependent upon prevailing prices for oil and natural gas. Oil and natural gas prices have been extremely volatile in recent years and are affected by many factors outside of our control. The average price we received during the year ended December 31, 2006 was $8.11 per Mcfe compared to $7.57 per Mcfe during the year ended December 31, 2005. Fluctuations in prevailing prices for oil and natural gas have several important consequences to us, including affecting the level of cash flow received from our producing properties, the timing of exploration of certain prospects and our access to capital markets, which could impact our revenues, profitability and ability to maintain or increase our exploration and development program. Refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, for a discussion of commodity price risk management activities utilized to mitigate a portion of the near term effects of this exposure to price volatility.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2006, COMPARED TO YEAR ENDED DECEMBER 31, 2005

Oil and natural gas revenues, which include oil and natural gas hedging activities (see Note 12 of notes to consolidated financial statements included elsewhere herein), during the twelve months ended December 31, 2006, decreased $6.2 million (3%) as compared to 2005 revenues due to a 10% decrease in production volumes primarily from natural production declines, partially offset by a 7% increase in average commodity prices on a natural gas equivalent basis and new discoveries brought on between the comparable periods. Our average daily production decreased from 70.6 MMcfe during 2005 to 63.9 MMcfe for 2006. Oil and natural gas production volume totaled 23,323 MMcfe for 2006, compared to 25,781 MMcfe for 2005. During 2006, the Company's drilling activity was primarily focused in the East Texas project area, the Biloxi Marshlands project area and the Terrebonne Parish area of South Louisiana. During 2006, the Company drilled or participated in the drilling of 15 wells of which 8 wells were completed, representing a 53% success rate. The following table summarizes Meridian's operating revenues, production volumes and average sales prices for the years ended December 31, 2006 and 2005.

                                            Year Ended
                                           December 31,
                                       -------------------    Increase
                                         2006       2005     (Decrease)
                                       --------   --------   ----------
Production:
   Oil (MBbls)                              859        882       (3%)
   Natural gas (MMcf)                    18,170     20,490      (11%)
   Natural gas equivalent (MMcfe)        23,323     25,781      (10%)
Average Sales Price:
   Oil (per Bbl)                       $  55.73   $  39.29       42%
   Natural gas (per Mcf)                   7.77       7.84       (1%)
   Natural gas equivalent (per Mcfe)       8.11       7.57        7%
Operating Revenues (000's):
   Oil                                 $ 47,859   $ 34,647       38%
   Natural gas                          141,182    160,608      (12%)
                                       --------   --------      ---
      Total                            $189,041   $195,255       (3%)
                                       ========   ========      ===

Operating Expenses.

Oil and natural gas operating expenses on an aggregate basis increased $6.7 million (43%) to $22.6 million in 2006, compared to $15.9 million in 2005. On a unit basis, lease operating expenses increased $0.35 per Mcfe to $0.97 per Mcfe for the year 2006 from $0.62 per Mcfe for the year 2005. Oil and natural gas operating expenses increased primarily due to additional properties acquired and wells drilled since last year, industry wide increases in service costs and significantly higher insurance costs resulting from last year's hurricane season. The Company's insurance rates increased by more than three times the previous year's annual premiums and represented $3.0 million of the increase for the comparable periods. The Company anticipates that the higher insurance costs will continue in effect for the foreseeable future.

Severance and Ad Valorem Taxes.

Severance and ad valorem taxes increased $2.5 million (28%) to $11.3 million in 2006, compared to $8.8 million in 2005, primarily because of an increase in oil prices and a higher natural gas tax rate, partially offset by a decrease in oil and natural gas production. Meridian's oil and natural gas production is primarily from Louisiana and is therefore subject to Louisiana severance tax. The severance tax rates for Louisiana are 12.5% of gross oil revenues and $0.373 per Mcf (effective July 1, 2006) for natural gas. For the first six months of 2006, and the last six months of 2005, the rate was $0.252 per Mcf for natural gas, an increase from $0.208 per Mcf for the first half of 2005. On an equivalent unit of production basis, severance and ad valorem taxes increased to $0.48 per Mcfe for 2006 from $0.34 per Mcfe for 2005.

Depletion and Depreciation.

Depletion and depreciation expense increased $8.7 million (9%) during 2006 to $106.1 million compared to $97.4 million for 2005. This was primarily the result of an increase in the depletion rate as compared to the 2005 period, partially offset by the 10% decrease in production volumes in 2006 from 2005 levels. On a unit basis, depletion and depreciation expenses increased to $4.55 per Mcfe for 2006, compared to $3.78 per Mcfe for 2005. Depletion and depreciation expense on a per Mcfe basis increased primarily due to the impact of negative reserve revisions during the year, an overall industry-wide increase in drilling, completion and facility costs, and upward revisions of future development costs. As a result of the below-referenced ceiling test write-down, the Company's future depletion rate per unit is expected to decrease from the 2006 levels.

Impairment of Long-Lived Assets.

A decline in oil and natural gas prices as of September 30, 2006, resulted in the Company recognizing a non-cash impairment totaling $134.9 million ($87.7 million after tax) of its oil and natural gas properties under the full cost method of accounting. Additionally, the effect of this write-down is projected to result in a decrease in the Company's anticipated future depletion rate. See
Note 4 of notes to consolidated financial statements, included elsewhere herein, for additional information.

General and Administrative Expense.

General and administrative expenses, which are net of costs capitalized in our oil and natural gas properties (see Note 19 of notes to consolidated financial statements included elsewhere herein), decreased $1.3 million (7%) to $16.7 million in 2006 compared to $18.0 million for the year 2005, primarily due to a decrease in professional services, partially offset by an increase in employee compensation associated with the higher industry-wide demand for experienced personnel. On an equivalent unit of production basis, general and administrative expenses increased $0.01 per Mcfe to $0.71 per Mcfe for 2006 compared to $0.70 per Mcfe for 2005.

Accretion Expense.

As a result of the Statement of Financial Accounting Standards No. 143 ("SFAS No. 143"), "Accounting for Asset Retirement Obligations," the Company records long-term liabilities representing the discounted present value of the estimated asset retirement obligations with offsetting increases in capitalized oil and natural gas properties. This liability will continue to be accreted to its future value in subsequent reporting periods. The Company has charged approximately $1.6 million and $1.1 million to earnings as accretion expense during 2006 and 2005, respectively. The increase in 2006 levels in comparison to 2005 is primarily the result of a property acquisition in 2006, the additional wells drilled and placed on production during the year, revisions to estimated abandonment costs in the industry, and the acceleration of abandonment dates due to year-end 2006 commodity pricing.

Hurricane Damage Repairs.

This expense of $4.3 million in 2006 and $3.1 million in 2005 is related to damages incurred from hurricanes Katrina and Rita, primarily related to the Company's insurance deductible and repair costs in excess of insured values. Due to the extensive damage throughout the area and the limited resources available for repairs, significant cost increases were experienced by the industry. The actual repair costs were higher than originally estimated and exceeded our claim limits and therefore resulted in increased expense. Additionally, a portion of the 2006 expenses resulted from changes in damage classifications with different insurance coverage. The final claim settlement negotiations were concluded in February 2007, and 2006 expenses have been adjusted to reflect the forthcoming settlement payment.

Interest Expense.

Interest expense increased $1.3 million (27%) to $6.0 million in 2006 compared to $4.7 million for 2005. The increase was primarily a result of the increased interest rates during 2006.

Taxes on Income.

The provision for income tax expense (benefit) for 2006 was ($38.5 million) as compared to $18.0 million for 2005. Income taxes were provided on book income after taking into account permanent differences between book income and taxable income. The benefit for 2006 was primarily the result of the impairment of long-lived assets recognized during the third quarter of 2006.

YEAR ENDED DECEMBER 31, 2005, COMPARED TO YEAR ENDED DECEMBER 31, 2004

Oil and natural gas revenues, which include oil and natural gas hedging activities (see Note 12 of notes to consolidated financial statements included elsewhere herein), during the twelve months ended December 31, 2005, decreased $7.2 million (4%) as compared to 2004 revenues due to a 27% decrease in production volumes primarily from natural production declines, mechanical issues on a few wells and from the effects of hurricanes (see "General" above), partially offset by a 33% increase in average commodity prices on a natural gas equivalent basis and the expiration of unfavorable hedge contracts. Our average daily production decreased from 96.9 MMcfe during 2004 to 70.6 MMcfe for 2005. Oil and natural gas production volume totaled 25,781 MMcfe for 2005, compared to 35,457 MMcfe for 2004. During 2005, the Company's drilling activity was primarily focused in the Biloxi Marshlands ("BML") project area and the Terrebonne Parish area of South Louisiana. During 2005, the Company drilled or participated in the drilling of 24 wells of which 11 wells were completed, representing a 46% success rate. The following table summarizes Meridian's operating revenues, production volumes and average sales prices for the years ended December 31, 2005 and 2004.

                                            Year Ended
                                           December 31,
                                       -------------------    Increase
                                         2005       2004     (Decrease)
                                       --------   --------   ----------
Production:
   Oil (MBbls)                              882      1,270      (31%)
   Natural gas (MMcf)                    20,490     27,839      (26%)
   Natural gas equivalent (MMcfe)        25,781     35,457      (27%)
Average Sales Price:
   Oil (per Bbl)                       $  39.29   $  28.40       38%
   Natural gas (per Mcf)                   7.84       5.98       31%
   Natural gas equivalent (per Mcfe)       7.57       5.71       33%
Operating Revenues (000's):
   Oil                                 $ 34,647   $ 36,060       (4%)
   Natural gas                          160,608    166,387       (4%)
                                       --------   --------      ----
      Total                            $195,255   $202,447       (4%)
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

General and Administrative Expense.

General and administrative expenses, which are net of costs capitalized in our oil and natural gas properties (see Note 19 of notes to consolidated financial statements included elsewhere herein), increased $2.8 million (19%) to $18.0 million in 2005 compared to $15.2 million for the year 2004, primarily due to an increase in employee compensation associated with the higher industry-wide demand for experienced personnel. Additionally, legal services were higher during 2005 as a result of various litigation matters. On an equivalent unit of production basis, general and administrative expenses increased $0.27 per Mcfe to $0.70 per Mcfe for 2005 compared to $0.43 per Mcfe for 2004.

Accretion Expense.

As a result of the Statement of Financial Accounting Standards No. 143 ("SFAS No. 143"), "Accounting for Asset Retirement Obligations," the Company records long-term liabilities representing the discounted present value of the estimated asset retirement obligations with offsetting increases in capitalized oil and natural gas properties. This liability will continue to be accreted to its future value in subsequent reporting periods. The Company has charged approximately $1.1 million and $0.6 million to earnings as accretion expense during 2005 and 2004, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS. Net cash flows provided by operating activities was $137.0 million for the year ended December 31, 2006, as compared to 133.6 million for the year ended December 31, 2005, an increase of $3.4 million or 3%. Changes in assets and liabilities was $4.7 million primarily attributable to the reduction in accounts receivable which includes the collection in 2006 of hurricane insurance claim proceeds coupled with receipts of oil and natural gas revenue receivables including the impact of lower 2006 commodity pricing. This was partially offset by the reduction in liabilities for amounts due to affiliates, revenues and royalty payable and asset retirement obligations.

Net cash flows used in investing activities were $130.5 million for the year ended December 31, 2006, as compared to $132.5 million for the year ended December 31, 2005. This slight decrease was due to higher expenditures for property and equipment, offset by the sale of property in 2006.

Net cash flows provided by financing activities were $1.7 million for the year ended December 31, 2006, as compared to net cash flows used in financing activities of $2.1 million for 2005 primarily from the elimination of dividends on preferred stock.

CURRENT CREDIT FACILITY. On December 23, 2004, the Company amended its credit facility to provide for a four-year $200 million senior secured credit facility (the "Credit Facility") with Fortis Capital Corp., as administrative agent, sole lead arranger and bookrunner; Comerica Bank as syndication agent; and Union Bank of California as documentation agent. Bank of Nova Scotia, Allied Irish Banks PLC, RZB Finance LLC and Standards Bank PLC completed the syndication group. The current borrowing base under the Credit Facility is $120 million and it was reaffirmed by the syndication group effective October 31, 2006. As of December 31, 2006, outstanding borrowings under the Credit Facility totaled $75 million.

The Credit Facility is subject to semi-annual borrowing base redeterminations on April 30 and October 31 of each year. In addition to the scheduled semi-annual borrowing base redeterminations, the lenders or the Company have the right to redetermine the borrowing base at any time, provided that no party can request more than one such redetermination between the regularly scheduled borrowing base redeterminations. The determination of our borrowing base is subject to a number of factors, including quantities of proved oil and natural gas reserves, the banks' price assumptions and other various factors unique to each member bank. Our lenders can redetermine the borrowing base to a lower level than the current borrowing base if they determine that our oil and natural gas reserves, at the time of redetermination, are inadequate to support the borrowing base then in effect.

Obligations under the Credit Facility are secured by pledges of outstanding capital stock of the Company's subsidiaries and by a first priority lien on not less than 75% (95% in the case of an event of default) of its present value of proved oil and natural gas properties. In addition, the Company is required to deliver to the lenders and maintain satisfactory title opinions covering not less than 70% of the present value of proved oil and natural gas properties. The Credit Facility also contains other restrictive covenants, including, among other items, maintenance of certain financial ratios, restrictions on cash dividends on common stock and under certain circumstances preferred stock, limitations on the redemption of preferred stock, limitations on repurchases of common stock and an unqualified audit report on the Company's consolidated financial statements, all of which the Company is in compliance.

Under the Credit Facility, the Company may secure either (i) (a) an alternative base rate loan that bears interest at a rate per annum equal to the greater of the administrative agent's prime rate; or (b) federal funds-based rate plus 1/2 of 1%, plus an additional 0.5% to 1.25% depending on the ratio of the aggregate outstanding loans and letters of credit to the borrowing base or; (ii) a Eurodollar base rate loan that bears interest, generally, at a rate per annum equal to the London interbank offered rate ("LIBOR") plus 1.5% to 2.25%, depending on the ratio of the aggregate outstanding loans and letters of credit to the borrowing base. At December 31, 2006, the three-month LIBOR interest rate was 5.36%. The Credit Facility also provides for commitment fees of 0.375% calculated on the difference between the borrowing base and the aggregate outstanding loans and letters of credit under the Credit Facility.

CAPITAL EXPENDITURES. Capital expenditures in 2006 consisted of $148.5 million (of which $7.0 million was funded by the issuance of common stock) for property and equipment additions related to exploration and development of various prospects, including leases, seismic data acquisitions, production facilities, and related drilling and workover activities and property acquisitions. Our strategy is to blend exploration drilling activities with high-confidence workover and development projects selected from our broad asset inventory in order to capitalize on periods of high commodity prices.

The 2007 capital expenditures plan is currently forecast at approximately $127 million. The final projects will be determined based on a variety of factors, including prevailing prices for oil and natural gas, our expectations as to future pricing and the level of cash flow from operations. We currently anticipate funding the 2007 plan utilizing cash flow from operations and cash on hand. When appropriate, excess cash flow from operations beyond that needed for the 2007 capital expenditures plan may be used to de-lever the Company by development of exploration discoveries, direct payment of debt, or the repurchase of common stock.

CASH OBLIGATIONS. The following summarizes the Company's contractual obligations at December 31, 2006 and the effect such obligations are expected to have on its liquidity and cash flow in future periods (in thousands):

                                     LESS THAN    1-3      AFTER
                                      ONE YEAR    YEARS    3 YEARS    TOTAL
                                     ---------   -------   -------   -------
Short and long term debt              $ 2,754    $75,000    $   --   $77,754
Interest                                5,340      5,221        --    10,561
Non-cancelable operating leases         1,945      3,929     3,577     9,451
                                      -------    -------    ------   -------
Total contractual cash obligations    $10,039    $84,150    $3,577   $97,766
                                      =======    =======    ======   =======

DIVIDENDS. It is our policy to retain existing cash for reinvestment in our business, and therefore, we do not anticipate that dividends will be paid with respect to the common stock in the foreseeable future.

OFF-BALANCE SHEET ARRANGEMENTS. None.

SHARE REPURCHASE PROGRAM. The Company has authorized a new share repurchase program. Under the program, the Company may repurchase in the open market or through privately negotiated transactions up to $5 million worth of Common Shares per year over the next three years. The timing, volume, and nature of share repurchases will be at the discretion of management, depending on market conditions, applicable securities laws, and other factors.

During February 2007, the lenders in the Credit Facility unanimously approved an amendment increasing the available limit for the Company's repurchase of its common stock from $1.0 million to $5.0 million annually. The amendment contained restrictive covenants on the Company's ability to repurchase its common stock including (i) the Company cannot utilize funds under the Credit Facility to fund any stock repurchases and (ii) immediately prior to any repurchase, availability under the Credit Facility must be equal to at least 20% of the then effective borrowing base.

The share repurchase program is scheduled to begin as soon as reasonably practical. The program does not require the Company to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice. The Company expects repurchases to be funded by available cash.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company's discussion and analysis of its financial condition and results of operation are based upon consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The following summarizes several of our critical accounting policies. See a complete list of significant accounting policies in Note 2 of the notes to the consolidated financial statements included elsewhere herein.

USE OF ESTIMATES. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities, if any, at the date of the financial statements. The Company analyzes its estimates, including those related to oil and natural gas revenues, bad debts, oil and natural gas properties, marketable securities, income taxes and contingencies and litigation. The Company bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

PROPERTY AND EQUIPMENT. The Company follows the full cost method of accounting for its investments in oil and natural gas properties. All costs incurred with the acquisition, exploration and development of oil and natural gas properties, including unproductive wells, are capitalized. Under the full cost method of accounting, such costs may be incurred both prior to or after the acquisition of a property and include lease acquisitions, geological and geophysical services, drilling, completion and equipment. Included in capitalized costs are general and administrative costs that are directly related to acquisition, exploration and development activities, and which are not related to production, general corporate overhead or similar activities. For the years 2006, 2005, and 2004, such capitalized costs totaled $15.4 million, $13.8 million, and $11.9 million, respectively. General and administrative costs related to production and general overhead are expensed as incurred.

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

Changes in the quantities of our reserves could significantly impact the Company's provision for depletion and amortization of oil and natural gas properties. A 10% decrease in reserves would have increased our provision for the year by approximately 11%; however, a 10% increase in our reserves would have decreased our provision for the year by approximately 9%.

The cost of unevaluated oil and natural gas properties not being amortized is assessed quarterly to determine whether such properties have been impaired. In determining impairment, an evaluation is performed on current drilling results, lease expiration dates, current oil and natural gas industry conditions, and available geological and geophysical information. Any impairment assessed is added to the cost of proved properties being amortized.

At December 31, 2006, we had $54.4 million allocated to unevaluated oil and natural gas properties. A 10% decrease in the unevaluated oil and natural gas properties balance would have increased our provision for depletion and amortization of oil and natural gas properties by approximately 1.6% and a 10% increase would have decreased our provision by approximately 1.3% for the year ended December 31, 2006.

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

Accordingly, based on September 30, 2006, pricing of $4.17 per Mcf of natural gas and $63.37 per barrel of oil, the Company recognized in the third quarter of 2006 a non-cash impairment of $134.9 million ($87.7 million after tax) of the Company's oil and natural gas properties under the full cost method of accounting.

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

At December 31, 2006, we had a cushion (i.e. the excess of the ceiling over our capitalized costs) of $25.9 million (before tax). A 10% increase in prices would have increased our cushion by approximately 180%. A 10% decrease in prices would have decreased our cushion by approximately 183% to a level requiring a write-down. Our hedging program would reduce some of the impact of a price decline.

PRICE RISK MANAGEMENT ACTIVITIES. The Company follows the Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires that changes in the derivatives' fair value be recognized currently in earnings unless specific cash flow hedge accounting criteria are met. The statement also establishes accounting and reporting standards requiring that every derivative instrument be reported in the balance sheet as either an asset or liability measured at its fair value. Cash flow hedge accounting for qualifying hedges allows the gains and losses on derivatives to offset related results on the hedged item in the earnings statements and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

The Company's results of operations and operating cash flows are impacted by changes in market prices for oil and natural gas. To mitigate a portion of the exposure to adverse market changes, the Company has entered into various derivative contracts. These contracts allow the Company to predict with greater certainty the effective oil and natural gas prices to be received for our hedged production. Although derivatives often fail to achieve 100% effectiveness for accounting purposes, our derivative instruments continue to be highly effective in achieving the risk management objectives for which they were intended. These contracts have been designated as cash flow hedges as provided by SFAS 133 and any changes in fair value are recorded in other comprehensive income until earnings are affected by the variability in cash flows of the designated hedged item. Any changes in fair value resulting from the ineffectiveness of the hedge are reported in the consolidated statement of operations as a component of revenues. The Company recognized a gain of $128,000 during the year ended December 31, 2006, a loss of $251,000 during the year ended December 31, 2005, and a gain of $126,000 during the year ended December 31, 2004.

As of December 31, 2006, the estimated fair value of the Company's oil and natural gas contracts was an unrealized gain of $7.2 million ($4.7 million net of tax) which is recognized in other comprehensive income. Based upon December 31, 2006, oil and natural gas commodity prices, approximately $6.9 million of the gain deferred in other comprehensive income could potentially increase gross revenues in 2007. The contract agreements expire at various dates through July 31, 2008.

Net settlements under these contract agreements increased (decreased) oil and natural gas revenues by $3,821,000, ($20,578,000) and ($18,624,000) for the
years ended December 31, 2006, 2005, and 2004, respectively.

See Item 7A, Quantitative and Qualitative Disclosures about Market Risk, for additional discussion of disclosures about market risk.

FAIR VALUE OF FINANCIAL INSTRUMENTS. Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, and bank borrowings. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the highly liquid nature of these short-term instruments. The fair values of the bank borrowings approximate the carrying amounts as of December 31, 2006 and 2005, and were determined based upon variable interest rates currently available to us for borrowings with similar terms.

NEW ACCOUNTING PRONOUNCEMENTS. In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes and Interpretation of SFAS No. 109." FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is in the process of evaluating FIN 48, but does not believe that its implementation will have a material effect on the Company's financial position or results of operation in any period.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 ("SAB 108"). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. The adoption of SAB 108 did not have a material impact on our financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157 ("SFAS 157"), "Fair Value Measurements." SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is evaluating the impact, if any, that SFAS 157 will have on our financial statements.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The notional amount is equal to the total net volumetric hedge position of the Company during the periods presented. The positions effectively hedge approximately 40% of our proved developed natural gas production and 26% of our proved developed oil production during the respective terms of the hedging agreements. The fair values of the hedges are based on the difference between the strike price and the NYMEX future prices for the applicable trading months.

The fair value of our hedging agreements is recorded on our consolidated balance sheet as assets or liabilities. The estimated fair value of our hedging agreements as of December 31, 2006, is provided below (see the Company's website at www.tmrc.com for a quarterly breakdown of the Company's hedge position for 2007 and beyond):

                                                                               Estimated
                                                                               Fair Value
                                                               Ceiling     Asset (Liability)
                                  Notional    Floor Price       Price      December 31, 2006
                         Type      Amount    ($ per unit)   ($ per unit)     (in thousands)
                        ------   ---------   ------------   ------------   -----------------
NATURAL GAS (MMBTU)
Jan 2007 - May 2007     Collar   2,000,000      $8.00          $10.60           $3,515
Jan 2007 - Dec 2007     Collar   4,020,000      $7.00          $11.50            3,166
                                                                                ------
   Total Natural Gas                                                             6,681
                                                                                ------
CRUDE OIL (BBLS)
Jan 2007 - July 2007    Collar      89,000      $50.00         $74.00              (74)
Aug 2007 - April 2008   Collar      54,000      $60.00         $82.00               64
May 2008 - July 2008    Collar      15,000      $60.00         $82.00               13
Jan 2007 - July 2007    Collar      27,000      $60.00         $96.10               53
Aug 2007 - July 2008    Collar      52,000      $65.00         $93.15              239
Aug 2007 - July 2008    Collar      40,000      $70.00         $87.40              268
                                                                                ------
   Total Crude Oil                                                                 563
                                                                                ------
                                                                                $7,244
                                                                                ======

                  GLOSSARY OF CERTAIN OIL AND NATURAL GAS TERMS

The definitions set forth below apply to the indicated terms as used in this Annual Report on Form 10-K. All volumes of natural gas referred to are stated at the legal pressure base of the state or area where the reserves exist and at 60 degrees Fahrenheit and in most instances are rounded to the nearest major multiple.

     "Bbl" One stock tank barrel, or 42 U.S. gallons liquid volume, used in reference to crude oil or other liquid hydrocarbons.

     "Bbl/d" One barrel per day.

     "Bcf" Billion cubic feet.

     "Bcfe" Billion cubic feet equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids.

     "Btu" British thermal unit, which is the heat required to raise the temperature of a one-pound mass of water from 58.5 to 59.5 degrees Fahrenheit.

     "Completion" The installation of permanent equipment for the production of oil or natural gas, or in the case of a dry hole, the reporting of abandonment to the appropriate agency.

     "Developed acreage" The number of acres allocated or assignable to producing wells or wells capable of production.

     "Developed well" A well drilled within the proved area of an oil or natural gas reservoir to the depth of a stratigraphic horizon known to be productive.

     "Dry hole or well" A well found to be incapable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of the production exceed production expenses and taxes.

     "Equivalents" When we refer to "equivalents," we are doing so to compare quantities of oil with quantities of natural gas or to express these different commodities in a common unit. In calculating equivalents, we use a generally recognized standard in which one barrel of oil is equal to six thousand cubic feet of natural gas.

     "Exploratory well" A well drilled to find and produce oil or natural gas reserves not classified as proved, to find a new reservoir in a field previously found to be productive of oil or natural gas in another reservoir or to extend a known reservoir.

     "Farm-in or farm-out" An agreement where the owner of a working interest in a natural gas and oil lease assigns the working interest or a portion of the working interest to another party who desires to drill on the leased acreage. Generally, the assignee is required to drill one or more wells in order to earn its interest in the acreage. The assignor usually retains a royalty or reversionary interest in the lease. The interest received by an assignee is a "farm-in" while the interest transferred by the assignor is a "farm-out."

     "Field" An area consisting of a single reservoir or multiple reservoirs all grouped on or related to the same individual geological structural feature or stratigraphic condition.

     "Gross acres or gross wells" The total acres or wells, as the case may be, in which a working interest is owned.

     "Intangible Drilling and Development Costs" Expenditures made by an operator for wages, fuel, repairs, hauling, supplies, surveying, geological works, etc., incident to and necessary for the preparing for and drilling of wells and the construction of production facilities and pipelines.

     "Lease Operating Expense" Recurring expenses incurred to operate wells and equipment on a producing lease. Examples include pumping and gauging, chemicals, compression, fuel and water, insurance and property taxes.

     "MBbls" One thousand barrels of crude oil or other liquid hydrocarbons.

     "Mcf" One thousand cubic feet.

     "Mcfe" One thousand cubic feet equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids.

     "Mcfe/d" One thousand cubic feet equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids, per day.

     "MD" Measured depth.

     "MMBls" One million barrels of crude oil or other liquid hydrocarbons.

     "MMbtu" One million Btus.

     "MMMbtu" One billion Btus.

     "MMcf" One million cubic feet.

     "MMcf/d" One million cubic feet per day.

     "MMcfe" One million cubic feet equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids.

     "Net acres or net wells" The sum of the fractional working interests owned in gross acres or gross wells.

     "Net revenue interest" An interest in the production and revenues created from the working interest which is generally calculated "net" or after deducting any royalty interests.

     "NYMEX" New York Mercantile Exchange.

     "OCS" Outer Continental Shelf in the Gulf of Mexico.

     "Oil" Crude oil and condensate

     "Present value or PV10" When used with respect to natural gas and oil reserves, the estimated future gross revenue to be generated from the production of proved reserves, net of estimated production and future development costs, using prices and costs in effect as of the date indicated, without giving effect to non-property related expenses such as general and administrative expenses, debt service and future income tax expenses or to depreciation, depletion and amortization, discounted using an annual discount rate of 10%.

     "Productive well" A well that is found to be capable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of the production exceed production expenses and taxes.

     "Proved developed nonproducing reserves" Proved developed reserves expected to be recovered from zones behind casing in existing wells.

     "Proved developed producing reserves" Proved developed reserves that are expected to be recovered from completion intervals currently open in existing wells and able to produce to market.

     "Proved reserves" The estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. In addition, please refer to the definitions of proved oil and natural gas reserves as provided in Rule 4-10(a)(2)(3)(4) of Regulation S-X of the federal securities laws. The rule is available at the SEC web site, http://www.sec.gov/divisions/corpfin/forms/regsx.htm#gas.

     "Proved undeveloped location" A site on which a development well can be drilled consistent with spacing rules for purposes of recovering proved undeveloped reserves.

     "Proved undeveloped reserves" Proved reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required from recompletion.

     "Recompletion" The completion for production of an existing well bore to another formation from that in which the well has been previously completed.

     "Reservoir" A porous and permeable underground formation containing a natural accumulation of producible oil or natural gas that is confined by impermeable rock or water barriers and is individual and separate from other reservoirs.

     "Royalty interest" An interest in a natural gas and oil property entitling the owner to a share of natural gas or oil production free of costs of production.

     "Tangible Drilling and Development Costs" The costs of physical lease and well equipment and structures and the costs of assets that themselves have a salvage value.

     "TVD" Total vertical depth.

     "Undeveloped acreage" Lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of natural gas and oil, regardless of whether the acreage contains proved reserves.

     "WI" Working interest.

     "Working interest" The operating interest which gives the owner the right to drill, produce and conduct operating activities on the property and a share of production.

     "Workover" Operations on a producing well to restore or increase production.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          Index to Financial Statements

Below is an index to the financial statements and notes contained in Financial Statements and Supplementary Data.

                                                                            Page
                                                                            ----
Report of Independent Registered Public Accounting Firm..................    42
Consolidated Statements of Operations....................................    43
Consolidated Balance Sheets..............................................    44
Consolidated Statements of Cash Flows....................................    46
Consolidated Statements of Stockholders' Equity..........................    47
Consolidated Statements of Comprehensive Income (Loss)...................    48
Notes to Consolidated Financial Statements...............................    49
    1. Organization and Basis of Presentation............................    49
    2. Summary of Significant Accounting Policies........................    49
    3. Asset Retirement Obligations......................................    54
    4. Impairment of Long-Lived Assets...................................    55
    5. Debt..............................................................    55
    6. Lease Obligations.................................................    56
    7. Commitments and Contingencies.....................................    57
    8. Taxes on Income...................................................    58
    9. Redeemable Convertible Preferred Stock............................    59
   10. Stockholders' Equity..............................................    60
   11. Profit Sharing and Savings Plan...................................    63
   12. Oil and Natural Gas Hedging Activities............................    64
   13. Major Customers...................................................    66
   14. Related Party Transactions........................................    66
   15. Earnings Per Share................................................    67
   16. Accrued Liabilities...............................................    67
   17. Subsequent Events.................................................    68
   18. Quarterly Results of Operations (Unaudited).......................    69
   19. Supplemental Oil and Natural Gas Disclosures (Unaudited)..........    70

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
The Meridian Resource Corporation

We have audited the accompanying consolidated balance sheets of The Meridian Resource Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity, cash flows, and comprehensive income (loss) for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Meridian Resource Corporation and subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment."

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of The Meridian Resource Corporation and subsidiaries' internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 13, 2007, expressed an unqualified opinion thereon.

                                        BDO SEIDMAN, LLP

Houston, Texas
March 13, 2007

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       (thousands, except per share data)

                                                YEAR ENDED DECEMBER 31,
                                            -------------------------------
                                               2006       2005       2004
                                            ---------   --------   --------
REVENUES:
   Oil and natural gas                      $ 189,041   $195,255   $202,447
   Price risk management activities               128       (251)       126
   Interest and other                           1,788        692        545
                                            ---------   --------   --------
                                              190,957    195,696    203,118
                                            ---------   --------   --------
OPERATING COSTS AND EXPENSES:
   Oil and natural gas operating               22,614     15,860     14,035
   Severance and ad valorem taxes              11,259      8,811      9,394
   Depletion and depreciation                 106,067     97,354    102,915
   General and administrative                  16,674     18,010     15,169
   Accretion expense                            1,588      1,120        601
   Impairment of long-lived assets            134,865         --         --
   Hurricane damage repairs                     4,314      3,066         --
   Write-down of securities held                   --         --        195
                                            ---------   --------   --------
                                              297,381    144,221    142,309
                                            ---------   --------   --------
EARNINGS (LOSS) BEFORE OTHER EXPENSES &
   INCOME TAXES                              (106,424)    51,475     60,809
                                            ---------   --------   --------
OTHER EXPENSES:
   Interest expense                             5,982      4,724      7,154
   Debt conversion expense                         --         --      1,188
                                            ---------   --------   --------
                                                5,982      4,724      8,342
                                            ---------   --------   --------
EARNINGS (LOSS) BEFORE INCOME TAXES          (112,406)    46,751     52,467
                                            ---------   --------   --------
INCOME TAXES:
   Current                                        369       (568)       834
   Deferred                                   (38,891)    18,568     18,508
                                            ---------   --------   --------
                                              (38,522)    18,000     19,342
                                            ---------   --------   --------
NET EARNINGS (LOSS)                           (73,884)    28,751     33,125
   Dividends on preferred stock                    --        902      3,877
                                            ---------   --------   --------
NET EARNINGS (LOSS) APPLICABLE TO COMMON
   STOCKHOLDERS                             $ (73,884)  $ 27,849   $ 29,248
                                            =========   ========   ========
NET EARNINGS (LOSS) PER SHARE:
   Basic                                    $   (0.84)  $   0.33   $   0.41
   Diluted                                  $   (0.84)  $   0.31   $   0.37

WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
   Basic                                       87,670     84,527     72,084
   Diluted                                     87,670     90,090     79,033

                 See notes to consolidated financial statements.

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (thousands of dollars)

                                                                       DECEMBER 31,
                                                                 -----------------------
                                                                    2006         2005
                                                                 ----------   ----------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                        $   31,424   $   23,265
Restricted cash                                                       1,282        1,234
Accounts receivable, less allowance for doubtful accounts
   of $232 [2006] and $242 [2005]                                    24,285       41,188
Due from affiliates                                                     670           --
Prepaid expenses and other                                            3,457        1,294
Assets from price risk management activities                          7,968          528
Deferred tax asset                                                       --        1,150
                                                                 ----------   ----------
   Total current assets                                              69,086       68,659
                                                                 ----------   ----------
PROPERTY AND EQUIPMENT:
Oil and natural gas properties, full cost method (including
   $54,356 [2006] and $26,623 [2005] not subject to depletion)    1,663,865    1,512,036
Land                                                                     48           48
Equipment and other                                                   7,492        6,540
                                                                 ----------   ----------
                                                                  1,671,405    1,518,624
Less accumulated depletion and depreciation                       1,273,522    1,032,595
                                                                 ----------   ----------
      Total property and equipment, net                             397,883      486,029
                                                                 ----------   ----------
OTHER ASSETS:
Assets from price risk management activities                            490          235
Other                                                                   436          879
                                                                 ----------   ----------
   Total other assets                                                   926        1,114
                                                                 ----------   ----------
TOTAL ASSETS                                                     $  467,895   $  555,802
                                                                 ==========   ==========

                 See notes to consolidated financial statements.

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (continued)
                             (thousands of dollars)

                                                                     DECEMBER 31,
                                                                ---------------------
                                                                   2006        2005
                                                                ---------   ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                $   9,751   $   7,595
Revenues and royalties payable                                      7,933       9,149
Due to affiliates                                                      --       4,638
Notes payable                                                       2,754       1,103
Accrued liabilities                                                21,938      22,272
Liabilities from price risk management activities                   1,024       3,977
Asset retirement obligations                                        4,803       2,879
Deferred income taxes payable                                       2,336          --
Current income taxes payable                                           --         108
                                                                ---------   ---------
   Total current liabilities                                       50,539      51,721
                                                                ---------   ---------
LONG-TERM DEBT                                                     75,000      75,000
                                                                ---------   ---------
OTHER:
Deferred income taxes                                               3,364      41,967
Liabilities from price risk management activities                     190         464
Asset retirement obligations                                       18,005       9,085
                                                                ---------   ---------
                                                                   21,559      51,516
                                                                ---------   ---------
COMMITMENTS AND CONTINGENCIES (NOTES 6, 7 AND 11)
STOCKHOLDERS' EQUITY:
Common stock, $0.01 par value (200,000,000 shares authorized,
   89,139,600 [2006] and 86,817,658 [2005] issued)                    928         900
Additional paid-in capital                                        534,441     524,692
Accumulated deficit                                              (219,279)   (145,395)
Accumulated other comprehensive income (loss)                       4,707      (2,314)
Unamortized deferred compensation                                      --        (318)
                                                                ---------   ---------
   Total stockholders' equity                                     320,797     377,565
                                                                ---------   ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 467,895   $ 555,802
                                                                =========   =========

                 See notes to consolidated financial statements.

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (thousands of dollars)

                                                                YEAR ENDED DECEMBER 31,
                                                           ---------------------------------
                                                              2006        2005        2004
                                                           ---------   ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)                                        $ (73,884)  $  28,751   $  33,125
Adjustments to reconcile net earnings (loss) to net cash
   provided by operating activities:
   Depletion and depreciation                                106,067      97,354     102,915
   Impairment of long-lived assets                           134,865          --          --
   Amortization of other assets                                  443         446       1,506
   Non-cash compensation                                       2,300       1,845       1,920
   Non-cash price risk management activities                    (128)        251        (126)
   Debt conversion expense                                        --          --       1,188
   Write-down of securities held                                  --          --         195
   Accretion expense                                           1,588       1,120         601
   Deferred income taxes                                     (38,891)     18,568      18,508
Changes in assets and liabilities:
   Restricted cash                                               (48)       (343)       (891)
   Accounts receivable                                        16,903     (13,425)     (3,060)
   Prepaid expenses and other                                 (2,163)        969        (677)
   Accounts payable                                            2,156      (7,388)      6,291
   Due to (from) affiliates                                   (5,308)        772       3,563
   Revenues and royalties payable                             (1,216)      1,032      (4,318)
   Asset retirement obligations                               (6,026)       (469)     (1,173)
   Other assets and liabilities                                  355       4,127      10,751
                                                           ---------   ---------   ---------
Net cash provided by operating activities                    137,013     133,610     170,318
                                                           ---------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment                      (129,803)   (132,443)   (141,263)
   Acquisition of properties                                 (11,734)         --          --
   Proceeds from (settlements on) sale of property            11,032         (51)        (72)
                                                           ---------   ---------   ---------
Net cash used in investing activities                       (130,505)   (132,494)   (141,335)
                                                           ---------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt                               10,000      10,000      75,129
   Reductions in long-term debt                              (10,000)    (10,129)   (132,320)
   Proceeds - Notes payable                                    9,248       3,142       2,537
   Reductions - Notes payable                                 (7,597)     (2,909)     (1,861)
   Repurchase of common stock                                     --          --     (49,291)
   Issuance of stock/exercise of stock options                    --          13      94,777
   Preferred dividends                                            --      (2,166)     (5,248)
   Additions to deferred loan costs                               --         (99)     (1,230)
                                                           ---------   ---------   ---------
Net cash provided by (used in) financing activities            1,651      (2,148)    (17,507)
                                                           ---------   ---------   ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS                        8,159      (1,032)     11,476
   Cash and cash equivalents at beginning of year             23,265      24,297      12,821
                                                           ---------   ---------   ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR                   $  31,424   $  23,265   $  24,297
                                                           =========   =========   =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Non-cash activities:
   Conversion of preferred stock                           $      --   $ (30,625)  $ (27,734)
   Issuance of shares for contract services                $    (795)  $  (1,932)  $      --
   Conversion of convertible subordinated debt             $      --   $      --   $ (20,000)
   Issuance of shares for acquisition of properties        $  (7,000)  $      --   $      --
   ARO Liability - new wells drilled                       $   4,559   $     883   $   1,051
   ARO Liability - changes in estimates                    $  10,723   $     806   $   5,043

                 See notes to consolidated financial statements.

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
           YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006 (in thousands)

                                   Common Stock                            Accumulated
                                  -------------  Additional  Accumulated      Other       Unamortized   Treasury Stock
                                           Par     Paid-In     Earnings   Comprehensive    Deferred    ----------------
                                  Shares  Value    Capital    (Deficit)   Income (Loss)  Compensation  Shares    Cost      Total
                                  ------  -----  ----------  -----------  -------------  ------------  ------  --------  --------
Balance, December 31, 2003        61,725   $644   $394,177    $(202,492)     $(7,704)      $  (290)        --  $     --  $184,335
   Issuance of rights to common
      stock                           --      3      1,597           --           --        (1,600)        --        --        --
   Company's 401(k) plan
      contribution                    52     --        343           --           --            --         --        --       343
   Exercise of stock options          27     --        131           --           --            --         --        --       131
   Compensation expense               --     --         --           --           --         1,577         --        --     1,577
   Accum. other comprehensive
      income                          --     --         --           --        5,945            --         --        --     5,945
   Write-down of securities held      --     --         --           --          185            --         --        --       185
   Issuance for conversion of
      pref stock                   6,484     65     27,669           --           --            --         --        --    27,734
   Issuance for conversion of
      sub debt                     4,209     42     21,146           --           --            --         --        --    21,188
   Issuance of shares frm stock
      offering                    13,800    138     94,508           --           --            --         --        --    94,646
   Repurchase of common stock         --     --         --           --           --            --     (7,082)  (49,291)  (49,291)
   Retirement of treasury stock
     (09/04)                      (7,082)   (71)   (49,220)          --           --            --      7,082    49,291        --
   Preferred dividends                --     --         --       (3,877)          --            --         --        --    (3,877)
   Net earnings                       --     --         --       33,125           --            --         --        --    33,125
                                  ------   ----   --------    ---------      -------       -------     ------  --------  --------
Balance, December 31, 2004        79,215    821    490,351     (173,244)      (1,574)         (313)        --        --   316,041
   Issuance of rights to common
      stock                           --      3      1,597           --           --        (1,600)        --        --        --
   Company's 401(k) plan
      contribution                    53     --        250           --           --            --         --        --       250
   Exercise of stock options          49     --        163           --           --            --         --        --       163
   Compensation expense               --     --         --           --           --         1,595         --        --     1,595
   Accum. other comprehensive
      income                          --     --         --           --         (740)           --         --        --      (740)
   Issuance for conversion of
      pref stock                   7,099     71     30,554           --           --            --         --        --    30,625
   Issuance cost - 2004 stock
      offering                        --     --       (150)          --           --            --         --        --      (150)
   Issuance of shares for
      contract services              402      5      1,927           --           --            --         --        --     1,932
   Preferred dividends                --     --         --         (902)          --            --         --        --      (902)
   Net earnings                       --     --         --       28,751           --            --         --        --    28,751
                                  ------   ----   --------    ---------      -------       -------     ------  --------  --------
Balance, December 31, 2005        86,818    900    524,692     (145,395)      (2,314)         (318)        --        --   377,565
   Effect of adoption of SFAS
      123(R)                          --     --       (318)          --           --           318         --        --        --
   Issuance of rights to common
      stock                           --      5         (5)          --           --            --         --        --        --
   Company's 401(k) plan
      contribution                    92      1        335           --           --            --         --        --       336
   Stock-based compensation           --     --        372           --           --            --         --        --       372
   Compensation expense               --     --      1,592           --           --            --         --        --     1,592
   Accum other comprehensive
      income                          --     --         --           --        7,021            --         --        --     7,021
   Issuance of shares for
      contract services              224      2        793           --           --            --         --        --       795
   Issuance of shares - Vintage
      acq.                         2,006     20      6,980           --           --            --         --        --     7,000
   Net loss                           --     --         --      (73,884)          --            --         --        --   (73,884)
                                  ------   ----   --------    ---------      -------       -------     ------  --------  --------
Balance, December 31, 2006        89,140   $928   $534,441    $(219,279)     $ 4,707       $    --         --  $     --  $320,797
                                  ======   ====   ========    =========      =======       =======     ======  ========  ========

                 See notes to consolidated financial statements.

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                             (thousands of dollars)

                                                                    YEAR ENDED DECEMBER 31,
                                                                 -----------------------------
                                                                   2006       2005       2004
                                                                 --------   --------   -------
Net earnings (loss) applicable to common stockholders            $(73,884)  $ 27,849   $29,248
                                                                 --------   --------   -------
Other comprehensive income (loss), net of tax, for unrealized gains (losses) from hedging activities:
   Unrealized holding gains (losses) arising during period (1)      9,505    (14,116)   (6,161)
   Reclassification adjustments on settlement of contracts (2)     (2,484)    13,376    12,106
Write-down of securities held                                          --         --       185
                                                                 --------   --------   -------
                                                                    7,021       (740)    6,130
                                                                 --------   --------   -------
Total comprehensive income (loss)                                $(66,863)  $ 27,109   $35,378
                                                                 ========   ========   =======

(1) Net income tax (expense) benefit                             $ (5,118)  $  7,601   $ 3,317
(2) Net income tax (expense) benefit                             $  1,337   $ (7,202)  $(6,518)

                 See notes to consolidated financial statements.

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND BASIS OF PRESENTATION

The Meridian Resource Corporation and its subsidiaries (the "Company" or "Meridian") explores for, acquires, develops and produces oil and natural gas reserves, principally located onshore in south Louisiana, the Texas Gulf Coast and offshore in the Gulf of Mexico. The Company was initially organized in 1985 as a master limited partnership and operated as such until 1990 when it converted into a Texas corporation.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, after eliminating all significant intercompany transactions.

RESTRICTED CASH

The Company classifies cash balances as restricted cash when cash is restricted as to withdrawal or usage. The restricted cash balance at December 31, 2006, was $1,282,000, and at December 31, 2005, was $1,234,000. The restricted cash is related to a contractual obligation with respect to royalties payable.

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

STATEMENT OF CASH FLOWS

For purposes of the statements of cash flows, cash equivalents include time deposits, certificates of deposit and all highly liquid instruments with original maturities of three months or less. The Company made cash payments for interest of $5.5 million, $3.9 million and $6.3 million in 2006, 2005 and 2004, respectively. Cash payments (refunds) for income taxes (federal and state, net of receipts) were ($322,000) for 2006, $1,285,000 for 2005, and $950,000 for
2004.

CONCENTRATIONS OF CREDIT RISK

Substantially all of the Company's receivables are due from oil and natural gas purchasers and other oil and natural gas producing companies located in the United States. Accounts receivable are generally not collateralized. Historically, credit losses incurred on receivables of the Company have not been significant.

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. At December 31, 2006, and December 31, 2005, the Company had approximately $32,475,000 and $24,370,000, respectively, in excess of FDIC insured limits. The Company has not experienced any losses in such accounts.

REVENUE RECOGNITION AND ACCOUNTS RECEIVABLE

Meridian recognizes oil and natural gas revenue from its interests in producing wells as oil and natural gas is produced and sold from those wells (the sales method). Oil and natural gas sold is not significantly different from the Company's share of production.

The Company maintains an allowance for doubtful accounts on trade receivables equal to amounts estimated to be uncollectible. This estimate is based upon historical collection experience, combined with a specific review of each customer's outstanding trade receivable balance. Management believes that the allowance for doubtful accounts is adequate, however, actual write-offs may exceed the recorded allowance.

HURRICANE DAMAGE REPAIRS

This expense of $4.3 million in 2006 and $3.1 million in 2005 is related to damages incurred from hurricanes Katrina and Rita, primarily related to the Company's insurance deductible and repair costs in excess of insured values. Due to the extensive damage throughout the area and the limited resources available for repairs, significant cost increases were experienced by the industry. The actual repair costs were higher than originally estimated and exceeded our claim limits and therefore resulted in increased expense. Additionally, a portion of the 2006 expenses resulted from changes in damage classifications with different insurance coverage. The final claim settlement negotiations were concluded in February 2007, and 2006 expenses have been adjusted to reflect the forthcoming settlement payment.

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

STOCK OPTIONS

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123R, "Shared-Based Payment," using the modified prospective method. SFAS 123R replaces SFAS No. 123, "Accounting for Stock-Based Compensation" and amends SFAS No. 95, "Statement of Cash Flows." SFAS No. 123R addresses the accounting for share-based payment transactions in which an enterprise received employee services in exchange (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees, " and generally requires instead that such transactions be accounted for using the fair-value based method. Prior to adoption of SFAS No. 123R, the Company followed the intrinsic value method in accordance with APB No. 25 to account for stock options. Prior period financial statements have not been restated.

Compensation expense is recorded for stock option awards over the requisite vesting periods based upon the market value on the date of the grant. Stock-based compensation expense related to SFAS No. 123R of approximately $372,000 was recorded in the year ended December 31, 2006. No stock-based compensation expense related to SFAS No. 123R was recorded in the years ended December 31, 2005 and 2004.

The following is a pro-forma reconciliation of reported earnings and earnings per share for the years ended December 31, 2005 and 2004, as if the Company used the fair value method of accounting for stock-based compensation (thousands of dollars, except per share information):

                                                                  2005      2004
                                                                -------   -------
Net earnings applicable to common stockholders as reported      $27,849   $29,248
Stock-based compensation expense determined under fair
   method for all awards, net of tax                               (237)     (119)
                                                                -------   -------
   Net earnings applicable to common stockholders (pro forma)   $27,612   $29,129
                                                                =======   =======
Basic earnings per share:
      As reported                                               $  0.33   $  0.41
      Pro forma                                                 $  0.33   $  0.40
Diluted earnings per share:
      As reported                                               $  0.31   $  0.37
      Pro forma                                                 $  0.31   $  0.37

Fair value was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 4.97%, 3.97% and 3.37%; dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of 0.80, 0.92 and 0.96 for 2006, 2005 and 2004, respectively; and a weighted-average expected life of five years. These assumptions resulted in a weighted average grant date fair value of $2.33, $3.43 and $5.92 for options granted in 2006, 2005 and 2004, respectively. For purposes of the pro forma disclosures, the estimated fair value is amortized to expense over the awards' vesting period.

FAIR VALUE OF FINANCIAL INSTRUMENTS.

Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and bank borrowings. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the highly liquid nature of these short-term instruments. The fair values of the bank borrowings approximate the carrying amounts as of December 31, 2006 and 2005, and were determined based upon variable interest rates currently available to us for borrowings with similar terms.

DERIVATIVE FINANCIAL INSTRUMENTS

The Company follows the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Certain Hedging Activities." The Company enters into derivative contracts to hedge the price risks associated with a portion of anticipated future oil and natural gas production. The Company's derivative financial instruments have not been entered into for trading purposes and the Company has the ability and intent to hold these instruments to maturity. Counterparties to the Company's derivative agreements are major financial institutions.

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

Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash-flow hedge are recorded in other comprehensive income, until earnings are affected by the variability in cash flows of the designated hedged item. The Company recognized a gain of $128,000 related to hedge ineffectiveness during the year ended December 31, 2006, a loss of $251,000 during the year ended December 31, 2005, and a gain of $126,000 during the year ended December 31, 2004.

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

INCOME TAXES

The Company accounts for federal income taxes using the liability method. Under the liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under the liability method, the effect on previously recorded deferred tax assets and liabilities resulting from a change in tax rates is recognized in earnings in the period in which the change is enacted.

ENVIRONMENTAL EXPENDITURES

The Company is subject to extensive federal, state and local environmental laws and regulations. These laws regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. Environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed. Liabilities for expenditures of a noncapital nature are recorded when environmental assessment and or remediation is probable, and the costs can be reasonably estimated. Such liabilities are generally undiscovered unless the timing of cash payments for the liability or component are fixed or reliably determinable.

NEW ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standard Board ("FASB") issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes - and interpretation of SFAS No. 109." FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is in the process of evaluating FIN 48 but does not believe that its implementation will have a material effect on the Company's financial position or results of operation in any period.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 ("SAB 108"). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. The adoption of SAB 108 did not have a material impact on our financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is evaluating the impact, if any, that SFAS No. 157 will have on our financial statements.

USE OF ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities, if any, at the date of the financial statements. The Company analyzes its estimates, including those related to oil and natural gas revenues, bad debts, oil and natural gas properties, income taxes and contingencies and litigation. The Company bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

RECLASSIFICATION OF PRIOR PERIOD STATEMENTS

Certain minor reclassifications have been made to the prior period financial statements to conform to current year presentation.

3.   ASSET RETIREMENT OBLIGATIONS

The Company follows SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires entities to record the fair value of a liability for legal obligations associated with the retirement obligations of tangible long-lived assets in the period in which it is incurred. The fair value of asset retirement obligation liabilities has been calculated using an expected present value technique. Fair value, to the extent possible, should include a market risk premium for unforeseeable circumstances. No market risk premium was included in the Company's asset retirement obligations fair value estimate since a reasonable estimate could not be made. When the liability is initially recorded, the entity increases the carrying amount of the related long-lived asset. Over time, accretion of the liability is recognized each period, and the capitalized cost is amortized over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. This standard requires the Company to record a liability for the fair value of the dismantlement and abandonment costs, excluding salvage values.

Accretion expenses were $1.6 million, $1.1 million and $0.6 million in 2006, 2005 and 2004, respectively.

The following table describes the change in the Company's asset retirement obligations for the years ended December 31, 2006 and 2005 (thousands of dollars):

Asset retirement obligation at December 31, 2004       $ 9,624
Additional retirement obligations recorded in 2005         883
Settlements during 2005                                   (469)
Revisions to estimates during 2005                         806
Accretion expense for 2005                               1,120
                                                       -------
Asset retirement obligation at December 31, 2005        11,964
Additional retirement obligations recorded in 2006       4,559
Settlements during 2006                                 (6,026)
Revisions to estimates and other changes during 2006    10,723
Accretion expense for 2006                               1,588
                                                       -------
Asset retirement obligation at December 31, 2006       $22,808
                                                       =======

Our revisions to estimates represent changes to the expected amount and timing of payments to settle our asset retirement obligations. These changes primarily result from obtaining new information about the timing of our obligations to plug our natural gas and oil wells and the costs to do so.

4.   IMPAIRMENT OF LONG-LIVED ASSETS

At the end of each quarter, the unamortized cost of oil and natural gas properties, net of related deferred income taxes, is limited to the sum of the estimated future net revenues from proved properties using period-end prices, after giving effect to cash flow hedge positions, discounted at 10%, and the lower of cost or fair value of unproved properties adjusted for related income tax effects.

Accordingly, based on September 30, 2006, pricing of $4.17 per Mcf of natural gas and $63.37 per barrel of oil, the Company recognized in the third quarter of 2006 a non-cash impairment of $134.9 million ($87.7 million after tax) of the Company's oil and natural gas properties under the full cost method of accounting.

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

5.   DEBT

CURRENT REVOLVING CREDIT AGREEMENT

On December 23, 2004, the Company amended its credit agreement to provide for a four-year $200 million senior secured credit facility (the "Credit Facility") with Fortis Capital Corp., as administrative agent, sole lead arranger and bookrunner; Comerica Bank as syndication agent; and Union Bank of California as documentation agent. Bank of Nova Scotia, Allied Irish Banks PLC, RZB Finance LLC and Standard Bank PLC completed the syndication group. The initial borrowing base under the Credit Facility was $130 million. The borrowing base under the Credit Facility was redetermined by the syndication group to be $120 million, effective October 31, 2006. As of December 31, 2006, outstanding borrowings under the Credit Facility totaled $75 million.

The Credit Facility is subject to semi-annual borrowing base redeterminations on April 30 and October 31 of each year. In addition to the scheduled semi-annual borrowing base redeterminations, the lenders or the Company, have the right to redetermine the borrowing base at any time, provided that no party can request more than one such redetermination between the regularly scheduled borrowing base redeterminations. The determination of our borrowing base is subject to a number of factors including, quantities of proved oil and natural gas reserves, the bank's price assumptions and other various factors unique to each member bank. Our lenders can redetermine the borrowing base to a lower level than the current borrowing base if they determine that our oil and natural gas reserves, at the time of redetermination, are inadequate to support the borrowing base then in effect.

Obligations under the Credit Facility are secured by pledges of outstanding capital stock of the Company's subsidiaries and by a first priority lien on not less than 75% (95% in the case of an event of default) of its present value of proved oil and natural gas properties. In addition, the Company is required to deliver to the lenders and maintain satisfactory title opinions covering not less than 70% of the present value of proved oil and natural gas properties. The Credit Facility also contains other restrictive covenants, including, among other items, maintenance of certain financial ratios, restrictions on cash dividends on common stock and under certain circumstances preferred stock, limitations on the redemption of preferred stock, limitations on repurchases of common stock and an unqualified audit report on the Company's consolidated financial statements, all of which the Company is in compliance.

Under the Credit Facility, the Company may secure either (i) (a) an alternative base rate loan that bears interest at a rate per annum equal to the greater of the administrative agent's prime rate; or (b) federal funds-based rate plus 1/2 of 1%, plus an additional 0.5% to 1.25% depending on the ratio of the aggregate outstanding loans and letters of credit to the borrowing base or; (ii) a Eurodollar base rate loan that bears interest, generally, at a rate per annum equal to the London interbank offered rate ("LIBOR") plus 1.5% to 2.25%, depending on the ratio of the aggregate outstanding loans and letters of credit to the borrowing base. At December 31, 2006, the three-month LIBOR interest rate was 5.36%. The Credit Facility also provides for commitment fees of 0.375% calculated on the difference between the borrowing base and the aggregate outstanding loans and letters of credit under the Credit Facility.

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

During March 2004, the Notes were converted into 4.0 million shares of the Company's common stock at a conversion price of $5.00 per share, and included an additional non-cash conversion expense of approximately $1.2 million that was paid via the issuance of common stock priced at market.

CURRENT DEBT MATURITIES

Scheduled debt maturities for the next five years and thereafter, as of December 31, 2006, are as follows: none in 2007, $75 million in 2008, and none thereafter.

6.   LEASE OBLIGATIONS

In April 2006, the Company completed negotiations for an amendment to the current office building lease agreement that extends the current office lease until September 30, 2011. The base rental payments will be $1.7 million in 2007 and 2008, $1.8 million in 2009, $2.0 million in 2010 and $1.6 million in 2011. The Company also has operating leases for equipment with various terms, none exceeding three years. Rental expense amounted to approximately $2.5 million, $2.5 million and $2.4 million in 2006, 2005 and 2004, respectively. Future minimum lease payments under all non-cancelable operating leases having initial terms of one year or more are $1.9 million for 2007, $1.9 million for 2008, $2.0 million for 2009 and 2010, $1.6 million for 2011, and none thereafter.

7.   COMMITMENTS AND CONTINGENCIES

LITIGATION

H. L. HAWKINS LITIGATION. In December 2004, the estate of H.L. Hawkins filed a claim against Meridian for damages "estimated to exceed several million dollars" for Meridian's alleged gross negligence, willful misconduct and breach of fiduciary duty under certain agreements concerning certain wells and property in the S.W. Holmwood and E. Lake Charles Prospects in Calcasieu Parish in Louisiana, as a result of Meridian's satisfying a prior adverse judgment in favor of Amoco Production Company. Mr. James Bond has been added as a defendant by Hawkins claiming Mr. Bond, when he was General Manager of Hawkins, did not have the right to consent, could not consent or breached his fiduciary duty to Hawkins if he did consent to all actions taken by Meridian. The Company has not provided any amount for this matter in its financial statements at December 31, 2006.

TITLE/LEASE DISPUTES. Title and lease disputes may arise in the normal course of the Company's operations. These disputes are usually small but could result in an increase or decrease in reserves once a final resolution to the title dispute is made.

ENVIRONMENTAL LITIGATION. Various landowners have sued Meridian (along with numerous other oil companies) in lawsuits concerning several fields in which the Company has had operations. The lawsuits seek injunctive relief and other relief, including unspecified amounts in both actual and punitive damages for alleged breaches of mineral leases and alleged failure to restore the plaintiffs' lands from alleged contamination and otherwise from the Company's oil and natural gas operations. The Company, in certain instances, has indemnified third parties from the claims made in these lawsuits. In three of the lawsuits, Shell Oil Company and SWPI LP have demanded indemnity and defense from Meridian; Meridian has denied such demands. The Company has not provided any amount for this matter in its financial statements at December 31, 2006.

LITIGATION INVOLVING INSURABLE ISSUES. There are no other material legal proceedings which exceed our insurance limits to which the Company or any of its subsidiaries is a party or to which any of its property is subject, other than ordinary and routine litigation incidental to the business of producing and exploring for crude oil and natural gas.

8.   TAXES ON INCOME

Provisions (benefits) for federal and state income taxes are as follows (thousands of dollars):

                                  YEAR ENDED DECEMBER 31,
                               ----------------------------
                                 2006       2005      2004
                               --------   -------   -------
Current:
   Federal                     $    334   $  (676)  $   905
   State                             35       108       (71)
Deferred:
   Federal                      (39,108)   17,480    18,160
   State                            217     1,088       348
                               --------   -------   -------
Income tax expense (benefit)   $(38,522)  $18,000   $19,342
                               ========   =======   =======

Income tax expense (benefit) as reported is reconciled to the federal statutory rate (35%) as follows (thousands of dollars):

                                                                YEAR ENDED DECEMBER 31,
                                                             ----------------------------
                                                               2006       2005      2004
                                                             --------   -------   -------
Income tax provision (benefit) computed at statutory rate    $(39,342)  $16,363   $18,364
Nondeductible costs                                               415       479       607
State income tax, net of federal tax benefit                      240     1,158       302
Decrease in net operating loss carryover due to expiration        165        --        69
                                                             --------   -------   -------
Income tax expense (benefit)                                 $(38,522)  $18,000   $19,342
                                                             ========   =======   =======

Deferred income taxes reflect the net tax effects of net operating losses, depletion carryovers, and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows (thousands of dollars):

                                             DECEMBER 31,
                                          ------------------
                                            2006      2005
                                          -------   --------
Deferred tax assets:
   Net operating tax loss carryforward    $40,085   $ 51,071
   Statutory depletion carryforward           950        950
   Tax credits                              1,644      1,311
   Unrealized hedge loss                       --      1,240
   Other                                    5,860      5,214
                                          -------   --------
Total deferred tax assets                  48,539     59,786
                                          -------   --------
Deferred tax liabilities:
   Book basis in excess of tax basis
      in oil and natural gas properties    51,705    100,603
   Unrealized hedge gain                    2,534         --
                                          -------   --------
Total deferred tax liabilities             54,239    100,603
                                          -------   --------
Net deferred tax liability                $(5,700)  $(40,817)
                                          =======   ========

As of December 31, 2006, the Company had approximately $114.5 million of tax net operating loss carryforwards. The net operating loss carryforwards assume that certain items, primarily intangible drilling costs, have been deducted to the maximum extent allowed under the tax laws for the current year. However, the Company has not made a final determination if an election will be made to capitalize all or part of these items for tax purposes.

The net operating loss carryforwards begin to expire in 2018 and extend through 2025. A portion of the net operating loss carryforwards is subject to change in ownership limitations that could restrict the Company's ability to utilize such losses in the future.

As of December 31, 2006, the Company had net operating loss carryforwards for regular tax and alternative minimum taxable income (AMT) purposes available to reduce future taxable income. These carryforwards expire as follows (in thousands of dollars):

YEAR OF            NET              AMT
EXPIRATION   OPERATING LOSS   OPERATING LOSS
----------   --------------   --------------
2018            $  8,968         $ 20,965
2019              47,730           48,630
2020                  31               31
2021                  36               36
2022              13,053            6,502
2023              44,669           44,516
2025                  42               53
                --------         --------
TOTAL           $114,529         $120,733
                ========         ========

As of December 31, 2006, the Company had approximately $1.6 million of AMT Operating Loss carryforwards that do not expire.

Generally Accepted Accounting Principles require a valuation allowance to be recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company expects to fully utilize its net operating loss carryforward tax benefits, and therefore did not record a valuation allowance in 2006.

9.  REDEEMABLE CONVERTIBLE PREFERRED STOCK

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

WARRANTS

The Company had the following warrants outstanding at December 31, 2006:

                     NUMBER OF   EXERCISE
WARRANTS               SHARES      PRICE    EXPIRATION DATE
--------             ---------   --------   -----------------
Executive Officers   1,428,000     $5.85    *
General Partner      1,805,432     $0.10    December 31, 2015

* A date one year following the date on which the respective officer ceases to be an employee of the Company.

As of December 31, 2006, the Company had outstanding (i) warrants (the "General Partner Warrants") that entitle Joseph A. Reeves, Jr. and Michael J. Mayell to purchase an aggregate of 1,805,432 shares of common stock at an exercise price of $0.10 per share through December 31, 2015 and (ii) executive officer warrants that entitle each of Joseph A. Reeves, Jr. and Michael J. Mayell to purchase an aggregate of 714,000 shares of common stock at an exercise price of $5.85 for a period until one year following the date on which the respective individual ceases to be an employee of the Company ("Executive Officer Warrants").

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

STOCK OPTIONS

Options to purchase the Company's common stock have been granted to officers, employees, nonemployee directors and certain key individuals, under various stock option plans. Options generally become exercisable in 25% cumulative annual increments beginning with the date of grant and expire at the end of ten years. At December 31, 2006, 2005 and 2004, 1,785,310, 2,162,478, and 1,670,685
shares, respectively, were available for grant under the plans. A summary of option transactions follows:

                                                  WEIGHTED
                                     NUMBER        AVERAGE
                                   OF SHARES   EXERCISE PRICE
                                   ---------   --------------
Outstanding at December 31, 2003   3,558,825        $4.08
   Granted                           173,750         7.94
   Exercised                         (34,875)        4.49
   Canceled                           (4,650)        5.78
                                   ---------        -----
Outstanding at December 31, 2004   3,693,050        $4.25
   Granted                            45,000         4.68
   Exercised                         (48,500)        3.37
   Canceled                          (94,500)        9.93
                                   ---------        -----
Outstanding at December 31, 2005   3,595,050        $4.12
   Granted                           109,668         3.40
   Exercised                              --           --
   Canceled                         (245,750)        7.72
                                   ---------        -----
Outstanding at December 31, 2006   3,458,968        $3.84
                                   =========        =====
Shares exercisable:
   December 31, 2004               3,498,050        $4.06
   December 31, 2005               3,430,050        $3.97
   December 31, 2006               3,285,465        $3.76

                             OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                     ----------------------------------   ----------------------------------
                                            WEIGHTED                             WEIGHTED
     RANGE OF          OUTSTANDING AT        AVERAGE        EXERCISABLE AT        AVERAGE
EXERCISABLE PRICES   DECEMBER 31, 2006   EXERCISE PRICE   DECEMBER 31, 2006   EXERCISE PRICE
------------------   -----------------   --------------   -----------------   --------------
$3.00 - $4.99            3,187,318           $ 3.38           3,092,565           $ 3.38
$5.32 - $9.00              150,000             7.77              71,250             7.90
$11.13                     121,650            11.13             121,650            11.13
                         ---------           ------           ---------           ------
                         3,458,968           $ 3.84           3,285,465           $ 3.76
                         =========           ======           =========           ======

The weighted average remaining contractual life of options outstanding at December 31, 2006, was approximately two years.

The aggregate intrinsic value of options outstanding and exercisable at December 31, 2006, was de minimus. The aggregate intrinsic value represents the total pre-tax value (the difference between the Company's closing stock price on the last trading day of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2006. The amount of aggregate intrinsic value will change based on the fair market value of the Company's common stock.

As of December 31, 2006, there was approximately $356.6 thousand of total unrecognized compensation expense related to unvested stock-based compensation plans. This compensation expense is expected to be recognized, net of forfeitures, on a straight-line basis over the remaining vesting period of approximately 2.5 years.

DEFERRED COMPENSATION

In July 1996, the Company through the Compensation Committee of the Board of Directors offered to Messrs. Reeves and Mayell (the Company's Chief Executive Officer and President, respectively) the option to accept in lieu of cash compensation for their respective base salaries common stock pursuant to the Company's Long Term Incentive Plan. Under such grants, Messrs. Reeves and Mayell each elected to defer $400,000 for 2006, $400,000 for 2005 and $400,000 for
2004, which is substantially all of their salaried compensation for each of the years. In exchange for and in consideration of their accepting this option to reduce the Company's cash payments to each of Messrs. Reeves and Mayell, the Company granted to each officer a matching deferral equal to 100% of that amount deferred, which is subject to a one-year vesting period. Under the terms of the grants, the employee and matching deferrals are allocated to a common stock account in which units are credited to the accounts of the officer based on the number of shares that could be purchased at the market price of the common stock. For 1997, the price was determined at December 31, 1996, and for all years subsequent to 1997, it was determined on a semi-annual basis at December 31st and June 30th. At December 31, 2006, the plan had reserved 4,650,000 shares of common stock for future issuance and 3,640,188 rights have been granted. No actual shares of common stock have been issued and the officer has no rights with respect to any shares unless and until there is a distribution. Distributions are to be made upon the death, retirement or termination of employment of the officer.

The obligations of the Company with respect to the deferrals are unsecured obligations. The shares of common stock that may be issuable upon distribution of deferrals have been treated as a common stock equivalent in the financial statements of the Company. Although no cash has been paid, to either Mr. Reeves or Mr. Mayell for their base salaries during these periods, the compensation expense required to be reported by the Company for the equity grants was $1,593,000, $1,595,000 and $1,577,000 for 2006, 2005 and 2004
periods, respectively, and is reflected in general and administrative expense and in oil and natural gas properties for the years ended December 31, 2006, 2005 and 2004, respectively.

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

11. PROFIT SHARING AND SAVINGS PLAN

The Company has a 401(k) profit sharing and savings plan (the "Plan") that covers substantially all employees and entitles them to contribute up to 15% of their annual compensation, subject to maximum limitations imposed by the Internal Revenue Code. The Company matches 100% of each employee's contribution up to 6.5% of annual compensation subject to certain limitations as outlined in the Plan. In addition, the Company may make discretionary contributions which are allocable to participants in accordance with the Plan. Total expense related to the Company's 401(k) plan was $381,000, $300,000, and $299,000 in 2006, 2005, and 2004, respectively.

During 1998, the Company implemented a net profits program that was adopted effective as of November 1997. All employees participate in this program. Pursuant to this program, the Company adopted three separate well bonus plans:
(i) The Meridian Resource Corporation Geoscientist Well Bonus Plan (the "Geoscientist Plan"); (ii) The Meridian Resource Corporation TMR Employees Trust Well Bonus Plan (the "Trust Plan") and (iii) The Meridian Resource Corporation Management Well Bonus Plan (the "Management Plan" and with the Management Plan and the Geoscientist Plan, the "Well Bonus Plans"). Payments under the plans are calculated based on revenues from production on previously discovered reserves, as realized by the Company at current commodity prices, less operating expenses. Total compensation related to these plans was $6.7 million, $6.4 million and $6.9 million in 2006, 2005 and 2004, respectively. A portion of these amounts has been capitalized with regard to personnel engaged in activities associated with exploratory projects. The Executive Committee of the Board of Directors, which is comprised of Messrs. Reeves and Mayell, administers each of the Well Bonus Plans. The participants in each of the Well Bonus Plans are designated by the Executive Committee in its sole discretion. Participants in the Management Plan are limited to executive officers of the Company and other key management personnel designated by the Executive Committee. Neither Messrs. Reeves nor Mayell participate in the Management Plan. The participants in the Trust Plan generally will be employees of the Company that do not participate in one of the other Well Bonus Plans. Effective March 2001, the participants in the Geoscientist Plan were notified that no additional future wells would be placed into the plan. During 2002, the Executive Committee decided to modify this position and for certain key geoscientists the plan will include future new wells.

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

In connection with the execution of their employment contracts in 1994, both Messrs. Reeves and Mayell were granted a 2% net profit interest in the oil and natural gas production from the Company's properties to the extent the Company acquires a mineral interest therein. The net profits interest for Messrs. Reeves and Mayell applies to all properties on which the Company expends funds during their employment with the Company. Each grant of a net profits interest is reflected at a value based on a third party appraisal of the interest granted. For the years ended December 31, 2006, 2005 and 2004, compensation expense in the amounts of $137,624, $120,161, and $37,673, were recorded for each individual. The net profit interests represent real property rights that are not subject to vesting or continued employment with the Company. Messrs. Reeves and Mayell will not participate in the Well Bonus Plans for any particular property to the extent the original net profit interest grants covers such property.

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

The Company's results of operations and operating cash flows are impacted by changes in market prices for oil and natural gas. To mitigate a portion of the exposure to adverse market changes, the Company has entered into various derivative contracts. These contracts allow the Company to predict with greater certainty the effective oil and natural gas prices to be received for hedged production. Although derivatives often fail to achieve 100% effectiveness for accounting purposes, these derivative instruments continue to be highly effective in achieving the risk management objectives for which they were intended. These contracts have been designated as cash flow hedges as provided by SFAS No. 133 and any changes in fair value are recorded in other comprehensive income until earnings are affected by the variability in cash flows of the designated hedged item. Any changes in fair value resulting from the ineffectiveness of the hedge are reported in the consolidated statement of operations as a component of revenues. The Company recognized a gain of $128,000 during the year ended December 31, 2006, a loss of $251,000 during the year ended December 31, 2005, and a gain of $126,000 during the year ended December 31, 2004, due to hedge ineffectiveness.

As of December 31, 2006, the estimated fair value of the Company's oil and natural gas contracts was an unrealized gain of $7.2 million ($4.7 million net of tax) which is recognized in other comprehensive income. Based upon oil and natural gas commodity prices at December 31, 2006, approximately $6.9 million of the gain deferred in other comprehensive income could potentially increase gross revenues in 2007. These derivative agreements expire at various dates through July 31, 2008.

Net settlements under these contracts increased (decreased) oil and natural gas revenues by $3,821,000, ($20,578,000) and ($18,624,000) for the years ended
December 31, 2006, 2005, and 2004 respectively, as a result of hedging transactions.

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

The notional amount is equal to the total net volumetric hedge position of the Company during the periods presented. The positions effectively hedge approximately 40% of proved developed natural gas production and 26% of proved developed oil production during the respective terms of the hedging agreements. The fair values of the hedges are based on the difference between the strike price and the New York Mercantile Exchange future prices for the applicable trading months.

The fair value of hedging agreements is recorded on the consolidated balance sheet as assets or liabilities. The estimated fair value of hedging agreements as of December 31, 2006, is provided below:

                                                                                Estimated
                                                                                Fair Value
                                                                            Asset (Liability)
                                  Notional    Floor Price   Ceiling Price   December 31, 2006
                         Type      Amount    ($ per unit)    ($ per unit)     (in thousands)
                        ------   ---------   ------------   -------------   -----------------
NATURAL GAS (MMBTU)
Jan 2007 - May 2007     Collar   2,000,000    $8.00           $10.60             $3,515
Jan 2007 - Dec 2007     Collar   4,020,000    $7.00           $11.50              3,166
                                                                                 ------
   Total Natural Gas                                                              6,681
                                                                                 ------
CRUDE OIL (BBLS)
Jan 2007 - July 2007    Collar      89,000    $50.00          $74.00                (74)
Aug 2007 - April 2008   Collar      54,000    $60.00          $82.00                 64
May 2008 - July 2008    Collar      15,000    $60.00          $82.00                 13
Jan 2007 - July 2007    Collar      27,000    $60.00          $96.10                 53
Aug 2007 - July 2008    Collar      52,000    $65.00          $93.15                239
Aug 2007 - July 2008    Collar      40,000    $70.00          $87.40                268
                                                                                 ------
   Total Crude Oil                                                                  563
                                                                                 ------
                                                                                 $7,244
                                                                                 ======

13.  MAJOR CUSTOMERS

Major customers for the years ended December 31, 2006, 2005 and 2004, were as follows (based on sales exceeding 10% of total oil and natural gas revenues):

                                         YEAR ENDED DECEMBER 31,
                                         -----------------------
CUSTOMER                                    2006   2005   2004
--------                                    ----   ----   ----
Superior Natural Gas..................       35%    46%    45%
Crosstex/Louisiana Intrastate Gas.....       21%    19%    22%

14.  RELATED PARTY TRANSACTIONS

Historically since 1994, affiliates of Meridian have been permitted to hold interests in projects of the Company. With the approval of the Board of Directors, Texas Oil Distribution and Development, Inc. ("TODD"), JAR Resources LLC ("JAR") and Sydson Energy, Inc. ("Sydson"), entities controlled by Joseph A. Reeves, Jr. and Michael J. Mayell, have each invested in all Meridian drilling locations on a promoted basis, where applicable, at a 1.5% to 4% working interest basis. The maximum percentage that either may elect to participate in any prospect is a 4% working interest. On a collective basis, TODD, JAR and Sydson invested $7,743,000, $9,997,000, and $8,539,000 for the years ended December 31, 2006, 2005 and 2004, respectively, in oil and natural gas drilling activities. Net amounts due to/(from) TODD, JAR and Mr. Reeves were approximately ($337,000) and $2,308,000 as of December 31, 2006 and 2005,
respectively. Net amounts due to/(from) Sydson and Mr. Mayell were approximately ($333,000) and $2,330,000 as of December 31, 2006 and 2005, respectively.

Mr. Joe Kares, a Director of Meridian, is a partner in the public accounting firm of Kares & Cihlar, which provided the Company with accounting services for the years ended December 31, 2006, 2005 and 2004 and received fees of approximately $227,000, $320,000 and $255,000, respectively. Such fees exceeded 5% of the gross revenues of Kares & Cihlar for those respective years. Mr. Kares also participated in the Management Plan described in Note 11 above, pursuant to which he was paid approximately $438,000 during 2006, $464,000 during 2005, and $298,000 during 2004.

Mr. Gary A. Messersmith, a Director of Meridian, is currently a member of the law firm of Looper, Reed & McGraw P.C. in Houston, Texas, which provided legal services for the Company for the years ended December 31, 2006, 2005 and 2004, and received fees of approximately $26,000, $19,000, and $12,000, respectively. In addition, the Company has his firm, Gary A. Messersmith, P.C. on a retainer of $8,333 per month relating to services provided to the Company. Mr. Messersmith also participated in the Management Plan described in Note 11 above, pursuant to which he was paid approximately $751,000 during 2006, $702,000 during 2005, and $688,000 during 2004.

Mr. J. Drew Reeves, the son of Mr. Joseph A. Reeves, Jr., is a staff member in the Land Department. Mr. Drew Reeves was paid $146,000, $100,000, and $80,000 for the years 2006, 2005 and 2004, respectively. Mr. Jeff Robinson is the son-in-law of Joseph A. Reeves, Jr. and is employed as the Manager of the Company's Information Technology Department and has been paid $150,000, $111,000 and $101,000 for the years 2006, 2005 and 2004, respectively. Mr. J. Todd Reeves, a previous partner in the law firm of Creighton, Richards, Higdon and Reeves in Covington, Louisiana, is the son of Joseph A. Reeves, Jr. This law firm provided legal services for the Company for the years ended December 31, 2005 and 2004, and received fees of approximately $32,000 and $67,000, respectively. Currently he is a partner in the law firm of J. Todd Reeves and Associates, and is providing legal services to the Company and received fees of approximately $337,000 in 2006 and $100,000 in 2005. Such fees exceeded 5% of the gross revenues for these firms for those respective years.

Mr. Michael W. Mayell, the son of Mr. Michael J. Mayell, an officer and Director of Meridian, is a staff member in the Production Department, and was paid $114,000, $79,000, and $60,000, for the years 2006, 2005 and 2004, respectively.
Mr. James T. Bond, former Director of Meridian, is the father-in-law of Mr. Michael J. Mayell, and has provided consultant services to the Company and received fees in the amount of $155,000, $175,000, and $124,000, for the years 2006, 2005 and 2004, respectively.

15.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings
(loss) per share:

                                                           (in thousands, except per share)
                                                                YEAR ENDED DECEMBER 31,
                                                           --------------------------------
                                                               2006      2005      2004
                                                             --------   -------   -------
Numerator:
   Net earnings (loss) applicable to common stockholders     $(73,884)  $27,849   $29,248
   Plus income impact of assumed conversions:
      Preferred stock dividends                                    --       N/A       N/A
      Interest on convertible subordinated notes                   --        --       270
                                                             --------   -------   -------
   Net earnings (loss) applicable to common stockholders
      plus assumed conversions                               $(73,884)  $27,849   $29,518
                                                             --------   -------   -------
Denominator:
   Denominator for basic earnings (loss) per
      share - weighted-average shares outstanding              87,670    84,527    72,084
Effect of potentially dilutive common shares:
   Warrants                                                       N/A     4,755     4,508
   Employee and director stock options                            N/A       808     1,589
   Convertible subordinated notes                                  --       N/A       852
   Redeemable preferred stock                                      --       N/A       N/A
                                                             --------   -------   -------
   Denominator for diluted earnings (loss) per share
      - weighted-average shares outstanding and
      assumed conversions                                      87,670    90,090    79,033
                                                             ========   =======   =======
Basic earnings (loss) per share                              $  (0.84)  $  0.33   $  0.41
                                                             ========   =======   =======
Diluted earnings (loss) per share                            $  (0.84)  $  0.31   $  0.37
                                                             ========   =======   =======

N/A = Not Applicable, meaning anti-dilutive for periods presented. Due to its anti-dilutive effect on earnings per share, approximately 5.4 million shares in 2006, 2.1 million shares in 2005, and 9.3 million shares in 2004 related to our redeemable preferred stock, convertible subordinated notes, stock options and warrants were excluded from the dilutive shares.

16.  ACCRUED LIABILITIES

Below is the detail of our accrued liabilities on our balance sheets as of December 31 (thousands of dollars):

                             2006      2005
                           -------   -------
Capital expenditures       $13,851   $12,853
Operating expenses/Taxes     4,024     2,794
Hurricane damage repairs        71     2,717

Compensation                 1,197     1,949
Interest                       506       503
Other                        2,289     1,456
                           -------   -------
TOTAL                      $21,938   $22,272
                           =======   =======

17.  SUBSEQUENT EVENTS

RIG PURCHASE

The Company recently signed an agreement for the construction and purchase of one newly built land based drilling rig in conjunction with an engineering design and fabrication/rig contractor, for approximately $12 million. This contractor will ultimately operate, crew and maintain the rig. Delivery of the rig is currently expected in the third quarter of 2007 when the rig will be mobilized to the Company's East Texas Austin Chalk play. Depending on the success of the operations in the play, the Company has plans for a two-rig, multi-well drilling program to exploit the Company's acreage under lease for an anticipated three to five year period.

SHARE REPURCHASE PROGRAM

The Company has authorized a new share repurchase program. Under the program, the Company may repurchase in the open market or through privately negotiated transactions up to $5 million worth of Common Shares per year over the next three years. The timing, volume, and nature of share repurchases will be at the discretion of management, depending on market conditions, applicable securities laws, and other factors.

During February 2007, the lenders in the Credit Facility unanimously approved an amendment increasing the available limit for the Company's repurchase of its common stock from $1.0 million to $5.0 million annually. The amendment contained restrictive covenants on the Company's ability to repurchase its common stock including (i) the Company cannot utilize funds under the Credit Facility to fund any stock repurchases and (ii) immediately prior to any repurchase, availability under the Credit Facility must be equal to at least 20% of the then effective borrowing base.

The share repurchase program is scheduled to begin as soon as reasonably practical. The program does not require the Company to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice. The Company expects repurchases to be funded by available cash.

18.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Results of operations by quarter for the year ended December 31, 2006 were (thousands of dollars, except per share):

                                                       QUARTER ENDED
                                         ----------------------------------------
                 2006                    MARCH 31   JUNE 30    SEPT. 30   DEC. 31
                 ----                    --------   -------   ---------   -------
Revenues                                  $57,506   $46,540   $  46,059   $40,852
Results of operations from exploration
   and production activities(1)            18,973     9,320    (127,773)    8,671
Net earnings (loss) (2) (3)               $ 7,331   $ 2,843   $ (86,879)  $ 2,821
Net earnings (loss) per share:(2) (3)
   Basic                                  $  0.08   $  0.03   $   (0.99)  $  0.03
   Diluted                                $  0.08   $  0.03   $   (0.99)  $  0.03

Results of operations by quarter for the year ended December 31, 2005 were (thousands of dollars, except per share):

                                                      QUARTER ENDED
                                         ---------------------------------------
                 2005                    MARCH 31   JUNE 30   SEPT. 30   DEC. 31
                 ----                    --------   -------   --------   -------
Revenues                                  $50,044   $44,103    $36,845   $64,704
Results of operations from exploration
   and production activities(1)            17,486    12,675     10,534    29,307
Net earnings(2)                           $ 6,127   $ 4,126    $ 3,276   $14,320
Net earnings per share:(2)
   Basic                                  $  0.08   $  0.05    $  0.04   $  0.17
   Diluted                                $  0.07   $  0.05    $  0.04   $  0.16

(1) Results of operations from exploration and production activities, which approximate gross profit, are computed as operating revenues less lease operating expenses, severance and ad valorem taxes, depletion, impairment of long-lived assets, accretion and hurricane damage repairs.

(2)  Applicable to common stockholders.

(3)  Adopted SFAS No. 123(R) effective January 1, 2006.

19.  SUPPLEMENTAL OIL AND NATURAL GAS DISCLOSURES (UNAUDITED)

The following information is being provided as supplemental information in accordance with the provisions of SFAS No. 69, "Disclosures about Oil and Gas Producing Activities."

COSTS INCURRED IN OIL AND NATURAL GAS ACQUISITION, EXPLORATION AND DEVELOPMENT ACTIVITIES
(thousands of dollars)

                                         YEAR ENDED DECEMBER 31,
                                     ------------------------------
                                       2006       2005       2004
                                     --------   --------   --------
Costs incurred during the year:(1)
   Property acquisition costs
      Unproved                       $ 35,728   $  7,097   $ 16,687
      Proved                            8,239         --         --
   Exploration                         95,486    110,669     93,682
   Development                         23,405     16,136     36,531
                                     --------   --------   --------
                                     $162,858   $133,902   $146,900
                                     ========   ========   ========

(1) Costs incurred during the years ended December 31, 2006, 2005 and 2004 include general and administrative costs related to acquisition, exploration and development of oil and natural gas properties, net of third party reimbursements, of $15,375,000, $13,814,000, and $11,924,000,
     respectively.

CAPITALIZED COSTS RELATING TO OIL AND NATURAL GAS PRODUCING ACTIVITIES (thousands of dollars)

                              DECEMBER 31,
                        -----------------------
                           2006         2005
                        ----------   ----------
Capitalized costs       $1,663,865   $1,512,036
Accumulated depletion    1,267,504    1,027,430
                        ----------   ----------
Net capitalized costs   $  396,361   $  484,606
                        ==========   ==========

At December 31, 2006 and 2005, unevaluated costs of $54,356,000 and $26,623,000, respectively, were excluded from the depletion base. These costs are expected to be evaluated within the next three years. These costs consist primarily of acreage acquisition costs and related geological and geophysical costs.

RESULTS OF OPERATIONS FROM OIL AND NATURAL GAS PRODUCING ACTIVITIES (thousands of dollars)

                                             YEAR ENDED DECEMBER 31,
                                         ------------------------------
                                           2006       2005       2004
                                         --------   --------   --------
Operating Revenues:
   Oil                                   $ 47,859   $ 34,647   $ 36,060
   Natural Gas                            141,182    160,608    166,387
                                         --------   --------   --------
                                          189,041    195,255    202,447
                                         --------   --------   --------
Less:
   Oil and natural gas operating costs     22,614     15,860     14,035
   Severance and ad valorem taxes          11,259      8,811      9,394
   Depletion                              105,210     96,396    101,944
   Accretion expense                        1,588      1,120        601
   Impairment of long-lived assets        134,865         --         --
   Hurricane damage repairs                 4,314      3,066         --
   Income tax expense (benefit)           (31,783)    24,501     26,766
                                         --------   --------   --------
                                          248,067    149,754    152,740
                                         --------   --------   --------
Results of operations from oil and
   natural gas producing activities      $(59,026)  $ 45,501   $ 49,707
                                         ========   ========   ========
Depletion expense per Mcfe               $   4.51   $   3.74   $   2.88
                                         ========   ========   ========

ESTIMATED QUANTITIES OF PROVED RESERVES

The following table sets forth the net proved reserves of the Company as of December 31, 2006, 2005 and 2004, and the changes therein during the years then ended. The reserve information was reviewed by T. J. Smith & Company, Inc., independent reservoir engineers, for 2006, 2005 and 2004. All of the Company's oil and natural gas producing activities are located in the United States.

                                                          Oil       Gas
                                                        (MBbls)    (MMcf)
                                                        -------   -------
Total Proved Reserves:
Balance at December 31, 2003                             7,892     98,469
   Production during 2004                               (1,270)   (27,839)
   Discoveries and extensions                              212     21,783
   Revisions of previous quantity estimates and other     (470)     8,586
                                                        ------    -------
Balance at December 31, 2004                             6,364    100,999
   Production during 2005                                 (882)   (20,490)
   Discoveries and extensions                              366     15,283
   Revisions of previous quantity estimates and other     (671)   (15,875)
                                                        ------    -------
Balance at December 31, 2005                             5,177     79,917
   Production during 2006                                 (859)   (18,170)
   Purchase of reserves in-place                            24      1,390
   Discoveries and extensions                              270      7,138
   Revisions of previous quantity estimates and other      124     (3,460)
                                                        ------    -------
Balance at December 31, 2006                             4,736     66,815
                                                        ======    =======
Proved Developed Reserves:
   Balance at December 31, 2003                          5,016     82,279
   Balance at December 31, 2004                          4,716     85,507
   Balance at December 31, 2005                          3,492     62,524
   Balance at December 31, 2006                          3,151     49,253

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

The following table sets forth the components of the standardized measure of discounted future net cash flows for the years ended December 31, 2006, 2005 and 2004 (thousands of dollars):

                                                                     AT DECEMBER 31,
                                                           ----------------------------------
                                                              2006        2005         2004
                                                           ---------   ----------   ---------
Future cash flows                                          $ 657,584   $1,122,282   $ 897,839
Future production costs                                     (150,462)    (163,804)   (139,112)
Future development costs                                     (64,417)     (55,212)    (39,352)
                                                           ---------   ----------   ---------
Future net cash flows before income taxes                    442,705      903,266     719,375
Future taxes on income                                       (46,034)    (201,582)   (135,472)
                                                           ---------   ----------   ---------
Future net cash flows                                        396,671      701,684     583,903
Discount to present value at 10 percent per annum            (68,772)    (144,481)   (113,546)
                                                           ---------   ----------   ---------
Standardized measure of discounted future net cash flows   $ 327,899   $  557,203   $ 470,357
                                                           =========   ==========   =========

The average expected realized price for natural gas in the above computations was $5.69, $10.40 and $6.40 per Mcf at December 31, 2006, 2005, and 2004,
respectively. The average expected realized price used for crude oil in the above computations was $63.32, $59.37 and $42.33 per Bbl at December 31, 2006, 2005, and 2004, respectively. No consideration has been given to the Company's hedged transactions.

CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS

The following table sets forth the changes in standardized measure of discounted future net cash flows for the years ended December 31, 2006, 2005 and 2004 (thousands of dollars):

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                 2006        2005        2004
                                                              ---------   ----------  ---------
Balance at Beginning of Period                                $ 557,203   $ 470,357   $ 455,883
Sales of oil and natural gas, net of production costs          (155,167)   (170,584)   (179,018)
Changes in sales & transfer prices, net of production costs    (243,150)    293,294      32,203
Revisions of previous quantity estimates                        (11,022)   (130,813)     22,468
Purchase of reserves-in-place                                     2,393          --          --
Current year discoveries, extensions
   and improved recovery                                         30,710     107,393     117,178
Changes in estimated future
   development costs                                            (13,016)    (16,764)    (11,331)
Development costs incurred during the period                     18,051      10,654       9,851
Accretion of discount                                            55,720      47,036      45,588
Net change in income taxes                                      114,782     (49,453)    (23,278)
Change in production rates (timing) and other                   (28,605)     (3,917)        813
                                                              ---------   ---------   ---------
Net change                                                     (229,304)     86,846      14,474
                                                              ---------   ---------   ---------
Balance at End of Period                                      $ 327,899   $ 557,203   $ 470,357
                                                              =========   =========   =========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

We conducted an evaluation under the supervision and with the participation of Meridian's management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the fourth quarter of 2006. Based upon that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that the design and operation of our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors during the fourth quarter of 2006 that could significantly affect these controls.

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

The Company's management assessed the effectiveness of the Company's system of internal control over financial reporting as of December 31, 2006. In making this assessment, the Company's management used the criteria for effective internal control over financial reporting described in "Internal Control - Integrated Framework" that the Committee of Sponsoring Organizations of the Treadway Commission issued.

Based on its assessment using those criteria, management believes that, as of December 31, 2006, the Company's system of internal control over financial reporting was effective.

The Company's independent registered public accounting firm has audited our assessment of the Company's internal control over financial reporting, which report follows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Stockholders and Board of Directors
The Meridian Resource Corporation

We have audited management's assessment, included in Management's Annual Report on Internal Control Over Financial Reporting, that The Meridian Resource Corporation and subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity, cash flows and comprehensive income (loss) for each of the three years in the period ended December 31, 2006, and our report dated March 13, 2007, expressed an unqualified opinion thereon.

                                        BDO Seidman, LLP

Houston, Texas
March 13, 2007

ITEM 9B. OTHER INFORMATION.

None.

                                    PART III

The information required in Items 10, 11, 12, 13 and 14 is incorporated by reference to the Company's definitive Proxy Statement to be filed with the SEC on or before April 30, 2007.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     (a)  Documents filed as part of this report:

     1.   Financial Statements included in Item 8:

          (i)  Independent Registered Public Accounting Firm's Report

          (ii) Consolidated Statements of Operations for each of the three years in the period ended December 31, 2006

          (iii) Consolidated Balance Sheets as of December 31, 2006 and 2005

          (iv) Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2006

          (v) Consolidated Statements of Changes in Stockholders' Equity for each of the three years in the period ended December 31, 2006

          (vi) Consolidated Statements of Comprehensive Income (Loss) for each of the three years in the period ended December 31, 2006

          (vii) Notes to Consolidated Financial Statements

          (viii) Supplemental Oil and Natural Gas Information (Unaudited)

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

          3.3 Amendment No. 1 to Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of the Company's Report on Form 8-K dated May 5, 1999).

          3.4 Certificate of Designation for Series C Redeemable Convertible Preferred Stock dated March 28, 2002 (incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2002).

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

          4.9 The Meridian Resource Corporation 2006 Non-Employee Directors' Incentive Plan (incorporated by reference to Exhibit A of the Company's Proxy Statement on Schedule 14A filed May 19, 2006).

          4.10 Amendment No. 1, dated as of January 29, 2001, to Rights Agreement, dated as of May 5, 1999, by and between the Company and American Stock Transfer & Trust Co., as rights agent (incorporated by reference from the Company's Current Report on Form 8-K dated January 29, 2001).

          10.1 See exhibits 4.2 through 4.10 for additional material contracts.

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

Date: March 15, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                 Name                               Title                    Date
                 ----                               -----                    ----


BY: /s/ JOSEPH A. REEVES, JR.              Chief Executive Officer      March 15, 2007
    ---------------------------------   (Principal Executive Officer)
     Joseph A. Reeves, Jr.                  Director and Chairman
                                                 of the Board


BY: /s/ MICHAEL J. MAYELL                   President and Director      March 15, 2007
    ---------------------------------
    Michael J. Mayell


BY: /s/ LLOYD V. DELANO                    Chief Accounting Officer     March 15, 2007
    ---------------------------------
    Lloyd V. DeLano


BY: /s/ E. L. HENRY                                Director             March 15, 2007
    ---------------------------------
    E. L. Henry


BY: /s/ JOE E. KARES                               Director             March 15, 2007
    ---------------------------------
    Joe E. Kares


BY: /s/ GARY A. MESSERSMITH                        Director             March 15, 2007
    ---------------------------------
    Gary A. Messersmith


BY: /s/ DAVID W. TAUBER                            Director             March 15, 2007
    ---------------------------------
    David W. Tauber


BY: /s/ JOHN B. SIMMONS                            Director             March 15, 2007
    ---------------------------------
    John B. Simmons


BY: /s/ FENNER R. WELLER, JR.                      Director             March 15, 2007
    ---------------------------------
    Fenner R. Weller, Jr.


BY: /s/ C. MARK PEARSON                            Director             March 15, 2007
    ---------------------------------
    C. Mark Pearson

                                  EXHIBIT INDEX

     3.1 Third Amended and Restated Articles of Incorporation of the Company (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the three months ended September 30, 1998).

     3.2 Amended and Restated Bylaws of the Company (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the three months ended September 30, 1998).

     3.3 Amendment No. 1 to Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of the Company's Report on Form 8-K dated May 5, 1999).

     3.4 Certificate of Designation for Series C Redeemable Convertible Preferred Stock dated March 28, 2002 (incorporated by reference to
            Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2002).

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

     4.9 The Meridian Resource Corporation 2006 Non-Employee Directors' Incentive Plan (incorporated by reference to Exhibit A of the Company's Proxy Statement on Schedule 14A filed May 19, 2006).

     4.10 Amendment No. 1, dated as of January 29, 2001, to Rights Agreement, dated as of May 5, 1999, by and between the Company and American Stock Transfer & Trust Co., as rights agent (incorporated by reference from the Company's Current Report on Form 8-K dated January 29, 2001).

     10.1   See exhibits 4.2 through 4.10 for additional material contracts.

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