Form 10-Q
period 2007-03-31
MERIDIAN RESOURCE CORP
filed 2007-05-10
CIK 869369

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended: March 31, 2007

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

Number of shares of common stock outstanding at May 3, 2007: 89,355,687

                        THE MERIDIAN RESOURCE CORPORATION
                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART I  -  FINANCIAL INFORMATION

   Item 1. Financial Statements

              Consolidated Statements of Operations (unaudited) for the
                 Three Months Ended March 31, 2007 and 2006                  3

              Consolidated Balance Sheets as of March 31, 2007
                 (unaudited) and December 31, 2006                           4

              Consolidated Statements of Cash Flows (unaudited) for the
                 Three Months Ended March 31, 2007 and 2006                  6

              Consolidated Statements of Stockholders' Equity
                 (unaudited) for the Three Months Ended March 31, 2007
                 and 2006                                                    7

              Consolidated Statements of Comprehensive Income (Loss)
                 (unaudited) for the Three Months Ended March 31, 2007
                 and 2006                                                    8

              Notes to Consolidated Financial Statements (unaudited)         9

   Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           17

   Item 3. Quantitative and Qualitative Disclosures about Market Risk       27

   Item 4. Controls and Procedures                                          28

PART II  -  OTHER INFORMATION

   Item 1. Legal Proceedings                                                29

   Item 1A. Risk Factors                                                    29

   Item 2. Unregistered Sales of Equity Securities and Use of Proceeds      29

   Item 6. Exhibits                                                         30

SIGNATURES                                                                  31

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (thousands of dollars, except per share information)
                                   (unaudited)

                                                   THREE MONTHS
                                                 ENDED MARCH 31,
                                                -----------------
                                                  2007      2006
                                                -------   -------
REVENUES:
   Oil and natural gas                          $40,143   $57,827
   Price risk management activities                  12      (640)
   Interest and other                               424       319
                                                -------   -------
                                                 40,579    57,506
                                                -------   -------
OPERATING COSTS AND EXPENSES:
   Oil and natural gas operating                  7,767     4,553
   Severance and ad valorem taxes                 2,844     2,735
   Depletion and depreciation                    21,003    29,499
   General and administrative                     3,895     5,111
   Accretion expense                                553       301
   Hurricane damage repairs                          --     1,999
                                                -------   -------
                                                 36,062    44,198
                                                -------   -------
EARNINGS BEFORE OTHER EXPENSES & INCOME TAXES     4,517    13,308
                                                -------   -------
OTHER EXPENSE:
   Interest expense                               1,539     1,378
                                                -------   -------
EARNINGS BEFORE INCOME TAXES                      2,978    11,930
                                                -------   -------
INCOME TAXES:
   Current                                          138       171
   Deferred                                       1,172     4,428
                                                -------   -------
                                                  1,310     4,599
                                                -------   -------
NET EARNINGS                                    $ 1,668   $ 7,331
                                                =======   =======
NET EARNINGS PER SHARE:
   Basic                                        $  0.02   $  0.08
   Diluted                                      $  0.02   $  0.08
WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
   Basic                                         89,253    86,850
   Diluted                                       94,678    92,552

                 See notes to consolidated financial statements.

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (thousands of dollars)

                                               MARCH 31,    DECEMBER 31,
                                                  2007          2006
                                              -----------   ------------
                                              (unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                      $   19,641    $   31,424
   Restricted cash                                     27         1,282
Accounts receivable, less allowance for
   doubtful accounts of $232 [2007 and 2006]       25,530        24,285
Due from affiliates                                 1,055           670
Prepaid expenses and other                          1,400         3,457
Assets from price risk management activities        1,806         7,968
                                               ----------    ----------
   Total current assets                            49,459        69,086
                                               ----------    ----------
PROPERTY AND EQUIPMENT:
Oil and natural gas properties, full cost
   method (including $75,677 [2007] and
   $54,356 [2006] not subject to depletion)     1,689,485     1,663,865
Land                                                   48            48
Equipment                                           9,783         7,492
                                               ----------    ----------
                                                1,699,316     1,671,405
Less accumulated depletion and depreciation     1,294,509     1,273,522
                                               ----------    ----------
   Total property and equipment, net              404,807       397,883
                                               ----------    ----------
OTHER ASSETS:
Assets from price risk management activities          286           490
Other                                                 325           436
                                               ----------    ----------
   Total other assets                                 611           926
                                               ----------    ----------
TOTAL ASSETS                                   $  454,877    $  467,895
                                               ==========    ==========

                 See notes to consolidated financial statements.

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (continued)
                             (thousands of dollars)

                                                     MARCH 31,    DECEMBER 31,
                                                        2007          2006
                                                    -----------   ------------
                                                    (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                     $   5,993     $   9,751
Revenues and royalties payable                           7,084         7,933
Notes payable                                              279         2,754
Accrued liabilities                                     18,712        21,938
Liabilities from price risk management activities          958         1,024
Asset retirement obligations                             5,449         4,803
Deferred income taxes payable                              192         2,336
Current income taxes payable                                 9            --
                                                     ---------     ---------
   Total current liabilities                            38,676        50,539
                                                     ---------     ---------
LONG-TERM DEBT                                          75,000        75,000
                                                     ---------     ---------
OTHER:
Deferred income taxes                                    4,455         3,364
Liabilities from price risk management activities          237           190
Asset retirement obligations                            17,159        18,005
                                                     ---------     ---------
                                                        21,851        21,559
                                                     ---------     ---------
STOCKHOLDERS' EQUITY:
Common stock, $0.01 par value (200,000,000 shares
   authorized, 89,450,466 [2007] and 89,139,600
   [2006] issued)                                          932           928
Additional paid-in capital                             535,808       534,441
Accumulated deficit                                   (217,611)     (219,279)
Accumulated other comprehensive income                     573         4,707
                                                     ---------     ---------
                                                       319,702       320,797
Less treasury stock, at cost 150,000 [2007]
   shares                                                  352            --
                                                     ---------     ---------
   Total stockholders' equity                          319,350       320,797
                                                     ---------     ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 454,877     $ 467,895
                                                     =========     =========

                 See notes to consolidated financial statements.

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (thousands of dollars)
                                   (unaudited)

                                                          THREE MONTHS ENDED
                                                              MARCH 31,
                                                         -------------------
                                                           2007       2006
                                                         --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                             $  1,668   $  7,331
Adjustments to reconcile net earnings to net cash
   provided by operating activities:
   Depletion and depreciation                              21,003     29,499
   Amortization of other assets                               111        111
   Non-cash compensation                                      644        510
   Non-cash price risk management activities                  (12)       640
   Accretion expense                                          553        301
   Deferred income taxes                                    1,172      4,428
Changes in assets and liabilities:
   Restricted cash                                          1,255         (9)
   Accounts receivable                                     (1,245)     6,862
   Prepaid expenses and other                               2,057        544
   Due from affiliates                                       (385)    (1,103)
   Accounts payable                                        (3,758)      (777)
   Revenues and royalties payable                            (849)    (1,344)
   Asset retirement obligations                              (642)        --
   Other assets and liabilities                            (2,490)     1,114
                                                         --------   --------
Net cash provided by operating activities                  19,082     48,107
                                                         --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment                    (30,568)   (34,629)
   Proceeds from sale of property                           2,530         --
                                                         --------   --------
   Net cash used in investing activities                  (28,038)   (34,629)
                                                         --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Reductions - Notes payable                              (2,475)      (890)
   Repurchase of common stock                                (352)        --
                                                         --------   --------
Net cash used in financing activities                      (2,827)      (890)
                                                         --------   --------
NET CHANGE IN CASH AND CASH EQUIVALENTS                   (11,783)    12,588
   Cash and cash equivalents at beginning of period        31,424     23,265
                                                         --------   --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $ 19,641   $ 35,853
                                                         ========   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Non cash -  activities:
   Issuance of shares as compensation                    $    (85)  $     --
   Issuance of shares for contract services              $   (642)  $   (271)
   ARO Liability - new wells drilled                     $     --   $     77
   ARO Liability - changes in estimates                  $   (111)  $    (90)

                 See notes to consolidated financial statements.

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   THREE MONTHS ENDED MARCH 31, 2007 AND 2006
                                 (in thousands)
                                   (unaudited)

                                                                              Accumulated
                                    Common Stock    Additional  Accumulated      Other       Unamortized  Treasury Stock
                                 -----------------    Paid-In     Earnings   Comprehensive    Deferred    --------------
                                 Shares  Par Value    Capital    (Deficit)   Income (Loss)  Compensation   Shares   Cost    Total
                                 ------  ---------  ----------  -----------  -------------  ------------   ------  -----  --------
Balance, December 31, 2005       86,818     $900     $524,692    $(145,395)     $(2,314)       $(318)         --      --  $377,565
Effect of adoption of SFAS 123R      --       --         (318)          --           --          318          --      --        --
   Issuance of rights to common
      stock                          --        1           (1)          --           --           --          --      --        --
   Company's 401(k) plan
      contributions                  21       --           88           --           --           --          --      --        88
   Stock-based compensation          --       --           82           --           --           --          --      --        82
   Compensation expense              --       --          422           --           --           --          --      --       422
   Accum. other comprehensive
      income                         --       --           --           --        1,604           --          --      --     1,604
   Issuance of shares for
      contract services              64        1          270           --           --           --          --      --       271

   Net earnings                      --       --           --        7,331           --           --          --      --     7,331
                                 ------     ----     --------    ---------      -------        -----         ---   -----  --------
Balance, March 31, 2006          86,903     $902     $525,235    $(138,064)     $  (710)       $  --          --   $  --  $387,363
                                 ======     ====     ========    =========      =======        =====         ===   =====  ========

Balance, December 31, 2006       89,140     $928     $534,441    $(219,279)     $ 4,707        $  --          --   $  --  $320,797
   Issuance of rights to common
      stock                          --        2           (2)          --           --           --          --      --        --
   Company's 401(k) plan
      contributions                  42       --          132           --           --           --          --      --       132
   Shares repurchased              (150)      --           --           --           --           --         150    (352)     (352)
   Stock-based compensation -
   FAS123R                           --       --           87           --           --           --          --      --        87
   Compensation expenses             --       --          425           --           --           --          --      --       425
   Accum. other comprehensive
      income                         --       --           --           --       (4,134)          --          --      --    (4,134)
   Issuance of shares for
      contract services             237        2          640           --           --           --          --      --       642
   Issuance of shares as
      compensation                   31       --           85           --           --           --          --      --        85
   Net earnings                      --       --           --        1,668           --           --          --      --     1,668
                                 ------     ----     --------    ---------      -------        -----         ---   -----  --------
Balance, March 31, 2007          89,300     $932     $535,808    $(217,611)     $   573        $  --         150   $(352) $319,350
                                 ======     ====     ========    =========      =======        =====         ===   =====  ========

                 See notes to consolidated financial statements.

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                             (thousands of dollars)
                                   (unaudited)

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                                 ------------------
                                                                    2007     2006
                                                                  -------   ------
Net earnings                                                      $ 1,668   $7,331
                                                                  -------   ------
Other comprehensive income (loss), net of tax, for
   unrealized gains (losses) from hedging activities:
   Unrealized holding gains (losses) arising during period (1)     (2,931)     845
   Reclassification adjustments on settlement of contracts (2)     (1,203)     759
                                                                  -------   ------
                                                                   (4,134)   1,604
                                                                  -------   ------
Total comprehensive income (loss)                                 $(2,466)  $8,935
                                                                  =======   ======
(1) Net income tax (expense) benefit                              $ 1,579   $ (455)
(2) Net income tax (expense) benefit                              $   648   $ (409)

                 See notes to consolidated financial statements.

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. BASIS OF PRESENTATION

The consolidated financial statements reflect the accounts of The Meridian Resource Corporation and its subsidiaries (the "Company") after elimination of all significant intercompany transactions and balances. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission.

The financial statements included herein as of March 31, 2007, and for the three month periods ended March 31, 2007 and 2006, are unaudited, and in the opinion of management, the information furnished reflects all material adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and of the results for the interim periods presented. Certain minor reclassifications of prior period financial statements have been made to conform to current reporting practices. The results of operations for interim periods are not necessarily indicative of results to be expected for a full year.

2. RECENT ACCOUNTING PRONOUNCEMENTS

On February 15, 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 ("SFAS No. 159")". The statement permits entities to choose to measure eligible financial instruments and certain other items at fair market value, with the objective of improving financial reporting by giving entities the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Statement is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 is not expected to have a material impact, if any, on the Company's financial statements.

3. ACCRUED LIABILITIES

Below is the detail of accrued liabilities on the Company's balance sheets as of March 31, 2007 and December 31, 2006 (thousands of dollars):

                           MARCH 31,   DECEMBER 31,
                              2007         2006
                           ---------   ------------
Capital expenditures        $11,674       $13,851
Operating expenses/taxes      4,081         4,024
Hurricane damage repairs         --            71
Compensation                    593         1,197
Interest                        485           506
Other                         1,879         2,289
                            -------       -------
   TOTAL                    $18,712       $21,938
                            =======       =======

4. DEBT

CREDIT FACILITY. On December 23, 2004, the Company amended its existing credit facility to provide for a four-year $200 million senior secured credit facility (the "Credit Facility") with Fortis Capital Corp., as administrative agent, sole lead arranger and bookrunner; Comerica Bank as syndication agent; and Union Bank of California as documentation agent. Bank of Nova Scotia, Allied Irish Banks P.L.C., RZB Finance LLC and Standard Bank PLC completed the syndication group, collectively the "Lenders". The current borrowing base under the Credit Facility was determined to be $115 million by the syndication group effective April 30, 2007. As of March 31, 2007, outstanding borrowings under the Credit Facility totaled $75 million.

The Credit Facility is subject to semi-annual borrowing base redeterminations on April 30 and October 31 of each year. In addition to the scheduled semi-annual borrowing base redeterminations, the lenders or the Company have the right to redetermine the borrowing base at any time, provided that no party can request more than one such redetermination between the regularly scheduled borrowing base redeterminations. The determination of the borrowing base is subject to a number of factors, including quantities of proved oil and natural gas reserves, the bank's price assumptions and other various factors unique to each member bank. The Company's lenders can redetermine the borrowing base to a lower level than the current borrowing base if they determine that the oil and natural gas reserves, at the time of redetermination, are inadequate to support the borrowing base then in effect.

Obligations under the Credit Facility are secured by pledges of outstanding capital stock of the Company's subsidiaries and by a first priority lien on not less than 75% (95% in the case of an event of default) of its present value of proved oil and natural gas properties. In addition, the Company is required to deliver to the lenders and maintain satisfactory title opinions covering not less than 70% of the present value of proved oil and natural gas properties. The Credit Facility also contains other restrictive covenants, including, among other items, maintenance of certain financial ratios, restrictions on cash dividends on common stock and under certain circumstances preferred stock, limitations on the redemption of preferred stock, limitations on the repurchase of the Company's Common Stock and an unqualified audit report on the Company's consolidated financial statements, all of which the Company is in compliance.

Under the Credit Facility, the Company may secure either (i) (a) an alternative base rate loan that bears interest at a rate per annum equal to the greater of the administrative agent's prime rate; or (b) federal funds-based rate plus 1/2 of 1%, plus an additional 0.5% to 1.25% depending on the ratio of the aggregate outstanding loans and letters of credit to the borrowing base or; (ii) a Eurodollar base rate loan that bears interest, generally, at a rate per annum equal to the London interbank offered rate ("LIBOR") plus 1.5% to 2.25%, depending on the ratio of the aggregate outstanding loans and letters of credit to the borrowing base. At March 31, 2007, the three-month LIBOR interest rate was 5.35%. The Credit Facility also provides for commitment fees of 0.375% calculated on the difference between the borrowing base and the aggregate outstanding loans under the Credit Facility.

5. INCOME TAXES

In July 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes - an Interpretation of SFAS No. 109." FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted the provisions of FIN 48 on January 1, 2007, and the adoption had no material impact on the Company's results of operations and financial condition.

6. COMMITMENTS AND CONTINGENCIES

LITIGATION.

H. L. HAWKINS LITIGATION. In December 2004, the estate of H.L. Hawkins filed a claim against Meridian for damages "estimated to exceed several million dollars" for Meridian's alleged gross negligence, willful misconduct and breach of fiduciary duty under certain agreements concerning certain wells and property in the S.W. Holmwood and E. Lake Charles Prospects in Calcasieu Parish in Louisiana, as a result of Meridian's satisfying a prior adverse judgment in favor of Amoco Production Company. Mr. James Bond has been added as a defendant by Hawkins claiming Mr. Bond, when he was General Manager of Hawkins, did not have the right to consent, could not consent or breached his fiduciary duty to Hawkins if he did consent to all actions taken by Meridian. The Company has not provided any amount for this matter in its financial statements at March 31, 2007.

TITLE/LEASE DISPUTES. Title and lease disputes arise due to various events that have occurred in the various states in which the Company operates. These disputes are usually small and could lead to the Company over- or under-stating reserves when a final resolution to the title dispute is made.

ENVIRONMENTAL LITIGATION. Various landowners have sued Meridian (along with numerous other oil companies) in lawsuits concerning several fields in which the Company has had operations. The lawsuits seek injunctive relief and other relief, including unspecified amounts in both actual and punitive damages for alleged breaches of mineral leases and alleged failure to restore the plaintiffs' lands from alleged contamination and otherwise from the Company's oil and natural gas operations. The Company, in certain instances, has indemnified third parties from the claims made in these lawsuits. In three of the lawsuits, Shell Oil Company and SWPI LP have demanded indemnity and defense from Meridian; Meridian has denied such demands. The Company has not provided any amount for this matter in its financial statements at March 31, 2007.

LITIGATION INVOLVING INSURABLE ISSUES. There are no other material legal proceedings which exceed our insurance limits to which Meridian or any of its subsidiaries is a party or to which any of its property is subject, other than ordinary and routine litigation incidental to the business of producing and exploring for crude oil and natural gas.

COMMITMENTS.

The Company has an agreement for the construction and purchase of one newly built land based drilling rig in conjunction with an engineering design and fabrication/rig contractor, for approximately $12 million. This contractor will ultimately operate, crew and maintain the rig. Delivery of the rig is currently expected in the third quarter of 2007 when the rig will be mobilized to the Company's East Texas Austin Chalk play.

7. COMMON STOCK

In March 2007, the Company's Board of Directors authorized a new share repurchase program. Under the program, the Company may repurchase in the open market or through privately negotiated transactions up to $5 million worth of common shares per year over the next three years. The timing, volume, and nature of share repurchases will be at the discretion of management, depending on market conditions, applicable securities laws, and other factors. Prior to implementing this program, the Company was required to seek approval of the repurchase program from the Lenders under the Credit Facility. The repurchase program was approved by the Lenders, subject to certain restrictive covenants. In March 2007, the Company repurchased

150,000 common shares at a cost of $352,000. It is the intent of the Company to continue this program through this and future years.

8.   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net earnings per share (in thousands, except per share):

                                                     THREE MONTHS
                                                   ENDED MARCH 31,
                                                  -----------------
                                                    2007      2006
                                                  -------   -------
Numerator:
   Net earnings                                   $ 1,668   $ 7,331
Denominator:
   Denominator for basic earnings per share -
      weighted-average shares outstanding          89,253    86,850
Effect of potentially dilutive common shares:
   Warrants                                         5,425     4,975
   Employee and director stock options                 --       727
                                                  -------   -------
   Denominator for diluted earnings per share -
      weighted-average shares outstanding
      and assumed conversions                      94,678    92,552
                                                  =======   =======
Basic earnings per share                          $  0.02   $  0.08
                                                  =======   =======
Diluted earnings per share                        $  0.02   $  0.08
                                                  =======   =======

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

The Company's results of operations and operating cash flows are impacted by changes in market prices for oil and natural gas. To mitigate a portion of the exposure to adverse market changes, the Company has entered into various derivative contracts. These contracts allow the Company to predict with greater certainty the effective oil and natural gas prices to be received for hedged production. Although derivatives often fail to achieve 100% effectiveness for accounting purposes, these derivative instruments continue to be highly effective in achieving the risk management objectives for which they were intended. These contracts have been designated as cash flow hedges as provided by SFAS No. 133 and any changes in fair value are recorded in accumulated other comprehensive income until earnings are affected by the variability in cash flows of the designated hedged item. Any changes in fair value resulting from the ineffectiveness of the hedge are reported in the consolidated statement of operations as a component of revenues. The Company recognized a $12 thousand gain related to hedge ineffectiveness during the three months ended March 31, 2007, and a loss of approximately $0.6 million during the three months ended March 31, 2006.

The estimated March 31, 2007 fair value of the Company's oil and natural gas derivatives resulted in an unrealized gain of $0.9 million ($0.6 million net of tax) which is recognized in accumulated other comprehensive income. Based upon March 31, 2007 oil and natural gas commodity prices, approximately $0.8 million of the gain deferred in accumulated other comprehensive income could potentially increase gross revenues over the next twelve months. These derivative agreements expire at various dates through December 31, 2008.

Net settlements under these contracts increased (decreased) oil and natural gas revenues by $1,850,000 and ($1,168,000) for the three months ended March 31, 2007 and 2006, respectively, as a result of hedging transactions.

The notional amount is equal to the total net volumetric hedge position of the Company during the periods presented. As of March 31, 2007, the positions effectively hedge approximately 41% of the estimated proved developed natural gas production and 28% of the estimated proved developed oil production during the respective terms of the hedging agreements. The fair values of the hedges are based on the difference between the strike price and the New York Mercantile Exchange future prices for the applicable trading months.

The fair value of the hedging agreements is recorded on the consolidated balance sheet as assets or liabilities. The estimated fair value of the hedging agreements as of March 31, 2007, is provided below:

                                                                               Estimated
                                                                               Fair Value
                                                               Ceiling     Asset (Liability)
                                  Notional    Floor Price       Price        March 31, 2007
                         Type      Amount    ($ per unit)   ($ per unit)     (in thousands)
                        ------   ---------   ------------   ------------   -----------------
NATURAL GAS (MMBTU)
Apr 2007 - May 2007     Collar     800,000      $ 8.00         $10.60             $376
Apr 2007 - Dec 2007     Collar   3,260,000      $ 7.00         $11.50              318
                                                                                  ----
                                                       Total Natural Gas           694
                                                                                  ----
CRUDE OIL (BBLS)
Apr 2007 - July 2007    Collar      48,000      $50.00         $74.00              (85)
Jan 2008 - Dec 2008     Collar      40,000      $55.00         $83.00              (62)
Aug 2007 - April 2008   Collar      54,000      $60.00         $82.00              (10)
May 2008 - July 2008    Collar      15,000      $60.00         $82.00               (7)
Apr 2007 - July 2007    Collar      15,000      $60.00         $96.10               14
Aug 2007 - July 2008    Collar      52,000      $65.00         $93.15              161
Aug 2007 - July 2008    Collar      40,000      $70.00         $87.40              192
                                                                                  ----
                                                         Total Crude Oil           203
                                                                                  ----
                                                                                  $897
                                                                                  ====

See Note 12, Subsequent Events, for additional information.

10.  STOCK-BASED COMPENSATION

STOCK OPTIONS

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R, "Shared-Based Payment," using the modified prospective method. SFAS 123R replaces SFAS No. 123, "Accounting for Stock-Based Compensation" and amends SFAS No. 95, "Statement of Cash Flows." SFAS No. 123R addresses the accounting for share-based payment transactions in which an enterprise received employee services in exchange for: (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and generally requires instead that such transactions be accounted for using the fair-value based method. Prior to adoption of SFAS No. 123R, the Company followed the intrinsic value method in accordance with APB No. 25 to account for stock options.

Compensation expense is recorded for stock option awards over the requisite vesting periods based upon the market value on the date of the grant. Stock-based compensation expense of approximately $87,000 was recorded in the three months ended March 31, 2007 and $82,000 was recognized in the three month period ended March 31, 2006.

11.  ASSET RETIREMENT OBLIGATIONS

The Company follows SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires entities to record the fair value of a liability for legal obligations associated with the retirement obligations of tangible long-lived assets in the period in which it is incurred. The fair value of asset retirement obligation liabilities has been calculated using an expected present value technique. Fair value, to the extent possible, should include a market risk premium for unforeseeable circumstances. No market risk premium was included in the Company's asset retirement obligations fair value estimate since a reasonable estimate could not be made. When the liability is initially recorded, the entity increases the carrying amount of the related long-lived asset. Over time, accretion of the liability is recognized each period, and the capitalized cost is amortized over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Company records gains or losses from settlements as an adjustment to the full cost pool. This standard requires the Company to record a liability for the fair value of our dismantlement and abandonment costs, excluding salvage values.

The following table describes the change in the Company's asset retirement obligations for the three months ended March 31, 2007, and for the year ended December 31, 2006 (thousands of dollars):

Asset retirement obligation at December 31, 2005       $11,964
Additional retirement obligations recorded in 2006       4,559
Settlements during 2006                                 (6,026)
Revisions to estimates and other changes during 2006    10,723
Accretion expense for 2006                               1,588
                                                       -------
Asset retirement obligation at December 31, 2006        22,808
Additional retirement obligations recorded in 2007          --
Settlements during 2007                                   (642)
Revisions to estimates and other changes during 2007      (111)
Accretion expense for 2007                                 553
                                                       -------
Asset retirement obligation at March 31, 2007          $22,608
                                                       =======

The Company's revisions to estimates represent changes to the expected amount and timing of payments to settle the asset retirement obligations. These changes primarily result from obtaining new information about the timing of our obligations to plug the natural gas and oil wells and costs to do so.

12.  SUBSEQUENT EVENTS

During April 2007, the Company entered into a series of hedging contracts to hedge a portion of its natural gas production for 2008. The hedge contracts were completed in the form of costless collars. The costless collars provide the Company with a lower limit floor price and an upper limit ceiling price on the hedged volumes. The floor price represents the lowest price the Company will receive for the hedged volumes, while the ceiling price represents the highest price the Company will receive for the hedged volumes. The costless collars will be settled monthly based on the NYMEX futures contract of oil and natural gas during each respective month. The Notional Amount is equal to the total net volumetric hedge position of the Company during the periods presented. These hedge contracts, combined with those discussed in Note 9, effectively hedge approximately 39% of the estimated proved developed natural gas production, and 28% of the estimated proved developed oil production during the respective terms of the hedging agreements. The following table summarizes the contracted volumes and prices for the costless collars.

                       Notional    Floor Price   Ceiling Price
                        Amount    ($ per unit)    ($ per unit)
                      ---------   ------------   -------------
NATURAL GAS (MMBTU)
Jan 2008 - Dec 2008   2,230,000       $7.00          $12.15
Jan 2008 - Dec 2008   1,010,000       $7.50          $11.50

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL.

The Company's business plan has been modified to extend and expand its exploration portfolio beyond its conventional assets in the Louisiana and Texas Gulf Coast regions to include the establishment of large acreage positions in known unconventional and resource plays located within producing regions of the lower continental United States containing longer-lived reserves. In recognition of the maturity of the Company's traditional producing region and the paradigm of crude oil and natural gas pricing, management modified its business strategy while retaining its position in the Gulf Coast region of south Louisiana and Texas and leveraged off the higher cash flows generated from these properties to acquire exploration opportunities with large acreage positions, multiple repeatable wells and longer-lived reserves.

OPERATIONS OVERVIEW. The Company is on track and aggressively pursuing its drilling with other growth activities whereby it has set targeted spending of $127 million during 2007. As an integral part of these efforts, the Company has created a balanced portfolio of projects that it believes will reduce its risk profile, thereby improving success, and maintain its exposure to its historical high returns of and on capital deployed while at the same time developing longer lived reserves.

EAST TEXAS AREA

In 2006, Meridian moved East Texas activities from planning to production and development. This play has become a primary area of focus for the Company's 2007 budget. Based on analogues in the nearby fields and the success by comparison of the first well Meridian completed in the Austin Chalk, the Blackstone Minerals ("BSM") No. 1 well, the Company has accelerated its holdings to over 33,000 acres and executed joint ventures for the development of the play over the course of the next three to five years. Accordingly, Meridian has committed 37% of its capital budget to generate and participate in the drilling of at least seven wells in the area during 2007.

The first well (BSM No. 1) was completed during October 2006 and tested at initial rates of 27 Mmcf/d and 1,300 BOPD.

Currently, the Company has three active rigs operating in the East Texas Austin Chalk play--one well scheduled to be tested within the next 10 to 15 days, and one well recently spud and another beginning the lateral drilling.

The Katherine Leary No. 1 well recently reached total depth of its second horizontal lateral. The first lateral extends approximately 5,300 feet in length with the second extending approximately 5,600 feet for a total wellbore exposure in the Austin Chalk of 10,900 feet. The well is currently being completed and will be tested once the drilling rig has been removed from the surface location. Barring any unforeseen delays, this operation will take place in the next 10 to 15 days.

A rig was moved on location at the BSM No. 2 to drill a single lateral in the Austin Chalk formation. Since the drilling of the vertical section during 2006, this well was previously completed as a Woodbine producer but reserves did not prove to be economic. A window was cut into the wellbore at approximately 13,100 feet to begin the lateral. The horizontal lateral will extend to approximately 6,100 feet.

A second new rig was moved onto its location at the BSM No. 4 location. This well is designed to drill vertically to approximately 13,000 feet before turning horizontal for another single lateral test of approximately 5,000 feet in the Austin Chalk formation. The well is currently drilling at approximately 2,500 feet.

The Company is testing the drilling of single lateral wells versus dual lateral wells to determine the best methods to develop the field, improve drilling time, improve ultimate recoveries of reserves and fully develop the play in a timely manner at less initial cost. Lease acreage and unitization do play into the locations and decisions where this concept, if successful, can be applied.

The Company and its joint venture partners currently hold approximately 33,000 gross acres in the play. The Company is aggressively working to increase its position in this very competitive area and is in the final stages of finalizing title and documentation of an additional 20,000 plus gross acres. With the additional acreage, the number of possible locations increases in general terms to approximately fifty, thereby providing the Company with enough drilling inventory for the next several years. The Company anticipates that two rigs will remain in the East Texas area to develop the play for the foreseeable future. Meridian is the operator of the field on behalf of its joint venture partners and will generally hold between 37% and 75% WI.

TEXAS GULF COAST AND OFFSHORE

In August of 2006, the Company purchased all of the Texas Gulf Coast assets of Vintage Petroleum LLC. Meridian paid approximately $21 million in cash and stock. While a portion of the assets were comprised of producing properties, a primary reason for the acquisition was the near and long term upside of exploitation and exploration assets identified on the 3-D seismic data over the properties.

For 2007, the Company has scheduled four wells in the Nueces Bay project area. To date, it has participated as a non-operating working interest partner (23%
WI) in three wells. Two wells have been completed and placed on production and one is currently under evaluation and testing.

The outside operated ST 976 No. 1 well on the East White Point prospect located in the Nueces Bay project area was fracture stimulated in one of several deep Frio sands. The well was tested at a gross daily flow rate of approximately 3.2 million cubic feet of gas per day and 340 barrels of condensate. As previously announced, this well was drilled to a depth of approximately 13,800 feet measured depth ("MD") and had apparent natural gas pay in five Frio sand intervals. Meridian owns approximately 23% working interest in this well. The operator of this well has proposed the drilling of two additional wells in the area.

In addition, the Company has drilled one scheduled well in Nueces Bay and is currently conducting testing operations for completion of that well. The ST 786 No. 12 well on the Indian Point prospect located in the Nueces Bay project area was fracture stimulated in one of two deep Anderson sand sections of the lower Frio formation. The results of the fracture stimulation were less than expected, therefore the Company will move up the hole to test and fracture stimulate the upper portion of the Anderson (Frio) sand. This well was drilled to a depth of approximately 15,150 feet MD and had apparent natural gas pay in six Frio sand intervals. Depending on the results of this well, the Company anticipates one additional well for this area in 2007 and could have an additional three to four prospective locations offset to the well. The Company owns approximately 49% working interest in this well and is the operator.

The High Island 29 prospect is located in the shallow waters of the Gulf of Mexico near the Company's High Island 55 production platform. The primary objective of this well is the Upper Miocene formation at a depth of approximately 8,000 feet. Recently, the Company was the successful bidder in the State lease sale on 720 additional acres needed to secure the prospect. The Company has a target time frame of the second half of the year to spud the well.

The Brazos 388-S prospect is also located in the shallow waters of the Gulf of Mexico. The primary objective of the well is the Siph-D sand formation at a depth of approximately 13,000 feet. The Company currently holds a 100% working interest in the prospect and has a targeted drilling time frame for the second half of the year to spud the well.

MID-CONTINENT

As part of the Company's plan to diversify its asset portfolio, the Company acquired acreage (approximately 22,000 acres) offsetting a producing field in the Mid-Continent region of north central Oklahoma. Since acquiring its position to exploit this Hunton/Woodford de-watering play, the Company has drilled four wells including one saltwater disposal well.

As previously announced, the Company completed the drilling of its first two gas wells, the Enterprise No. 7-1 and the Constellation No. 8-1. They were completed in the Hunton formation at a depth of approximately 7,500 feet. As expected, initial production from the two wells is primarily water with small amounts of natural gas which is expected to gradually increase to commercial quantities of natural gas with less water over the coming months. Additionally, in the same play, the Company drilled and completed the Constellation No. 8-2 and is preparing it for production.

The Company operates the field and owns approximately 80% working interest. This play is on the Company's list of primary focus areas for growth and has plans to drill a minimum of fourteen wells here during 2007.

SOUTH LOUISIANA AND OFFSHORE

This mainstay focus area of the Company holds significant potential for increased reserves and production during 2007. South Louisiana remains a core area for Meridian where the Company has built a large knowledge and information base that it believes holds significant value for the development of future projects. Although the Company is expanding beyond our traditional footprint of South Louisiana, it has not pulled out of this area, and continues to generate and participate in opportunities that target larger reserves.

Currently, in offshore Louisiana, the Company is negotiating for a rig to move onto its West Cameron 332 block location which is expected to happen in the next few weeks. The targeted formation is the Upper Miocene sand at a depth of approximately 13,800 feet. Meridian owns 17% working interest before casing point and 37% working interest after casing point and will be the operator.

The previously announced E. W. Brown No. 1 well was completed and tested in the Hackberry formation. The electric logs indicated approximately 32 gross feet of apparent pay in the targeted sands. The well was tested at a gross daily flow rate of approximately 3.6 million cubic feet of natural gas per day and 240 barrels of condensate. However, characteristics of the well test raised questions regarding the economics of a completion relative to the potential size of the reservoir. The Company is considering a fracture stimulation to test this well's limits of recovery and is currently evaluating the future utility of the well relative to the costs of completing the construction of production facilities and pipeline.

DEEP ARCHTOP

The Company is continuing to develop its Deep Archtop prospect for drilling. It recently increased its current leasehold position to approximately 5,000 acres on the prospect by being the successful unopposed bidder in a recent State of Louisiana lease sale.

The project is designed to test a Jurassic Cotton Valley four-way closure in the Biloxi Marshlands area of St. Bernard Parish Louisiana. This 30,000-foot prospect has over 14,400 acres of closure, imaged by 3-D seismic. The Company will spend the coming year in pre-drill work, followed by 300-plus days to drill the well which is estimated to cost $60 million. The shallow marshlands water location provides the potential for significant savings in drilling the test well and post development infrastructure. Similarly sized offshore projects typically cost much more and require longer periods of time to construct the necessary pipelines and production facilities. Meridian owns production facilities and pipelines in the immediate area. Meridian intends to retain and pay its share of approximately 20% working interest to the casing point in this well.

The spud date for the well is difficult to predict at this time as there are numerous variables that can affect the timing of the well. However, the Company has set a target date of mid-year 2008.

UNCONVENTIONAL RESOURCE PLAYS

The Company's push for diversity and growth continue to develop in the Delaware Basin, Illinois Basin and Palo Duro Basin.

In the Delaware Basin, the Company and its joint venture partner are currently evaluating drilling locations. The group owns approximately 85,000 acres in the area and anticipates that it will drill a minimum of two wells during 2007.

In the New Albany Shale Play in the Illinois Basin, the Company continues to acquire leases and currently owns an approximate 30,000-acre lease position. Drilling plans for the initial wells in the area are being evaluated. The Company's working interest in the play is 92% with Meridian as operator.

In the Palo Duro Basin Play, the Company owns approximately 35,000 gross acres. Several operators in the basin are in various stages of testing optimal drilling and completion techniques for wells in the area. An operator has recently reported drilling and completing a successful well that is immediately adjacent to a portion of the Company's acreage. The Company is currently evaluating the development of the basin and its plans for the play.

OTHER CONDITIONS

INDUSTRY CONDITIONS. Revenues, profitability and future growth rates of Meridian are substantially dependent upon prevailing prices for oil and natural gas. Oil and natural gas prices have been extremely volatile in recent years and are affected by many factors outside of our control. Our average oil price (after adjustments for hedging activities) for the three months ended March 31, 2007, was $50.30 per barrel compared to $49.23 per barrel for the three months ended March 31, 2006, and $53.06 per barrel for the three months ended December 31, 2006. Our average natural gas price (after adjustments for hedging activities) for the three months ended March 31, 2007, was $7.34 per Mcf compared to $9.20 per Mcf for the three months ended March 31, 2006, and $7.19 per Mcf for the three months ended December 31, 2006. Fluctuations in prevailing prices for oil and natural gas have several important consequences to us, including affecting the level of cash flow received from our producing properties, the timing of exploration of certain prospects and our access to capital markets, which could impact our revenues, profitability and ability to maintain or increase our exploration and development program.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES. The Company's discussion and analysis of its financial condition and results of operation are based upon consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted and adopted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. See the Company's Annual Report on Form 10-K for the year ended December 31, 2006, for further discussion.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THREE MONTHS ENDED MARCH 31, 2006

OPERATING REVENUES. First quarter 2007 oil and natural gas revenues, which include oil and natural gas hedging activities (see Note 9 of Notes to Consolidated Financial Statements), decreased $17.7 million (31%) as compared to first quarter 2006 revenues due to a 15% decrease in average commodity prices on a natural gas equivalent basis, and an 18% decrease in production volumes partially offset in part by the Company's hedging program. Oil and natural gas production volumes totaled 5,257 Mmcfe for the first quarter of 2007 compared to 6,432 Mmcfe for the comparable period of 2006. Our average daily production decreased from 71 Mmcfe during the first quarter of 2006 to 58 Mmcfe for the first quarter of 2007.

First quarter 2006 production was generally higher as a result of returning to full production, 100% of the wells that were previously shut in due to the Katrina and Rita hurricanes. In addition to the natural declines of existing production that occurred between the periods, the Company experienced intermediate production declines because of delays in the replacement of its production due to the unavailability of rigs and equipment in the Company's East Texas Austin Chalk development program during the first three quarters of 2006. These delays prevented the Company from timely drilling the laterals in each of four wells drilled to the Austin Chalk and delayed the addition of replacement of normal production declines during 2006 and the first quarter of 2007.

Since the third quarter of 2006, the Company has taken an aggressive approach to increase its acreage position and drilling activities in this prolific play and has contracted for the purchase of one rig and a twelve-month lease of an additional rig that will better insure an uninterrupted drilling and completion schedule and the replacement of production and reserves. Three rigs are currently operating in the area, with plans to drill at least seven total wells in the immediate area during 2007 and to maintain at least two rigs working in this play for the foreseeable future. It is anticipated that the second completed well, the Katherine Leary No. 1, will be ready to be tested and placed on production within the next 10-15 days after the rig is released and the production pipeline is connected. Although oil and natural gas prices for the industry in general have experienced a marked decline since the first quarter of 2006, the Company's effective hedging strategy continues to partially insulate it against the total impact of such price declines.

The following table summarizes the Company's operating revenues, production volumes and average sales prices for the three months ended March 31, 2007 and 2006:

                                 THREE MONTHS
                               ENDED MARCH 31,
                              -----------------    INCREASE
                                2007      2006    (DECREASE)
                              -------   -------   ----------
Production Volumes:
   Oil (Mbbl)                     249       224       11%
   Natural gas (MMcf)           3,764     5,087      (26%)
   Mmcfe                        5,257     6,432      (18%)
Average Sales Prices:
   Oil (per Bbl)              $ 50.30   $ 49.23        2%
   Natural gas (per Mcf)      $  7.34   $  9.20      (20%)
   Mmcfe                      $  7.64   $  8.99      (15%)
Operating Revenues (000's):
   Oil                        $12,519   $11,034       13%
   Natural gas                $27,624   $46,793      (41%)
                              -------   -------
   Total Operating Revenues   $40,143   $57,827      (31%)
                              =======   =======

OPERATING EXPENSES. Oil and natural gas operating expenses on an aggregate basis increased $3.2 million (71%) to $7.8 million during the first quarter of 2007, compared to $4.6 million in the first quarter of 2006. On a unit basis, lease operating expenses increased $0.77 per Mcfe to $1.48 per Mcfe for the first quarter of 2007 from $0.71 per Mcfe for the first quarter of 2006. Oil and natural gas operating expenses increased primarily due to significantly higher insurance costs, industry wide increases in service costs and increased maintenance-related activities. For the year beginning in May 2006 through April 2007 premiums increased over 450% from the prior premium year. During the first quarter of 2007 insurance premiums increased by $1.4 million and represented 44% of the difference in lease operating expenses between the quarters. The remaining $1.8 million increase in operating expenses was associated with the addition of producing wells and one-time costs related to production and facilities including compression, storage and repairs. Although the company's insurance costs rose for the period from May 2006 through April 2007, we anticipate those costs to moderate during 2007. We continue to insure our assets with improved coverage as a safeguard against losses for the Company in the event of another hurricane. The increase in the per Mcfe rate was additionally attributable to the lower production between the two corresponding periods.

SEVERANCE AND AD VALOREM TAXES. Severance and ad valorem taxes increased $0.1 million (4%) to $2.8 million for the first quarter of 2007, compared to $2.7 million during the same period in 2006 primarily because of an increase in oil volumes and prices and a higher natural gas tax rate, partially offset by a decrease in natural gas production. Meridian's oil and natural gas production is primarily from Louisiana, and is therefore subject to Louisiana severance tax. The severance tax rates for Louisiana are 12.5% of gross oil revenues and $0.373 per Mcf for natural gas, an increase from $0.252 per Mcf for the first half of 2006. On an equivalent unit of production basis, severance and ad valorem taxes increased to $0.54 per Mcfe from $0.43 per Mcfe for the comparable three-month period.

DEPLETION AND DEPRECIATION. Depletion and depreciation expense decreased $8.5 million (29%) during the first quarter of 2007 to $21.0 million, from $29.5 million for the same period of 2006. This was primarily the result of a decrease in the depletion rate as compared to the 2006 period and the decrease in oil and natural gas production. On a unit basis, depletion and depreciation expense decreased by $0.60 per Mcfe, to $3.99 per Mcfe for the three months ended March 31, 2007, compared to $4.59 per Mcfe for the same period in 2006. The rate decrease between the periods was due to the impact of the impairment of long-lived assets recognized during the third quarter of 2006.

GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense decreased $1.2 million (24%) to $3.9 million compared to $5.1 million for 2006. The decrease between the periods was due to lower accounting, legal and other professional fees. On an equivalent unit of production basis, general and administrative expenses decreased $0.05 per Mcfe to $0.74 per Mcfe for the first quarter of 2007 compared to $0.79 per Mcfe for the comparable 2006 period primarily due to lower production rates between the periods. Stock-based compensation expense of approximately $87,000 was recognized in the three months ended March 31, 2007 compared to $82,000 for the three month period ended March 31, 2006.

HURRICANE DAMAGE REPAIRS. This reduction was due to no additional costs related to repairs during the first quarter of 2007.

INTEREST EXPENSE. Interest expense increased $0.2 million (12%), to $1.6 million for the first quarter of 2007 in comparison to the first quarter of 2006. The increase is primarily a result of increased interest rates.

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL. During the first quarter of 2007, Meridian's capital expenditures were internally financed with cash flow from operations and cash on hand. As of March 31, 2007, the Company had a cash balance of $19.6 million and working capital of $10.8 million.

CASH FLOWS. Net cash provided by operating activities was $19.1 million for the three months ended March 31, 2007, as compared to $48.1 million for the same period in 2006. The decrease of $29.0 million was primarily due to lower crude oil and natural gas commodity prices and lower production volumes.

Net cash used in investing activities was $28.0 million during the three months ended March 31, 2007, versus $34.6 million in the first three months of 2006.

Cash flows used in financing activities during the first three months of 2007 were $2.8 million, compared to cash used in financing activities of $0.9 million during the first three months of 2006. This increase in cash used in financing activities was primarily due to the reduction in notes payable issued in connection with the Company's annual insurance renewal.

CREDIT FACILITY. On December 23, 2004, the Company amended its existing credit facility to provide for a four-year $200 million senior secured credit facility (the "Credit Facility") with Fortis Capital Corp., as administrative agent, sole lead arranger and bookrunner; Comerica Bank as syndication agent; and Union Bank of California as documentation agent. Bank of Nova Scotia, Allied Irish Banks P.L.C., RZB Finance LLC and Standard Bankc PLC completed the syndication group. The borrowing base under the Credit Facility was redetermined to be $115 million by the syndication group effective April 30, 2007. As of March 31, 2007, outstanding borrowings under the Credit Facility totaled $75 million.

The Credit Facility is subject to semi-annual borrowing base redeterminations on April 30 and October 31 of each year. In addition to the scheduled semi-annual borrowing base redeterminations, the lenders or the Company, have the right to redetermine the borrowing base at any time, provided that no party can request more than one such redetermination between the regularly scheduled borrowing base redeterminations. The determination of our borrowing base is subject to a number of factors, including quantities of proved oil and natural gas reserves, the bank's price assumptions and other various factors unique to each member bank. Our lenders can redetermine the borrowing base to a lower level than the current borrowing base if they determine that our oil and natural gas reserves, at the time of redetermination, are inadequate to support the borrowing base then in effect.

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

Under the Credit Facility, the Company may secure either (i) (a) an alternative base rate loan that bears interest at a rate per annum equal to the greater of the administrative agent's prime rate; or (b) federal funds-based rate plus 1/2 of 1%, plus an additional 0.5% to 1.25% depending on the ratio of the aggregate outstanding loans and letters of credit to the borrowing base or; (ii) a Eurodollar base rate loan that bears interest, generally, at a rate per annum equal to the London interbank offered rate ("LIBOR") plus 1.5% to 2.25%, depending on the ratio of the aggregate outstanding loans and letters of credit to the borrowing base. At March 31, 2007, the three-month LIBOR interest rate was 5.35%. The Credit Facility also provides for commitment fees of 0.375% calculated on the difference between the borrowing base and the aggregate outstanding loans under the Credit Facility.

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

CAPITAL EXPENDITURES. Total capital expenditures for this period were approximately $30.6 million. Our strategy is to blend exploration drilling activities with high-confidence workover and development projects in order to capitalize on periods of high commodity prices. Capital expenditures were for acreage acquisitions, exploratory drilling, geological and geophysical, workovers, and related capitalized general and administrative expenses.

The 2007 capital expenditures plan is currently forecast at approximately $127 million. The actual expenditures will be determined based on a variety of factors, including prevailing prices for oil and natural gas, our expectations as to future pricing and the level of cash flow from operations. We currently anticipate funding the 2007 plan utilizing cash flow from operations and cash on hand. When appropriate, excess cash flow from operations beyond that needed for the 2007 capital expenditures plan will be used to de-lever the Company by development of exploration discoveries or direct payment of debt.

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

Due to the imprecision in estimating oil and natural gas revenues as well as the potential volatility in oil and natural gas prices and their effect on the carrying value of our proved oil and natural gas reserves, there can be no assurance that write-downs in the future will not be required as a result of factors that may negatively affect the present value of proved oil and natural gas reserves and the carrying value of oil and natural gas properties, including volatile oil and natural gas prices, downward revisions in estimated proved oil and natural gas reserve quantities and unsuccessful drilling activities. At March 31, 2007, we had a cushion (i.e. the excess of the ceiling over our capitalized costs) of approximately $110 million (before tax).

BORROWING BASE FOR THE CREDIT FACILITY. The Credit Agreement with Fortis Capital Corp. as administrative agent, is presently scheduled for borrowing base redetermination dates on a semi-annual basis with the next such redetermination scheduled for October 31, 2007. The borrowing base is redetermined on numerous factors including current reserve estimates, reserves that have recently been added, current commodity prices, current production rates and estimated future net cash flows. These factors have associated risks with each of them. Significant reductions or increases in the borrowing base will be determined by these factors, which, to a significant extent, are not under the Company's control.

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

The Company has entered into certain derivative contracts as summarized in the table below. The Notional Amount is equal to the total net volumetric hedge position of the Company during the periods presented. As of March 31, 2007, the positions effectively hedge approximately 41% of the estimated proved developed natural gas production and 28% of the estimated proved developed oil production during the respective terms of the contracts. The fair values of the hedges are based on the difference between the strike price and the New York Mercantile Exchange future prices for the applicable trading months.

                                                                                Estimated
                                                                               Fair Value
                                                                            Asset (Liability)
                                  Notional    Floor Price   Ceiling Price     March 31, 2007
                         Type      Amount    ($ per unit)    ($ per unit)    (in thousands)
                        ------   ---------   ------------   -------------   -----------------
NATURAL GAS (MMBTU)
Apr 2007 - May 2007     Collar     800,000       $8.00          $10.60            $376
Apr 2007 - Dec 2007     Collar   3,260,000       $7.00          $11.50             318
                                                                                  ----
                                                        Total Natural Gas          694
                                                                                  ----
CRUDE OIL (BBLS)
Apr 2007 - July 2007    Collar      48,000       $50.00         $74.00             (85)
Jan 2008 - Dec 2008     Collar      40,000       $55.00         $83.00             (62)
Aug 2007 - April 2008   Collar      54,000       $60.00         $82.00             (10)
Apr 2008 - July 2008    Collar      15,000       $60.00         $82.00              (7)
Apr 2007 - July 2007    Collar      15,000       $60.00         $96.10              14
Aug 2007 - July 2008    Collar      52,000       $65.00         $93.15             161
Aug 2007 - July 2008    Collar      40,000       $70.00         $87.40             192
                                                                                  ----
                                                          Total Crude Oil          203
                                                                                  ----
                                                                                  $897
                                                                                  ====

The above excludes hedges entered into after March 31, 2007; see Note 12, Subsequent Events, of the Notes to Consolidated Financial Statements for additional information.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We conducted an evaluation under the supervision of and with the participation of Meridian's management, including our Chief Executive Officer, President and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the first quarter of 2007. Based upon that evaluation, our Chief Executive Officer, President and Chief Accounting Officer concluded that the design and operation of our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors during the first quarter of 2007 that could significantly affect these controls.

CHANGES IN INTERNAL CONTROLS

During the three month period ended March 31, 2007, there were no changes in the Company's internal control over financial reporting that have materially affected or are reasonably likely to materially affect such internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

H. L. HAWKINS LITIGATION. In December 2004, the estate of H.L. Hawkins filed a claim against Meridian for damages "estimated to exceed several million dollars" for Meridian's alleged gross negligence, willful misconduct and breach of fiduciary duty under certain agreements concerning certain wells and property in the S.W. Holmwood and E. Lake Charles Prospects in Calcasieu Parish in Louisiana, as a result of Meridian's satisfying a prior adverse judgment in favor of Amoco Production Company. Mr. James Bond has been added as a defendant by Hawkins claiming Mr. Bond, when he was General Manager of Hawkins, did not have the right to consent, could not consent or breached his fiduciary duty to Hawkins if he did consent to all actions taken by Meridian. The Company has not provided any amount for this matter in its financial statements at March 31, 2007.

TITLE/LEASE DISPUTES. Title and lease disputes arise due to various events that have occurred in the various states in which the Company operates. These disputes are usually small and could lead to the Company over- or under-stating reserves when a final resolution to the title dispute is made.

ENVIRONMENTAL LITIGATION. Various landowners have sued Meridian (along with numerous other oil companies) in lawsuits concerning several fields in which the Company has had operations. The lawsuits seek injunctive relief and other relief, including unspecified amounts in both actual and punitive damages for alleged breaches of mineral leases and alleged failure to restore the plaintiffs' lands from alleged contamination and otherwise from the Company's oil and natural gas operations. The Company, in certain instances, has indemnified third parties from the claims made in these lawsuits. In three of the lawsuits, Shell Oil Company and SWPI LP have demanded indemnity and defense from Meridian; Meridian has denied such demands. The Company has not provided any amount for this matter in its financial statements at March 31, 2007.

LITIGATION INVOLVING INSURABLE ISSUES. There are no other material legal proceedings which exceed our insurance limits to which Meridian or any of its subsidiaries is a party or to which any of its property is subject, other than ordinary and routine litigation incidental to the business of producing and exploring for crude oil and natural gas.

ITEM 1A. RISK FACTORS.

For a discussion of the Company's risk factors, see Item 1A, "Risk Factors", in the Company's Form 10-K for the year ended December 31, 2006. There have been no changes to these risk factors during the quarter ended March 31, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Following is a summary of our repurchase activity, for the three-month period ending March 31, 2007:

                      ISSUER PURCHASES OF EQUITY SECURITIES

                  TOTAL
                NUMBER OF                       TOTAL NUMBER OF SHARES           APPROXIMATE DOLLAR VALUE
                  SHARES     AVERAGE PRICE      PURCHASED AS PART OF A          OF SHARES THAT MAY YET BE
PERIOD          PURCHASED   PAID PER SHARE   PUBLICLY ANNOUNCED PLAN (A)   PURCHASED UNDER THE PLAN DURING 2007
------          ---------   --------------   ---------------------------   ------------------------------------
January 2007         --
February 2007        --
March 2007       150,000         $2.35                 150,000                           $4,648,000
                 -------         -----                 -------                           ----------
Total            150,000         $2.35                 150,000                           $4,648,000
                 =======         =====                 =======                           ==========

(a) In March 2007, our Board of Directors authorized the repurchase in the open market or through privately negotiated transactions up to $5 million worth of common shares per year over the next three years. The timing, volume, and nature of share repurchases will be at the discretion of management, depending on market conditions, applicable securities laws, and other factors. In March 2007, the Company repurchased 150,000 common shares in the open market at an aggregate cost of $352,000. Such shares are reflected in the accompanying Consolidated Balance Sheet as "treasury stock." See Note 7 of the Notes to Consolidated Financial Statements. It is our intent to continue this program through this and future years.

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

               THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
                                  (Registrant)


Date: May 10, 2007                      By: /s/ LLOYD V. DELANO
                                            ------------------------------------
                                            Lloyd V. DeLano
                                            Senior Vice President
                                            Chief Accounting Officer

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