Form 10-K/A
period 2007-12-31
MERIDIAN RESOURCE CORP
filed 2008-04-30
CIK 869369

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐     No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “ large accelerated filer,” “accelerated filer,” and “ smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one.)

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

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
ITEM 11. EXECUTIVE COMPENSATION.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
SIGNATURES
EXHIBIT INDEX
Employment Agreement - Joseph A. Reeves, Jr.
Employment Agreement - Michael J. Mayell
Termination Agreement - Joseph A. Reeves, Jr.
Termination Agreement - Michael J. Mayell
Agreement (Regarding Net Profits Interests) - Joseph A. Reeves, Jr.
Agreement (Regarding Net Profits Interests) - Michael J. Mayell
Certification of Chief Executive Officer
Certification of President
Certification of Chief Accounting Officer
Certification of Chief Executive Officer
Certification of President
Certification of Chief Accounting Officer

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (the “Amendment”) is being filed to amend the annual report on Form 10-K of The Meridian Resource Corporation (the “Company”) filed with the Securities and Exchange Commission on March 17, 2008 (the “Original Report on Form 10-K”). The sole purpose of this Amendment is to include Items 10, 11, 12, 13 and 14 of Part III previously intended to be incorporated by reference through the Company’s proxy statement for its 2008 annual meeting of shareholders. The Company will not be filing its proxy statement for its 2008 annual meeting within 120 days following the end of its fiscal year 2007 and, therefore, is filing this Amendment. Accordingly, Items 10-14 of Part III are amended and restated in their entirety. The reference on the cover page of the Original Report on Form 10-K to the incorporation by reference of the registrant’s proxy statement relating to its 2008 Annual Meeting is also deleted. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, the Company is including with this Amendment certain currently dated certifications. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these currently dated certifications and to file certain recently executed agreements described herein. Except as otherwise stated herein, the Amendment does not amend any other disclosure in the Original Report on Form 10-K.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
DIRECTORS
     The Company’s Bylaws provide that the Board of Directors shall be classified into three classes: Class I Directors, Class II Directors and Class III Directors. Each class serves for a term of three years or until a director’s successor is duly elected and qualified.
     Set forth below is certain information concerning the current directors of the Company, with each person’s business experience for at least the past five years.

				EXPIRATION
		PRESENT POSITIONS	DIRECTOR	OF PRESENT
NAME	AGE	WITH THE COMPANY	SINCE	TERM
Joseph A. Reeves, Jr.	61	Class III Director and Chief Executive Officer (1)(6)	1990	2008
Michael J. Mayell	60	Class III Director and President (1)	1990	2008
Fenner R. Weller, Jr.	56	Class III Director (2)	2004	2008
G.M. Byrd Larberg	55	Class III Director	2008	2008
David W. Tauber	58	Class I Director (3)	2004	2009
John B. Simmons	55	Class I Director (4)	2004	2009
C. Mark Pearson	52	Class I Director (5)	2006	2010
E. L. Henry	72	Class II Director (5)	1998	2010
Joe E. Kares	64	Class II Director	1990	2010
Gary A. Messersmith	59	Class II Director	1997	2010
Paul Ching	60	Class II Director and Chairman of the Board (6)	2008	2008

(1)	Member of the Executive Committee and Directors’ Stock Option Plan Administration Committee.

(2)	Member of the Audit Committee and the Compensation Committee.

(3)	Member of the Audit Committee and the Board Affairs Committee.

(4)	Member of the Audit Committee.

(5)	Member of the Board Affairs Committee and the Compensation Committee.

(6)	On April 29, 2008, Mr. Reeves relinquished the title of Chairman of the Board and Mr. Ching was elected by the Board to serve in that capacity.
     Joseph A. Reeves, Jr. is Chief Executive Officer of the Company. Mr. Reeves, along with Mr. Mayell, founded the Company’s predecessor company, Texas Meridian Resources, Ltd. (“TMR”), during 1988 and from that time to the present has held these positions with The Meridian Resource Corporation.
     Michael J. Mayell is President and Chief Operating Officer and was, along with Mr. Reeves, a co-founder of Meridian. Prior to assuming such positions with the Company, Mr.

Mayell held similar positions with TMR from 1988 until 1990.
     Fenner R. Weller, Jr. has been a general partner of Weller, Anderson, & Co., Ltd., a securities firm, since 1995.
     G.M. Byrd Larberg has worked as a consultant for the Company since October 2006. From 1998 to 2006, he was with Burlington Resources, most recently as the Vice President of Geosciences. While at Burlington he also held the positions of Executive Vice President & COO of Burlington Resources International and Vice President of International Exploration. Prior to joining Burlington Resources in 1998, he was with Shell Oil for 21 years in a variety of increasingly responsible E&P related positions. These positions ranged from Exploration Manager (Domestic USA Onshore) for Shell Western E&P Inc. to Vice President, E&P, Africa and Latin America for Pecten International (a Shell Oil Affiliate).
     David W. Tauber has served as owner/principal of Tauber Oil Company, a marketer of fuel oil and carbon black located in Houston, Texas, since 1984.
     John B. Simmons served as Vice Chairman and Chief Executive Officer of Stewart & Stevenson, LLC, a manufacturer, service provider and distributor of industrial and energy related equipment, from January 2006 to January 2007. He served as Senior Vice President, Treasurer and Chief Financial Officer of Stewart & Stevenson Services, Inc. from 2002 until 2006, and as their Controller and Chief Accounting Officer from 2001 to 2002. From 1997 to 2000, Mr. Simmons was Vice President and Chief Financial Officer of Cooper Energy Services, a provider of power and compression equipment.
     C. Mark Pearson was appointed to the Board in November 2006. Dr. Pearson has been President and Chief Executive Officer of Golden Energy Partners, an independent oil and gas production company based in Denver, Colorado, or its predecessor, since its formation in September 2005. Previously, he was President and Chief Executive Officer of Carbo Ceramics Inc., an oilfield product and service company, from April 2001 to December 2005 and Vice President, Marketing & Technology for Carbo Ceramics from March 1997 to 2001. Dr. Pearson was Associate Professor of Petroleum Engineering at the Colorado School of Mines from 1995 to March 1997. He held a variety of technical and management positions with Atlantic Richfield Company (ARCO) from 1984 to 1995.
     E. L. Henry was a partner with the law firm of Adams and Reese L.L.P. in Baton Rouge, Louisiana from 1987 until his retirement in 2001. Since 2001, he has been employed by Adams & Reese L.L.P. on a contract basis. Mr. Henry was formerly Commissioner of the Division of Administration for the State of Louisiana from 1980 through 1984, a member of the Louisiana House of Representatives from 1968 through 1980 and Speaker of the Louisiana House of Representatives from 1972 through 1980.
     Joe E. Kares has been a partner with the public accounting firm of Kares & Cihlar in Houston, Texas since 1980.
     Gary A. Messersmith has been a Member of the law firm of Looper, Reed & McGraw, a Professional Corporation, in Houston, Texas since 2001, and from 1982 to 2001 was a partner with the law firm of Fouts & Moore, L.L.P. in Houston, Texas.
     Paul Ching was Vice President, Technical, Research & Development, for Shell International E&P in the Netherlands from January 2000 to June 2007. He has held senior level E&P related positions for Royal Dutch Shell and its affiliates for the past 34 years. His domestic experience includes both offshore and onshore. From the late 80’s through the early 90’s Mr. Ching was the Division Production Manger, Houston, Texas, which was responsible for Montana, Michigan, East/South Texas, Mississippi, Alabama, Louisiana and Arkansas (operational, technical, financial, HSE, administration) with 900 total staff. Internationally, he has held a variety of positions including the General Manager of the Sarawak Gas Business for Shell Malaysia and President of Pecten Producing Company (a Shell Affiliate). He was elected by the Board to serve as Chairman of the Board of the Company on April 29, 2008.
AUDIT COMMITTEE; AUDIT COMMITTEE FINANCIAL EXPERT
     The Company has a standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The current members of the Audit Committee are identified above. The Board of Directors has determined that Mr. Simmons is an audit committee financial expert as defined in applicable SEC and NYSE rules.
EXECUTIVE AND CERTAIN OTHER OFFICERS
     The following table provides information with respect to the executive officers and certain other officers of the Company. Each has been elected to serve until his successor is duly appointed or elected by the Board of Directors or his earlier removal or resignation from office.

			YEAR FIRST
			ELECTED
NAME OF OFFICER	POSITION WITH THE COMPANY	AGE	AS OFFICER
Joseph A. Reeves, Jr.	Chief Executive Officer	61	1990
Michael J. Mayell	Director and President	60	1990
Lloyd V. DeLano	Senior Vice President and Chief Accounting Officer	57	1993
Alan S. Pennington	Vice President—Business Development—TMRX	54	1999
Thomas J. Tourek*	Senior Vice President—Exploration—TMRX	65	1999
A. Dale Breaux	Vice President—Operations—TMRX	58	2002
Steven G. Ives*	Vice President —TMRX	46	2005
William Bishop*	Vice President—Land and Business Development—TMRX	51	2006

*	Non-executive officer.
For additional information regarding Messrs. Reeves and Mayell, see “Directors”, above.
     Lloyd V. DeLano joined the Company in January 1992 performing contract work and became an employee of the Company in October 1992. Mr. DeLano was named Vice President — Director of Accounting of The Meridian Resource & Exploration LLC, a wholly owned subsidiary of the Company (“TMRX”), in April 1993 and in June 1996 was named Vice President and Chief Accounting Officer of the Company. Mr. DeLano is a Certified Public Accountant with over 30 years of oil and natural gas experience.

     Alan S. Pennington joined the Company in August 1989 as Vice President — Geology of TMRX and has held several positions with the Company. He is presently Vice President — Business Development of TMRX.
     Thomas J. Tourek joined Meridian in June 1999 as a contractor, after nearly 30 years of experience at Shell in discovery and development exploration and production projects. He was named Senior Vice President of Exploration in April 2003. His successes in managing and performing geological and geophysical (including 3-D) evaluations span the greater Gulf of Mexico Basin, Europe, Africa, Latin America, and the Middle and Far East. Mr. Tourek holds a Bachelor of Science Degree in Geology from Wittenberg University, and a Masters Degree and Ph.D in Geology from Johns Hopkins University.
     A. Dale Breaux joined the Company in 2002 and is currently the Vice President—Operations of TMRX. Mr. Breaux has nearly 30 years of field and management experience in onshore and offshore drilling operations at Sun Oil Company, Campbell Energy Corporation, and Petrofina. Mr. Breaux holds a Bachelor of Science in Petroleum Engineering from the University of Louisiana in Lafayette.
     Steven G. Ives joined the Company in November 2001 and in April 2005 was named Vice President - Finance of TMRX. Mr. Ives’ previous positions with the Company included Manager — Finance and Senior Financial Analyst. Mr. Ives has over 20 years of financial and management experience with LandCare USA, Inc., Convest Energy Corporation and Sandefer Oil & Gas, Inc. Mr. Ives received his Bachelor of Business Administration in Finance from Southwest Texas State University in 1986 and is a licensed Certified Public Accountant.
     William Bishop joined Meridian in December 2006 as Vice President, Land. He received his Bachelor of Business Administration Degree in Petroleum Land Management from the University of Texas in Austin in 1978. Mr. Bishop has over 28 years of professional and managerial oil and gas land experience across the lower 48 states with both major and independent exploration and production companies. His 28 years of experience include various duties with Mobil Oil Corporation, Prairie Producing Company and Resource Development Partners.
     There are no family relationships among the current officers and directors of the Company.
CODES OF ETHICS
     The Board of Directors has adopted a Code of Ethics for Senior Financial Officers and a Code of Ethics and Business Conduct for its directors, officers and employees, copies of which are posted on the Company’s web site at www.tmrx.com. To obtain a printed copy of the Company’s Code of Ethics for Senior Financial Officers or Code of Ethics and Business Conduct send a written request to 1401 Enclave Parkway, Suite 300, Houston, Texas 77077.
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
     Section 16(a) of the Securities Exchange Act requires the Company’s officers and directors and persons who beneficially own more than ten percent of a registered class of the

Company’s equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten-percent shareholders are required by the regulations promulgated under Section 16(a) to furnish the Company with copies of all Section 16(a) forms they file.
     Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that, during the period from January 1, 2007, through December 31, 2007, all officers, directors and greater than ten-percent shareholders of the Company were in compliance with applicable filing requirements, except for Mr. Allen D. Breaux, Vice President of Operations, for whom a Form 5 due in February 2008 was filed on April 24, 2008, and except for Mr. Paul Ching, Director, for whom a Form 3 due January 11, 2008 was filed on January 16, 2008.

ITEM 11. EXECUTIVE COMPENSATION.
COMPENSATION DISCUSSION AND ANALYSIS
Compensation Committee
     It is the responsibility of the Compensation Committee of the Board of Directors to discharge the Board’s responsibilities relating to the evaluation and compensation of our executive officers, including, but not limited to our Chief Executive Officer (CEO), Joseph A. Reeves, Jr., and our Chief Operating Officer (COO), Michael J. Mayell, to establish and administer an overall compensation program that promotes the long-term interests of the Company and our shareholders, and to evaluate performance of our executive officers. In addition, the Compensation Committee is responsible to make recommendations to the Board regarding succession planning and development for senior executives and positions as needed.
     Five of the six named officers whose compensation is described in this report have written employment agreements with us; we maintain an oral employment agreement with the sixth officer. The Compensation Committee reviews total compensation of our CEO and COO annually, when renewing the contracts of those two individuals and at other intervals as necessary. The committee uses information supplied by various sources, including Company management and outside compensation consultants, to assist it in this review. The Compensation Committee makes recommendations to the full Board of Directors, which in turn votes on all issues related to compensation for the Chief Executive Officer and the Chief Operating Officer, with those officers abstaining on votes that relate to themselves. The Employee Compensation Committee of the Board of Directors, which is comprised of Messrs. Reeves and Mayell, set the salaries of all employees (except for themselves), including officers and other senior executives, and granted cash bonuses to such officers and other senior executives. The Executive Committee, which is also comprised of Messrs. Reeves and Mayell, performs several functions, including several related to compensation and administration of compensatory programs.
     Director compensation is revised as the Board considers appropriate with the entire Board of Directors voting.
     In 2006 and 2007, the Compensation Committee used the compensation consulting firm Longnecker & Associates to provide comparative data and analysis regarding executive compensation. Longnecker & Associates was selected by the Compensation Committee and reports directly to it. They have performed no other work for us and have no other outside relationship to the Company or its directors or officers. For further information, see “Compensation Studies.”
Compensation philosophy and objectives
     In recommending overall total compensation levels for key employees, the Compensation Committee strives to achieve and balance the following objectives:

•	the hiring and retention of excellent employees possessing the background and skills to achieve Company goals;

•	the alignment of these employees’ interests with those of the shareholders and the Company in general; and

•	the achievement of important Company goals in short-, medium- and long-term.
     The philosophy we use in setting compensation levels and structures is based on these underlying principles:
•	pay should be linked to performance;

•	employees should have a sense of ownership and a long-term perspective; and

•	outstanding employee achievement should be recognized.
     In addition to these principles, we believe that the employee’s tenure with the Company should be considered when reviewing his or her total compensation. Our executive officers have, on average, 13 years of service with the Company and its predecessors. Four of the six named officers have an average of 17 years of service. We value the depth of experience of our executive team in oil and gas exploration and production generally, and in the properties and prospects of the Company particularly.
     Our compensation structure is designed to encourage and reward:
•	replacement and increase of the Company’s total oil and gas reserves;

•	efficient management of costs of producing oil and gas reserves;

•	attainment of the highest revenue possible for sales of oil and gas; and

•	ultimately, increased value of the Company as reflected in the price of our common stock.
Compensation studies
     The Compensation Committee reviews data and analysis provided by its compensation consultant, Longnecker & Associates, regarding executive compensation from a cross-section of other energy companies. Such analysis is used for general reference only, to gauge the reasonableness and competitiveness of both total compensation and structure of the compensation package, for our executive officers. It has not been used as a mathematical means to establish salaries or other pay within specified percentile ranges. The Compensation Committee continues to review such analyses and any recommendations made by Longnecker & Associates, with the objective of aligning our pay levels and structure more closely with shareholder interests.

Review of Compensation of Chief Executive Officer and Chief Operating Officer
     The Compensation Committee reviews total compensation of the CEO and COO annually when their employment contracts are renewed and at other intervals as necessary.
     During 2007, the Compensation Committee continued its ongoing review of the total compensation structure of these two officers. One objective of the review was to reconsider the extent to which legacy elements of the program, based on contractual terms established in prior years and carried forward, may have, over time, resulted in a divergence from the philosophy and objectives of the Company’s executive compensation program.
     The Compensation Committee has reviewed and discussed the Company’s corporate performance and shareholder value as they relate to compensation of the CEO and COO, and evaluated their performance in light of the Company’s corporate performance and shareholder interests. Based upon this review, related discussions and such other matters deemed relevant and appropriate by the Compensation Committee (including the data and analysis provided by the Compensation Committee’s compensation consultants, Longnecker & Associates), the Compensation Committee determined that the compensation of the CEO and COO was excessive given the performance of the Company and should be adjusted accordingly.
     As discussed in greater detail below, the Compensation Committee was informed by Messrs. Reeves and Mayell that each of Mr. Reeves and Mr. Mayell received payouts of approximately $3.6 million in 2007 and $5.4 million in 2006 from net profits interests (NPIs) the Company had granted them pursuant to the NPI Agreements discussed below. The payouts from these previous NPI awards, which the Compensation Committee viewed as excessive, particularly in light of the Company’s recent performance, were not a function of the performance of these executives and were not contractually conditioned upon their continued employment by the Company.
     In addition, under the employment agreements of the CEO and COO, their compensation was insufficiently linked to performance. For example, in 2007 the amount of the annual cash bonus paid to each of the CEO and COO was $760,000. The amount of these annual bonuses, under the terms of their employment agreements, were wholly unrelated to their performance, but instead were required to be substantially consistent with their previous annual bonuses.
     Consequently, the Compensation Committee concluded that the existing compensation arrangements for the CEO and COO did not reflect the Company’s compensation philosophy or satisfy its objectives, including in the following respects:
•	Their compensation arrangements failed to align their interests with the interests of the Company and its shareholders;

•	Their compensation was not meaningfully linked to their performance or the performance of the Company; and

•	Their compensation arrangements failed to result in sufficient achievement of the Company’s business goals.
     As a result of this review, the Company renegotiated the employment agreements for these executive officers and terminated certain other agreements that governed other elements of their compensation packages. The new employment agreements were effective April 29, 2008. A description of the revised compensation arrangement is provided below; see “2008 Compensation for Chief Executive Officer and Chief Operating Officer.”
     Our Compensation Discussion and Analysis addresses both the package received by these executive officers in 2007, as well as the revised compensation arrangements. Analysis of the revised compensation arrangements is reflected in the section “2008 Compensation for Chief Executive Officer and Chief Operating Officer.” All other analysis, unless specifically noted, relates to compensation awarded for 2007 in the context of certain past compensation practices.
Total compensation; allocation among different elements of compensation
     As noted above, the Compensation Committee is responsible for making recommendations regarding the compensation of the CEO and COO. The Executive Compensation Committee reviews total compensation of the other named executive officers annually when their employment contracts are renewed.
     Each of our named executive officers has been with the Company for many years. Total compensation and its components as of year-end 2007 were largely the cumulative result of compensation decisions made for each of these individuals over a period of many years. For Messrs. Reeves and Mayell, our CEO and COO, the terms of their prior employment agreements have prohibited the decrease of such compensation elements as salary or bonus. Some programs initiated in the past, such as our well bonus plans in which wells included in the plans may produce oil and natural gas over multiple years, were designed to provide potentially increasing benefits as the term of employment lengthens and the employee realizes production from additional wells over time. Taken together, these legacy factors have placed limitations on the Company’s ability to use its discretion to adjust total compensation and the distribution of the total among components such as cash and non-cash elements, and long-term versus short-term incentives.
     Total compensation for the named executive officers in 2007 was weighted toward cash elements, with the cash component ranging from 52% to 100% of total compensation. As discussed above, this allocation was largely the result of legacy agreements. Our CEO and COO, however, each elected to receive equity compensation in lieu of a portion of their cash compensation. They have consistently made this election for many years, and have accumulated significant ownership of our common stock and rights to future issuances of shares over time. We believe their interests are aligned with those of our shareholders to the extent of their ownership of these and other shares of our common stock.
     Total compensation has been increased over time by the long-term tenure of our executive group. We generally consider the resulting accumulation of experience, knowledge and cooperation to be important assets to the Company.
Compensation components; relation of components to our objectives

     In order to achieve our objectives, we utilize a combination of compensation elements:
•	Salaries and annual cash bonuses;

•	Profit-sharing incentives based on awards related to the net profits of our wells;

•	A deferred compensation plan with opportunities to invest in our common stock;

•	Long-term incentives based on equity awards;

•	Employment contracts with termination benefits; and

•	Benefits and limited perquisites.
     Salary. Salaries for our executive officers in 2007 were based on the initial salaries set forth in their respective employment agreements. The prior employment agreements of our CEO and COO provided that their annual base salary could not be decreased. We grant an annual salary increase to all employees at the same time, usually in December. Executive officers are included in this increase. In 2006, this company-wide “cost of living” increase was 4.5%. We may also grant a merit or market-based increase to our executive officers or other employees, based upon a change in responsibilities or other factors. Mr. Tourek is employed by the Company under an oral contract which provides for an hourly rate of pay for actual hours worked. The hourly rate has not changed since 2003, but may be changed with notice. Increases in salary provided to our named executive officers ranged from 0% to 13% during 2007, and were 4.5% for our CEO and COO. Some increases in excess of cost of living were granted on an individual basis.
     Annual Bonus for Chief Executive and Chief Operating Officers. In 2007, we provided an annual bonus payment to our Chief Executive Officer (CEO), Mr. Joseph A. Reeves, Jr., who during 2007 also served as Chairman of the Board of Directors, and to our Chief Operating Officer (COO), Mr. Michael J. Mayell, who also serves as President. The bonus amount was based on the terms of their respective employment agreements that were in effect during 2007, which were substantially identical. For further information regarding these agreements, see “Potential Payments Upon Termination or Change-in-Control” below. Under the prior employment agreements, the executive’s performance had no bearing on the determination of the amount of the annual bonus. Instead, the prior employment agreements specified that such bonuses must be substantially consistent with previous annual bonuses. The Compensation Committee could, at its discretion, recommend an increase the bonus amount, but due to these contractual provisions the Compensation Committee’s ability to reduce the amount of the annual bonus paid to the CEO or COO, or to link a reduction in such amount to the performance of the CEO or COO, was severely constrained. For 2007, this contractual bonus payment was $760,000 per year to each of these two executive officers. The amount has not increased since 1998, as we believed that the fixed cash component of compensation within these two employment agreements had been sufficiently established, and that any increase in compensation to our CEO and COO, when appropriate, should be primarily directed toward at-risk performance awards of either cash or equity.

     It is important to note, however, that both our CEO and COO had the option to defer any portion of their salary and contractual bonus, receiving rights to future issuances of shares of common stock in lieu of cash (see “Deferred Compensation” below). Historically, since 1996, both executive officers had substantially utilized this alternative, reducing the purely cash element of their compensation, relative to salary and bonus.
     Net profits interests. During 2007 and prior years, we granted net profits interests in Company properties to our CEO and COO under the terms of substantially identical agreements (“NPI Agreements”) with each of Messrs. Reeves and Mayell that became effective January 1, 1994, copies of which are filed as exhibits to this report. Under the NPI Agreements, Messrs. Reeves and Mayell were each assigned a real property interest of a 2% proportional net profits interest in production from each property on which the Company expends funds during the term of his employment. These permanent assignments of real property interests were not subject to vesting, nor to continued employment with the Company. See “Narrative to Summary Compensation Table — Net Profits Interests” and “2008 Compensation for Chief Executive Officer and Chief Operating Officer” below for further information.
     A net profits interest pays the owner his or her proportionate share of revenue from sales of production from a given property, less the costs of operating the leasehold. It is not reduced by the amounts of depreciation, depletion or other forms of capital costs, and in that respect is more favorable than the interest retained by the Company. This element of compensation was historically intended to provide incentive to our top executives to identify, acquire, drill, develop and produce mineral interests in the most cost effective manner possible. Only developed and producing properties provide net profits payments; therefore, those executives were motivated to expend limited capital budgets for acquisition, drilling and development with care and efficiency. Similarly, they are motivated throughout the lives of these properties to achieve the highest possible sales prices for our products and the lowest possible operating costs.
     In reviewing total compensation for our CEO and COO, the Compensation Committee included in total compensation the initial value of such mineral interests assigned during the most recent period. The valuation of the mineral interests is computed by a third party appraiser as of the assignment date for the individual property. These appraisal valuations are reflected in the “All Other Compensation” column of the Summary Compensation Table below. In addition, in reviewing the elements and amounts of the compensation of the CEO and COO, the Compensation Committee also considered amounts realizable from prior compensation, such as the cumulative annual income received by Messrs. Reeves and Mayell in recent years from the Company’s past grants of net profits interests, to the extent these officers continued to own such interests at that time.
     In April 2008, at the recommendation of the Compensation Committee and with the agreement of the CEO and COO, the Company terminated the NPI Agreements. See “2008 Compensation for Chief Executive Officer and Chief Operating Officer” below.
     Well bonus plans. During 2007, we provided profit sharing opportunities to all of our employees other than the CEO and the COO through well bonus plans. Our named executive officers, other than Messrs. Reeves and Mayell, each participate in The Meridian Resource Corporation Management Well Bonus Plan (the “Management Plan”). Messrs. Reeves and

Mayell comprise the Executive Committee which administers the Management Plan; they do not participate in the plan.
     Under the terms of the Management Plan, which was adopted in 1997, employees receive a cash bonus computed with reference to the net profits of a pool of wells. Each employee in the Management Plan participates at a level designated by the Executive Committee in each producing well acquired or spudded during his or her term of employment with the Company. Net profits for the purposes of this plan are computed as the revenue from sales of production from a given property, less the costs of operating the leasehold. It does not include depreciation, depletion or other forms of capital costs. The total of all participations for all wells for a given individual may be paid in either cash or common stock of the Company and is currently paid in cash. The participation factors for each of Messrs. DeLano, Pennington, Breaux and Tourek are 1/4th of 1%.
     Please refer to “Narrative to Summary Compensation Table — Well Bonus Plans” for a more detailed description of the Management Plan and other well bonus plans. We believe the Management Plan provides similar incentives to key employees as do the net profits interests assigned to Messrs. Reeves and Mayell (as described above). The well bonus plans also are designed to accumulate participations as employment lengthens, which may increase employee retention.
     Deferred Compensation. In 1996, we adopted a deferred compensation plan (“DCP”) applicable specifically to our CEO and COO, Messrs. Reeves and Mayell. Under the terms of the DCP, Messrs. Reeves and Mayell were given the option to defer any portion of their salary and/or bonus and receive instead the right to future issuances of shares of common stock in return for such deferral. No actual shares may be issued from the DCP until the employee’s death, retirement, or termination of employment. The Company matched such deferrals on a one-for-one basis, subject to a twelve month vesting schedule. The number of shares credited to each executive officer on the basis of his deferred compensation, as well as Company matching shares, has been tracked in a notional account, and the liability to the officers is subject to the general credit of the Company.
     The purpose of the DCP was to create ownership opportunities for our top management, which in turn provided them with long-term incentives and helped to align their interests with those of other shareholders. The DCP also conserved cash resources of the Company, and provided our executive officers with certain tax advantages. Historically, Messrs. Reeves and Mayell have utilized the DCP significantly each year since it was adopted. In each of 2005, 2006 and 2007, they each deferred $400,000, which was approximately 30% of the total annual cash compensation available to them under salary and bonus programs. Over time, they have accumulated the right to receive a substantial number of future shares. See “2008 Compensation for Chief Executive Officer and Chief Operating Officer” below. Together with shares, rights to receive future shares and stock options owned outside the DCP, they each have a significant portion of their personal assets tied to the long-term success of the Company.
     For further information on the DCP, see “Narrative to Summary Compensation Table — Deferred Compensation Plan” and “Non-Qualified Deferred Compensation” below. Within the Summary Compensation Table below, deferred salaries are reported in the “Salary” column, and the value of the matching notional shares when granted are reported in the “All Other Compensation” column.
     In April 2008, the Company terminated the DCP. See “2008 Compensation for Chief Executive Officer and Chief Operating Officer” below.
     Equity awards. We have utilized the 1997 Plan and a previous plan, the Texas Meridian Resources Corporation Long-Term Incentive Plan (“1995 Plan”), as well as the 2007 Long-Term Incentive Plan (“2007 Plan”) to provide equity ownership awards and opportunities to our employees. For further information about these plans, see “Narrative to Summary Compensation Table — Long-Term Incentive Plans” and “Securities Authorized for Issuance under Equity Compensation Plans” below. We have granted options to purchase our common stock (stock options) to employees as incentives in past years. More recently, we have utilized such awards as hiring inducements for new employees. We have not granted awards under any of the plans to the named executive officers since 1998 (except for A. Dale Breaux, who was granted options for 15,000 shares in 2002 upon his employment by the Company), and all previously granted awards have been vested for some time. Consequently, we recognized no expense in 2007 for awards to the named executive officers, and none is reported in the “Option Awards” column of the Summary Compensation Table below.
     Generally, awards of stock options under the 1995 Plan and the 1997 Plan, which were utilized for the grants made to the named executive officers, included an exercise price equal to the closing price of our stock on the date of the grant, vesting over a three year period (25% on the date of grant, and 25% on each of the first, second, and third anniversaries of the grant date), and have a term of ten years.
     We believe that equity awards provide an effective method to incentivize employees. In granting fewer equity awards to top management in recent years, we took into consideration the substantial equity positions already established by our CEO and COO. We also considered additional equity awards in the context of total compensation. When granting equity awards, we consider the impact such awards would have on our share-based compensation expense, and on shareholder dilution. We may in the future increase our reliance on equity awards as a form of executive compensation.
     Choice of equity vehicles. Each of the plans allows us to make grants of stock options, restricted stock, and other forms of equity awards. Other than the notional stock rights utilized in the DCP, we have utilized primarily stock options. We may choose to utilize other forms of equity awards, such as restricted stock which vests over time, in the future. We believe that stock options efficiently achieve the two objectives of equity ownership and incentive to increase the value of our stock for all shareholders. Stock options create a higher level of potential shareholder dilution than would an equivalent award of restricted stock. However, we believe they provide relatively more performance incentive, as all options are granted at-the-money, and unlike restricted stock, have no initial intrinsic cash value to the employee.
     Procedures for granting equity awards. We grant awards to new employees on a discretionary basis. Our current practice is to grant stock options to new employees on the date of hire, which is not the date of their acceptance of our offer of employment, but rather, the first day they report for work at the Company. Exercise price is determined by the closing price of our stock on the date of grant.
     Grants to directors are made under the terms of the Meridian Resource Corporation 2006 Non-Employee Directors’ Incentive Plan (the “Director Plan”). Although this plan allows for various forms of equity awards, we have historically granted only awards of stock options. Scheduled awards to directors are granted on the dates of their appointment, election, and reelection to the Board of Directors. The exercise price is the closing price of our stock on the date of grant. We may grant subsequent awards of stock options to our directors as recognition for their service and to provide additional incentive to them, but historically we have not done so. Any such future awards would be made in accordance with such policy as we may adopt, as discussed below.
     If we do resume grants of equity awards to employees for purposes other than hiring incentives, we intend to first adopt a policy for the timing of such grants. We expect such a policy will address the need to award grants on dates which are not in close proximity to the timing of public announcements which may affect the price of our stock. Furthermore, we expect such a policy will require careful administration and documentation of grant decisions and determination of exercise prices.
     Employment contracts and post-termination compensation. We have written employment agreements with five of our named executive officers. Each agreement specifies a minimum salary and some form of termination benefits. We believe that such benefits help provide an environment of relative security in which our executives will achieve their best. Each named executive officer for whom termination benefits have been provided has been employed by the Company for many years. The provision of these benefits also assures them that their years of service are recognized and valued by the Company.
     For further details regarding the employment agreements and termination benefits, see “Potential Payments upon Termination or Change-in-Control” below. For Messrs. Reeves and Mayell, significant changes to the employment agreements were made effective April 29, 2008, described below; see “2008 Compensation for Chief Executive Officer and Chief Operating Officer.” Post-termination compensation was substantially affected.
     Benefits. We provide basic benefits to our named executive officers on the same basis we provide benefits to other Company employees. We provide health and life insurance. We also provide matching funds for those employees who contribute to our 401(k) savings plan, matching up to 6.5% of their annual salary, subject to certain limitations as outlined in the 401(k) plan. These matches are made in shares of common stock.
     In addition, our named executive officers are each provided membership in a health or luncheon club, which they may use for personal as well as business purposes. In addition, Messrs. Reeves and Mayell personally own club memberships which from time to time are used for corporate purposes, which expenses related to corporate purposes are paid for by the Company. The value of 401(k) matching stock is included in the column “All Other Compensation” on the Summary Compensation Table below. We have estimated the value of the personal use of club memberships, along with other perquisites, to be less than $10,000 for each named executive officer. These amounts are therefore not reported on the Summary

Compensation Table.
Tax and Accounting Considerations
     Section 162(m) (“Section 162(m)”) of the Internal Revenue Code of 1986, as amended, currently imposes a $1 million limitation on the deductibility of certain compensation paid to the Company’s employees. Excluded from the limitation is compensation that is “performance based.” Excluded compensation must meet certain criteria, including being based upon predetermined objective standards approved by the Company’s shareholders. Awards under the Management Plan, as well as bonus and salary compensation awarded to the Company’s executive officers in 2007, did not satisfy the requirements of Section 162(m). The Board of Directors takes into account the potential application of Section 162(m) with respect to incentive compensation awards and other compensation decisions.
     We account for equity awards under the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R). We charge the estimated fair value of option and restricted stock awards to income over the time of service provided by the employee to earn the award, typically the vesting period. The fair value of options is computed using the Black-Scholes option pricing model. The compensation expense to the Company under SFAS 123(R) is one of the factors the Compensation Committee and the Board of Directors consider in granting equity awards, and also may influence the vesting period chosen.
2008 Compensation for Chief Executive Officer and Chief Operating Officer
     In April 2008 we made significant changes in the structure of the compensation of our top two executives, Messrs. Reeves and Mayell, our CEO and COO. These changes are the result of much study and discussion between the Compensation Committee, outside advisors, the full Board of Directors, and the executives themselves. At issue in these discussions were serious considerations regarding the continuing obligations of the Company under the legacy agreements, which have been terminated as described below. The result of those discussions, we believe, is fair and equitable to both the Company and the executives who were willing to accept changes which placed their compensation at more risk than previously.
     New employment contracts; termination of other contracts. Effective April 29, 2008 the employment contracts for Messrs. Reeves and Mayell were terminated and replaced with new agreements. The NPI Agreements were terminated and no further NPIs will be granted after April 27, 2008. Termination of the NPI Agreements, however, does not affect any prior interests acquired by Mr. Reeves or Mr. Mayell before that date. The DCP was terminated, and a portion of the shares were distributed as described below. By its terms, termination of the DCP is one of the events that prompt a distribution. Messrs. Reeves and Mayell agreed to these changes in exchange for certain cancellation payments described below. In addition, Mr. Reeves agreed to relinquish his title as Chairman of the Board. As was the case with the prior agreements, Messrs. Reeves and Mayell both received substantially identical new agreements.
     The new employment agreements can be compared to the previous agreements as follows:

•	Salary and guaranteed bonus, which together previously totaled $1,305,059, have been reduced to $600,000 in salary. No annual bonus is payable under the new employment agreements.

•	The termination date of the new employment agreements is December 29, 2008, at which time Mr. Reeves will cease to serve as our CEO and Mr. Mayell will cease to serve as our President and COO. The previous agreements terminated August 17, 2010 and carried a provision under which the term was automatically refreshed for an additional three years at each anniversary date; thus, the old contracts carried a perpetual two to three year term;

•	Termination benefits under the old agreements were significant, and have been reduced and simplified under the new contracts; under the old employment agreements, described in detail below (see “Compensation Tables and Additional Information,” “Potential Payments upon Termination or Change-of-Control”), these officers would receive various benefits upon termination:
•	Upon termination by the Company for reasons other than death or good cause, the contract would pay out salary to its termination (which, depending on the date of termination in relation to the anniversary date of the contract, could be a minimum of two years and a maximum of three years), plus one full annual bonus based on the most recent one, plus a payment of two times the sum of salary plus most recent annual bonus, plus continuation of benefits for the remainder of the contract term; in addition, if the termination followed a change of control, a tax gross up payment would be made;

•	Under the new agreements, termination benefits are generally limited to payout of salary and continuation of benefits to termination of contract (which, depending on the date of termination of the contract, could be a minimum of zero and a maximum of eight months).
     The new employment agreements also contemplate that upon termination of such agreements on December 29, 2008, each of Messrs. Reeves and Mayell would enter into a consulting agreement. The consulting agreement would commence upon termination of the employment agreement and would extend through April 2009. The Company would pay each of them a consulting fee of $50,000 per month.
     Agreements to terminate prior compensation arrangements. In exchange for termination of the employment agreements, the NPI agreements and the DCP, Messrs. Reeves and Mayell each entered into a new employment agreement with the Company. In addition, each of them entered into a termination agreement setting forth the payments made under the terms of the prior agreements upon their termination.
     Under his termination agreement, Mr. Reeves received, in accordance with his prior employment agreement, payments of:
•	$1,324,884, which is his current annual base salary under the prior employment agreement for the remainder of the employment period under the prior employment agreement;

•	$782,711, which is an amount equal to the last annual bonus paid to him;

•	$2,702,415, which is the product of two times the sum of the current annual base salary plus the recent bonus referred to above; and

•	$25,000, which is a lump sum retirement benefit equal to the difference between (i) the actuarial equivalent to the benefit under any retirement plan (as defined in the prior employment agreement) he would receive if he remained employed by the Company at the current annual base salary plus the recent bonus for the remainder of the employment period under the prior employment Agreement and (ii) actuarial equivalent of his benefit, if any, under any retirement plan.
     In addition, the Company will pay to the applicable taxing authorities on behalf of Mr. Reeves “gross up” tax payments reflecting certain taxes imposed on the payments to him listed above.
     Upon termination of the DCP, the Company will issue to Mr. Reeves 1,531,387 shares of the Company’s common stock, and Mr. Reeves will receive an estimated 821,781 additional shares of common stock six months after the end of his employment with the Company, reflecting rights to receive shares that Mr. Reeves has accumulated through compensation deferrals in prior years under the DCP.
     Under his termination agreement, Mr. Mayell received, in accordance with his prior employment agreement, payments of:
•	$1,311,765, which is his current annual base salary under the prior employment agreement for the remainder of the employment period under the prior employment agreement;

•	$782,711, which is an amount equal to the last annual bonus paid to him;

•	$2,702,415, which is the product of two times the sum of the current annual base salary plus the recent bonus referred to above; and

•	$25,000, which is a lump sum retirement benefit equal to the difference between (i) the actuarial equivalent to the benefit under any retirement plan (as defined in the prior employment agreement) he would receive if he remained employed by the Company at the current annual base salary plus the recent bonus for the remainder of the employment period under the prior employment Agreement and (ii) actuarial equivalent of his benefit, if any, under any retirement plan.
     Upon termination of the DCP, the Company will issue to Mr. Mayell 1,341,967 shares of the Company’s common stock, and Mr. Mayell will receive an estimated 821,781 additional shares of common stock six months after the end of his employment with the Company, reflecting rights to receive shares that Mr. Mayell has accumulated through compensation deferrals in prior years under the DCP.
     In making the recommendation, with the agreement of management, to terminate the NPI Agreements, the Compensation Committee considered the long-term accumulation of property interests granted to Messrs. Reeves and Mayell since the inception of the NPI arrangements in

1994. At that time, the Company was in its early stages of development and had a critical need to conserve cash. The Company drilled far fewer wells then than it has in recent years and oil and natural gas prices were a fraction of what they are today. After an NPI has been granted, any successful wells drilled with respect to that NPI may continue to produce oil and natural gas for a number of years. Therefore, the cumulative NPI payments from all such prior wells in any given year reflects the total income from NPIs granted over many years, to the extent that the executive has retained ownership of such NPI. Each of Mr. Reeves’ and Mr. Mayell’s income from such wells, which represents the cumulation of approximately 15 prior years of NPI grants, as compared to income from 2007 grants only, and reflects significant increases in oil and natural gas commodity prices in recent years, was approximately $3.6 million in 2007 and $5.4 million in 2006. Such cumulative result was a significant part of the reason that the Compensation Committee recommended that the Board terminate the NPI Agreements.
     In determining and recommending the terms of the new employment agreements and the termination agreements to the full Board, which approved the new employment agreements and termination agreements, the Compensation Committee considered these additional important factors:
•	The reduction in the estimated net present value of cash obligations, including salary, guaranteed bonus, and termination benefits, under the old and new employment contracts;

•	The potential value of net profits interests to be awarded under the NPI Agreements, which, had they not been terminated, would have continued to be awarded so long as these executives remained employed by the Company;

•	The loss of opportunity to defer taxation on a portion of salary and bonus, as well as the opportunity to receive Company matching rights to future shares, prompted by the termination of the DCP; and

•	The work and dedication of these two executives over the past 20 years of their service to the Company and its predecessor.
Discussion and analysis of new compensation structure.
     Revisions and discontinuations. The Compensation Committee recommended numerous changes to the roles and compensation arrangements of the CEO and COO in an effort to bring total compensation and compensation structure for these executives into better conformance with the philosophy and objectives stated above. The arrangements negotiated with these executives are reflected in the termination agreements, new employment agreements and consulting agreements.
     Issues noted with the 1993 employment contracts, which have now been addressed through the provisions of the new employment agreements and the termination agreements, include:
•	Cash bonus amounts were guaranteed and unrelated to performance, rather than at-risk;

•	The automatic renewal of employment contracts for three years at every anniversary date excessively limited the flexibility to the Company to make a change to management if it so desired;

•	The Compensation Committee felt that overall, the contracts provided for potential termination payments which were out of scale with the size of the Company and the executives’ performance; and

•	Termination provisions did not consider the substantial accumulation of net profits interests, equity and cash awards provided to these executives over their long service to the Company, which could be expected to substantially reduce any financial shock of termination.
     The NPI Agreements dated from 1994, a formative time in Company history, with facts and circumstances different from today, when the Company has reached relative maturity. They were terminated for several reasons, including:
•	The NPI interest conveyances had become ineffective at aligning management and shareholder interests because they take into account neither capital costs nor commodity hedging contracts, both of which can significantly impact income and shareholder value;

•	The NPI awards did not serve to link the executive’s compensation to his performance;

•	Because payouts under prior NPI awards continue irrespective of whether or not the executive remains employed by the Company, the NPI awards were ineffective as a retention device; and

•	The conveyances create a permanent encumbrance on Company properties, which impacts their value should we desire to market or exchange them.
     The DCP also dated from a much earlier time in Company history, 1994. It has served its purposes of conserving cash and providing an equity award for many years. Those objectives continue to be relevant and important, but the Compensation Committee believes they must be recalibrated with other equally important objectives.
     In recommending these changes, the central issue considered by the Compensation Committee was pay for performance. The Committee observed that total compensation for the most recent several years did not track Company performance as it should. They recognized that only a small portion of the total compensation package was at risk. Therefore, the Compensation Committee recommended these significant changes in the roles of the CEO and COO, including the completion of Mr. Reeves’ service as the Company’s CEO, which will occur on December 29, 2008, and significant reductions in the compensation of the CEO and COO.
COMPENSATION COMMITTEE REPORT
     In fulfilling its responsibilities, our Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with our management. Based on this review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this report.
E.L. Henry (Chairman)
Fenner R. Weller, Jr.
C. Mark Pearson

COMPENSATION TABLES AND ADDITIONAL INFORMATION
     The following table sets forth a summary of compensation paid to our Chief Executive Officer, Chief Operating Officer, Chief Accounting Officer and the two other most highly paid persons serving as executive officers for the years ended December 31, 2007 and 2006. In addition, a former executive’s compensation is presented.
Summary Compensation Table

									Change in
									Pension
									Value and
									Nonqualified	All
								Non-Equity	Deferred	Other
						Stock	Option	Incentive Plan	Compensation	Compen-
Name and Principal		Salary		Bonus		Awards	Awards	Compensation	Earnings	sation		Total
Position	Year	($)		($)		($)	($)	($)	($)	($)		($)
Joseph A. Reeves Jr. CEO & Chairman of the Board of Directors	2007	545,059	(1)	782,711	(2)	—	—	—	—	492,679	(3)	1,820,449
	2006	521,587	(1)	781,733	(2)					551,924	(4)	1,855,244

Michael J. Mayell COO & President	2007	545,059	(1)	782,711	(2)	—	—	—	—	492,679	(3)	1,820,449
	2006	521,587	(1)	781,733	(2)					551,924	(4)	1,855,244

Lloyd V. DeLano CAO & Sr. Vice President	2007	244,422		451,019	(5)					14,625	(6)	710,066
	2006	211,021		759,890	(5)	—	—		—	14,359	(6)	985,270

Alan S. Pennington VP Business Development	2007	232,003		450,394	(7)					14,625	(6)	697,022
	2006	217,233		759,567	(7)	—	—	—	—	14,300	(6)	991,100

A. Dale Breaux, VP Operations	2007	219,000		261,627	(8)					14,625	(6)	495,252

Thomas J. Tourek Former VP Exploration(9)	2007	382,500		285,402	(10)							667,902
	2006	322,598		447,741	(10)	—	—	—	—	—		770,339

1.	Salary for Messrs. Reeves and Mayell includes $400,000 each, which they each elected to contribute to the DCP in each of 2006 and 2007. See also “Narrative to Summary Compensation Table — Deferred Compensation Plan” below and footnotes (3) and (4) to this table below.

2.	Bonus amounts for Messrs. Reeves and Mayell include $760,000 each in bonus payments required to be paid by the Company under their employment agreements, in each of 2006 and 2007. For a description of these contracts, see “Potential Payments Upon Termination or Change-in-Control” below. The totals also include $22,710 paid to each of Messrs. Reeves and Mayell under our Christmas bonus program in 2007, and $21,733 paid to each in 2006 under the same program.

3.	Includes $400,000 in Company matching contributions of notional stock to each of Messrs. Reeves’ and Mayell’s deferred compensation accounts, $14,625 in Company matching contributions of stock to each of their 401(k) savings account, and $78,054 which represents the appraised value of net profits interest assignments made to each of them during 2007. For further information, see “Narrative to Summary Compensation Table — Net Profits Interests.” The appraisals are provided by a third party, and are based on the value of the net profits interest at the date of the assignment.

4.	Includes $400,000 in Company matching contributions of notional stock to each of Messrs. Reeves’ and Mayell’s deferred compensation accounts, $14,300 in Company matching contributions of stock to each of their 401(k) savings accounts, and $137,624 which represents the appraised value of net profits interest assignments made to each of them during 2006.

5.	Includes $440,602 and $750,515 for bonus paid to Mr. DeLano under the Management Plan in 2007 and 2006, respectively. Also includes $10,417 and $9,375 bonus paid under our Christmas bonus plan in 2007 and 2006, respectively.

6.	Represents Company matching contributions of stock to the named executive officer’s 401(k) savings account.

7.	Includes $440,602 and $750,515 for bonus paid to Mr. Pennington under the Management Plan in 2007 and 2006, respectively. Also includes $9,792 and $9,052 bonus paid under our Christmas bonus plan in 2007 and 2006, respectively.

8.	Includes $252,253 for bonus paid to Mr. Breaux under the Management Plan and $9,375 bonus paid under our Christmas plan.

9.	Mr. Tourek is no longer serving as Vice President of Exploration, although he continues his work with the Company in a non-executive capacity.

10.	Includes $275,402 and $437,741 for bonus paid to Mr. Tourek under the Management Plan in 2007 and 2006, respectively. Also includes $10,000 bonus paid under our Christmas bonus plan in each of 2007 and 2006.
Grants of Plan-Based Awards
     We granted no plan-based awards to the named executive officers during 2007 or in recognition of 2007 performance. Therefore this table is not presented.
Narrative to Summary Compensation Table
Employment Agreements
     During 2007, we had employment agreements with five of our named executive officers, which are summarized under the caption “Potential Payments Upon Termination or Change-in-Control” below.

Net Profits Interests
     We granted net profits interests in Company properties to our CEO and COO under the terms of substantially identical agreements (“NPI Agreements”) with each of Messrs. Reeves and Mayell that became effective January 1, 1994. Under the NPI Agreements, Messrs. Reeves and Mayell were each assigned a 2% net profits interest in production from each property in which the Company has acquired a mineral interest. The assignment covers all properties on which the Company expends funds during the term of employment by the assignee (Mr. Reeves or Mr. Mayell). The 2% interest is proportional to the total mineral interest of the Company in the property, if less than 100%. These permanent assignments of real property interests are not subject to vesting, nor to continued employment with the Company.
     In April 2008, the Company terminated the NPI Agreements. See “2008 Compensation for Chief Executive Officer and Chief Operating Officer” above.
     A net profits interest pays the owner his or her proportionate share of revenue from sales of production from a given property, less the costs of operating the leasehold (including customarily allowed general and administrative expenses). It does not include depreciation, depletion or other forms of capital costs. It does not include gains or losses from hedging activities. Net profits payments are typically paid for all wells in which a given party has an interest, on a monthly basis, and will continue so long as the property produces.
     In the Summary Compensation Table above, the value included for the Net Profits Interests has been computed by a third party appraiser as of the assignment date for the individual property. The assignment date is typically early in the process of creating a prospect for potential exploration. The appraised values are estimated and thus may be higher or lower than the eventual values realized. After an NPI has been granted, any successful wells drilled with respect to that NPI may continue to produce oil and natural gas for a number of years. Therefore, the cumulative NPI payments from all such prior wells in any given year reflects the total from NPIs granted over many years. As a result of approximately 15 years of accumulating property interests under the NPI Agreements, along with significant increases in oil and natural gas prices, the long-term success of the Company’s drilling program over that time and the higher number of wells drilled, the revenues from the wells drilled on properties in which Mr. Reeves and Mr. Mayell have been granted interests have become significant.
     The property interests granted under the NPI Agreements are owned by Messrs. Reeves and Mayell from the time of the grant and are not owned by the Company. Consequently, Mr. Reeves’ and Mr. Mayell’s NPI payments from such wells are not revenues of the Company, and the payments to Messrs. Reeves and Mayell with respect to such wells are not expenses of the Company. The Company does, however, recognize as compensation expense an amount equal to the appraised value of the NPI interest as of the time of the grant for the individual property, and that amount is reflected in the Summary Compensation Table above. In any given year subsequent to the time of the grant, the sum total of Mr. Reeves’ and Mr. Mayell’s portion of NPI payments attributable to the sum of all of the grants over the last 15 years represents the cumulation of initial and subsequent drilling activity on all of the NPI properties (to the extent such properties have continued to produce) and may reflect significant price increases over that time, depending on the age of the well.

Although the NPI payment amounts subsequent to the time of the grant are not compensation payments from the Company since the grants are owned by the individuals, the Compensation Committee considered the amounts of such payments to the CEO and COO in 2007 and 2006, based on information provided by Messrs. Reeves and Mayell, in evaluating the prior overall compensation package and in making its recommendations for the new compensation program.
Well Bonus Plans
     We provide profit sharing opportunities to all of our employees other than the CEO and the COO through well bonus plans. Our named executive officers, other than Messrs. Reeves and Mayell, each participate in The Meridian Resource Corporation Management Well Bonus Plan (the “Management Plan”). Messrs. Reeves and Mayell administer the Management Plan. Neither Messrs. Reeves nor Mayell participated in the Management Plan during 2007.
     Under the terms of the Management Plan, which was adopted in 1997, participating employees receive a cash bonus computed with reference to the net profits of a pool of wells. Net profits are calculated as the proportionate share of revenue from sales of production from a given property, less the costs of operating the leasehold (including customarily allowed general and administrative expenses). It does not include depreciation, depletion or other forms of capital cost. The Executive Committee, composed of Messrs. Reeves and Mayell, at its sole discretion, designates the wells to be included in the program and assigns a percentage (usually 100%) of the net profits of each designated well to form the bonus pool for that well. In practice, all wells drilled have typically been designated. The Executive Committee also assigns a participation factor to each employee in the Management Plan (ranging from 0.1% to 0.5%), based on his or her level of responsibility in the Company. For each individual, this factor is applied to the bonus pool of each designated well in which he or she participates. In practice, an employee participates in all designated wells spudded during the participant’s employment with the Company. The total of all such participations for a given individual may be paid in either cash or common stock of the Company and is currently paid in the form of a cash bonus. The participation factors for each of Messrs. DeLano, Pennington and Tourek are 1/4th of 1%.
     Under the terms of their employment agreements with us and the Management Plan, Messrs. DeLano, Pennington, and Breaux are entitled to continue to receive bonuses from the Management Plan after termination of their employment for the wells in which they were participating as of the employment termination date.
     Other well bonus plans are available to other employees. These include The Meridian Resource Corporation TMR Employees Trust Well Bonus Plan and The Meridian Resource Corporation Geoscientist Well Bonus Plan. All employees participate in one of the well bonus plans.
Deferred Compensation Plan
     In 1996, we adopted a deferred compensation plan (“DCP”) applicable specifically to our CEO and COO, Messrs. Reeves and Mayell. Under the terms of the DCP, Messrs. Reeves and Mayell could defer any portion of their salary and/or bonus and receive the right to shares of restricted stock in return for such deferral. The Company matched such deferrals on a one-for-

one basis, subject to one-year vesting terms (shares vest evenly over the twelve months). No actual shares are issued and the executive officer has no rights with respect to any shares unless and until there is a distribution. No actual shares may be issued until the employee’s death, retirement, or termination of employment. Termination of the agreement by the Company also triggers issuances of shares. Until such distribution of actual shares, the value of the notional shares is subject to the general credit of the Company and the market value of our common stock.
     The right to the number of shares credited to each executive officer on the basis of his deferred compensation is tracked in a notional account. The right to the number of notional shares granted in lieu of the deferred cash compensation is based on the market price of our common stock, which we update at six-month intervals. We also track the notional shares under our 2007 Long-Term Incentive Plan, reducing the balance of shares available for issuance under that plan for each notional share granted under the DCP.
     The pricing used to determine the number of notional shares in 2007 was $3.09 for the first six months of the year (the closing price of our common stock on December 29, 2006, the last trading day of that year) and $3.02 for the second six months of the year (the closing price of our common stock on June 29, 2007, the last trading day of that month). The number of notional shares credited to each of Messrs. Reeves’ and Mayell’s deferred compensation accounts was 261,572 for 2007, which includes the Company matching contribution. Of the 130,786 notional shares provided by the Company’s matching contribution to each of Messrs. Reeves and Mayell, 53,868 have not vested. For further information, see “Non-Qualified Deferred Compensation” below.
Long-Term Incentive Plans
     Our 1997 Plan authorized the Board of Directors or a Committee of the Board of Directors to issue stock options, stock appreciation rights, restricted stock and performance awards. The 1997 Plan expired by its terms on May 1, 2007 and on June 21, 2007, shareholders approved the 2007 Long-Term Incentive Plan (2007 Plan).

Outstanding Equity Awards at Year End

	Option Awards					Stock Awards
Equity
Incentive
								Equity	Plan
								Incentive	Awards:
								Plan	Market or
								Awards:	Payout
			Equity					Number of	Value of
			Incentive				Market	Unearned	Unearned
			Plan			Number of	Value of	Shares,	Shares,
	Number	Number of	Awards:			Shares or	Shares or	Units or	Units
	of	Securities	Number of			Units of	Units of	Other	or Other
	Securities	Underlying	Securities			Stock	Stock	Rights	Rights
	Underlying	Unexercised	Underlying			That	That	That	That
	Unexercised	Options	Unexercised	Option		Have	Have	Have	Have
	Options	(#)	Unearned	Exercise	Option	Not	Not	Not	Not
	(#)	Unexercisable	Options	Price	Expiration	Vested	Vested	Vested	Vested
Name	Exercisable	(1)	(#)	($)	Date	(#)	($)	(#)	($)
Joseph A. Reeves, Jr.	1,500,000	—	—	3.375	8/26/2008	—	—	—	—
Michael J. Mayell	1,500,000	—	—	3.375	8/26/2008	—	—	—	—
Lloyd V. DeLano	25,000	—	—	3.375	8/26/2008	—	—	—	—
Alan S. Pennington	5,000	—	—	3.375	8/26/2008	—	—	—	—
A. Dale Breaux	15,000	—	—	3.000	7/24/2012	—	—	—	—
1.	Excludes (i) the warrants (the “General Partner Warrants”) granted to each of Messrs. Reeves and Mayell in October 1990 in connection with the Company’s formation and (ii) warrants (“Executive Officer Warrants”) issued in prior years to Messrs. Reeves and Mayell in connection with the surrender of certain “Class B Warrants” to the Company. The value of these warrants at December 31, 2007, based on the difference between the market price of the Common Stock at December 31, 2007 and the exercise price of the respective warrants, was $1,542,393 for each of Messrs. Reeves and Mayell, and the total number of warrants outstanding was 1,618,258 for each of Messrs. Reeves and Mayell. For further information on the warrants, please see Note 10 to the financial statements included in our Form 10-K for the year ended December 31, 2007.
     With the exception of Mr. Pennington’s stock options, all stock options granted were from the 1997 Plan. Mr. Pennington’s grant was from the 1995 Plan. All stock options listed in the table utilized a three-year vesting schedule (25% on the date of grant, and 25% on each of the first, second, and third anniversaries of the grant date). All stock options listed are fully vested.
Option Exercises and Stock Vested
     No stock options were exercised during 2007. See “Narrative to Summary Compensation Table — Deferred Compensation Plan” above.
Pension Benefits
     We have no pension benefits other than the Company contribution to the employees’

401(k) savings plan.
Nonqualified Deferred Compensation
     The following table provides information relating to our Deferred Compensation Plan (DCP), which during 2007 was provided only to Messrs. Reeves and Mayell. For details regarding the DCP, see “Narrative to Summary Compensation Table — Deferred Compensation Plan” above.
     In April 2008, the Company terminated the DCP. See “2008 Compensation for Chief Executive Officer and Chief Operating Officer” above.

			Aggregate
	Executive	Company	Earnings/	Aggregate	Aggregate
	Contributions	Contributions	(Losses) in	Withdrawals/	Balance
	in 2007(1)	in 2007(2)	2007(3)	Distributions	at 12/31/07(4)
Name	($)	($)	($)	($)	($)
Joseph A. Reeves, Jr.	400,000	400,000	(2,777,504)	—	3,939,241
Michael J. Mayell	400,000	400,000	(2,535,046)	—	3,596,390

1.	Amounts in this column reflect 2007 deferrals of salary, which are included in totals reported in the “Salary” column of the Summary Compensation Table. Messrs. Reeves and Mayell were each credited a total of 130,786 notional shares for these 2007 salary deferrals.

2.	Company contributions reflect 2007 Company matching contributions to the salary deferrals made in 2007. These amounts are included in the totals reported on the Summary Compensation Table in the “All Other Compensation” column. The matching contributions resulted in a total of 130,786 notional shares credited to the account of each Messrs. Reeves and Mayell.

3.	Aggregate earnings (losses) reflect the change in the value of the participant’s deferred compensation account which is not related to deferrals or matching contributions in 2007, and is solely the result of movements in the price of our common stock.

4.	The aggregate balance at December 31, 2007 reflects the total notional shares credited to the participant’s deferred compensation account since his participation began in 1996, valued at the closing price of our common stock on December 31, 2007, the last trading day of the year, which was $1.81. The total number of notional shares in Messrs. Reeves’ and Mayell’s accounts at December 31, 2007 was 2,176,376 and 1,986,956, respectively. Of these totals, 53,868 notional shares, valued at $97,501 are unvested for each Messrs. Reeves and Mayell. These notional shares are the result of the 2007 Company matching contribution, which, under the terms of the DCP, vest evenly over the twelve month period after the matching contribution is made. In years prior to 2006, contributed amounts, inclusive of both the participant’s deferred compensation and the Company matching contribution, were reported on the Summary Compensation Table under the heading “Long-Term Compensation / Restricted Stock Award.” For 2006 and 2007, the participants’ deferred compensation is reported on the Summary Compensation Table in the “Salary” column, and the Company matching contribution is reported in the “All Other Compensation” column.
Potential Payments Upon Termination or Change-in-Control
Employment Agreement with Joseph A. Reeves, Jr., Deferred Compensation Plan, and NPI Agreement
     On April 29, 2008, Mr. Reeves and the Company entered into a new employment agreement. The new employment agreement does not provide for any payments upon a change-in-control.
     Under the new employment agreement, upon the termination of Mr. Reeves’ employment other than for death or good cause, or if Mr. Reeves terminated his employment for good reason:
(a)	we would pay his estate all base salary payments and accrued vacation pay then due him under the new employment agreement through the date of termination, which is December 29, 2008;
(b)	for the remainder of the term of the employment agreement and until October 31, 2010, we would continue Mr. Reeves’ and his family’s benefits under our benefit plans and other fringe benefits he may have been receiving at the time of termination.
     Under the new employment agreement, good reason is generally defined as:
•	a change in the nature or scope of his duties or responsibilities;
•	any failure by us to pay any form of compensation stated in his employment agreement;
•	requiring him to be based at any office or location 30 miles or more from our current location in Houston, Texas, other than travel reasonably required in the performance of his responsibilities;
•	any purported termination by us of his employment other than due to death or for good cause; or
•	any failure by us to require our successor to assume the terms of his employment agreement.
     Under the new employment agreement, upon the termination of Mr. Reeves’ employment for death:
(a)	we would pay his estate all salary and accrued vacation payments then due him under his new employment agreement through the date of termination and for the remainder of the employment period;
(b)	for the remainder of the employment period and until October 31, 2010, his family would continue to receive benefits provided by the Company at least equal to those that would have been provided if his employment had not been terminated.
     Under the new employment agreement, good cause is generally defined as:
•	his conviction for a felony that is no longer subject to direct appeal;
•	he is adjudicated to be mentally incompetent so as to affect his ability to serve us and such adjudication is no longer subject to direct appeal; or
•	he has been found guilty of fraud or willful misconduct so as to materially damage us and such finding is no longer subject to direct appeal.
     The following discussion relates to Mr. Reeves’ agreements that were in effect during 2007 and reflects payments that would have been made under those agreements in the circumstances described. Those agreements were terminated in April 2008. For more information on agreements entered into in 2008, see “2008 Compensation for Chief Executive Officer and Chief Operating Officer” above.
     We had an employment agreement, dated August 18, 1993, with Mr. Joseph A. Reeves, Jr., our Chairman of the Board during 2007 and Chief Executive Officer. The employment agreement was for a term of three years, renewable annually for a term to extend three years from each renewal date. The employment agreement provided for a base salary with annual increases consistent with prior increases. Mr. Reeves’ base salary payments were $545,059 in 2007. Under the agreement, base salary could not be reduced. In addition, the agreement provided for annual bonuses in cash substantially consistent with previous annual bonuses, to be reviewed at least annually for possible increases, and additional bonuses and other perquisites in accordance with Company policy. The agreement also included provisions relating to termination benefits.
     Under the employment agreement with Mr. Reeves, the Company entered into a Deferred Compensation Plan (DCP), which controlled the rights to shares of our common stock and the distribution of the shares accrued in the deferred compensation account of the participants through previous deferrals of compensation, including distribution of matching shares provided by the Company. For further information on the DCP, see “Narrative to Summary Compensation Table — Deferred Compensation Plan” above.
     Both the prior employment agreement and the DCP provided for different payouts and distributions under differing circumstances of termination, each included in the analysis below. The employment agreement provided for a tax “gross-up payment” to be made to Mr. Reeves if he incurred excise tax from any payments made to him by the Company under any agreement. The tax “gross-up payment” is intended to cover the costs of this additional excise tax to insure that he receives, after tax, the total benefit intended by his employment agreement. We have included in the analysis below, the estimated value of such a gross-up payment, only under those circumstances in which we expect such a payment would be required of the Company.
Termination of Employment for Death
     Upon the termination of Mr. Reeves’ employment because of death:
(a)	we would pay his estate all payments then due him under his employment agreement through the date of termination;
(b)	we would pay his estate under his employment agreement a prorated annual bonus based on the bonus paid in the prior year;
(c)	we would distribute to his estate, in shares of our common stock, any compensation he previously deferred, and all matching amounts accrued under the DCP, regardless of vesting status on the date of death;
(d)	his family would continue to receive benefits provided by the Company to surviving families of key employees; and
(e)	we would continue to convey to his estate a 2% net profits interest in properties existing at date of termination, depending on the activities of the Company with regard to each of those properties on an individual basis.
     If Mr. Reeves’ employment were to have terminated on December 31, 2007, because of death, we estimate that the value of the payments and benefits described in clauses (a), (b) and (c) above he would have been eligible to receive is as follows: (a) $-0-; (b) $-0-; and (c) 2,176,376 shares of our common stock valued at $3,939,241 (which reflects the current value of amounts deferred and reported in previous years), with an aggregate value of $3,939,241. In addition, item (e) is estimated to be valued at approximately $336,000, based on the total value of net profits interests conveyed to Mr. Reeves in the three most recent fiscal years. Based on the terms of the NPI Agreement, such conveyances would have been made over a period of years after termination, depending on the activity with regard to each property.
Termination of Employment for Good Cause
     Upon the termination of Mr. Reeves’ employment for Good Cause:
(a)	we would pay him all payments then due him under his employment agreement through the date of termination;
(b)	we would pay him under his prior employment agreement a prorated annual bonus based on the bonus paid in the prior year;
(c)	we would distribute to him, in shares of our common stock, any compensation he previously deferred under the DCP, and he will forfeit all notional shares credited to his deferred compensation account as Company matching grants, regardless of their vesting status on the date of termination; and

(d)	we would continue to convey to him a 2% net profits interest in properties existing at date of termination, depending on the activities of the Company with regard to each of those properties on an individual basis.
     If Mr. Reeves’ employment were to have terminated on December 31, 2007, for Good Cause, we estimate that the value of the payments and benefits described in clauses (a), (b) and (c) above he would have been eligible to receive is as follows: (a) $-0-; (b) $-0-; and (c) 1,088,188 shares of our common stock valued at $1,969,620 (which reflects the current value of amounts deferred and reported in previous years), with an aggregate value of $1,969,620. In addition, item (d) is estimated to be valued at approximately $336,000, based on the total value of net profits interests conveyed to Mr. Reeves in the three most recent fiscal years. Based on the terms of the NPI Agreement, such conveyances would have been made over a period of years after termination, depending on the activity with regard to each property.
     “Good Cause” was generally defined in Mr. Reeves’ prior employment agreement as:
•	his conviction for a felony that is no longer subject to direct appeal;
•	he is adjudicated to be mentally incompetent so as to affect his ability to serve us and such adjudication is no longer subject to direct appeal; or
•	he has been found guilty of fraud or willful misconduct so as to materially damage us and such finding is no longer subject to direct appeal.
     “Cause” was generally defined in the DCP as discharge for reasons involving fraud, embezzlement, theft, commission of a felony, proven dishonesty in the course of employment which damaged the Company, or disclosure of trade secrets.
     Termination of Employment by Mr. Reeves for Good Reason, or by us for other than death or Good Cause
     If we had terminated Mr. Reeves’ employment for any reason other than death or Good Cause, or if Mr. Reeves had terminated his employment for Good Reason:
(a)	we would pay him his current base salary for the remainder of the employment period under the employment agreement;
(b)	we would pay him under his employment agreement an amount equal to the last annual bonus paid to him;
(c)	we would pay him under his employment agreement two times the sum of his annual base salary and last annual bonus;
(d)	we would distribute to him, in shares of our common stock, all compensation previously deferred under the DCP, including all vested Company matching shares, but not unvested shares;
(e)	we would pay him under his employment agreement a lump-sum retirement benefit equal to the actuarial equivalent of the benefits lost by virtue of the early termination of his employment;
(f)	for the remainder of the term of the employment agreement, we would continue Mr. Reeves’ and his family’s benefits under our benefit plans and other fringe benefits he may have been receiving at the time of termination; and
(g)	we would continue to convey to him a 2% net profits interest in properties existing at date of termination, depending on the activities of the Company with regard to each of those properties on an individual basis.
     If Mr. Reeves’ employment had been terminated by us on December 31, 2007, for any reason other than death or Good Cause, or if Mr. Reeves had terminated his employment for Good Reason, we estimate that the value of the payments and benefits described in clauses (a), (b), (c), (d), (e) and (f) above he would have been eligible to receive is as follows: (a) $1,433,580; (b) $782,711; (c) $2,655,540 (d) 2,122,508 shares of our common stock valued at $3,841,739 (which reflects the current value of amounts deferred and reported in previous years); (e) $38,750; and (f) $118,364, with an aggregate value of $8,870,684. In addition, if such termination followed a change in control, Mr. Reeves may be entitled to a tax “gross up payment” to cover the costs of additional excise taxes. We estimate that payment would have been approximately $2,046,362, which would increase the aggregate value of payment upon termination to $10,917,046.
     The terms of the DCP required that in case of termination due to disability or retirement, all shares in the deferred compensation account, including unvested shares, would be distributed to the participant. As of December 31, 2007, the value of the 53,868 unvested notional shares in Mr. Reeves’ deferred compensation account was $97,501. This would have increased total payments upon termination from the $8,870,684 noted above to $8,968,185.
     In addition, item (g) is estimated to be valued at approximately $336,000, based on the total value of net profits interests conveyed to Mr. Reeves in the three most recent fiscal years. Based on the terms of the NPI Agreement, such conveyances would have been made over a period of years after termination, depending on the activity with regard to each property.
     “Good Reason” was generally defined in Mr. Reeves’ prior employment agreement as:
•	a change in the nature or scope of his duties or responsibilities;
•	any failure by us to pay any form of compensation stated in his employment agreement;
•	requiring him to be based at any office or location 30 miles or more from our current location in Houston, Texas, other than travel reasonably required in the performance of his responsibilities;
•	any purported termination by us of his employment other than due to death or for Good Cause; or
•	any failure by us to require our successor to assume the terms of his employment agreement.

Change of Control
     The terms of the DCP provided that unvested notional shares in the participant’s deferred compensation account would immediately vest upon a change in control of the Company. As of December 31, 2007, Mr. Reeves had a total of 53,868 notional shares unvested at a value of $97,501.
Employment Agreement with Michael J. Mayell, Deferred Compensation Plan and NPI Agreement
     On April 29, 2008, Mr. Mayell and the Company entered into a new employment agreement. The new employment agreement does not provide for any payments upon a change-in-control.
     Under the new employment agreement, upon the termination of Mr. Mayell’s employment other than for death or good cause, or if Mr. Mayell terminated his employment for good reason:
(a)	we would pay his estate all base salary payments and accrued vacation pay then due him under the new employment agreement through the date of termination, which is December 29, 2008;

(b)	for the remainder of the term of the employment agreement and until October 31, 2010, we would continue Mr. Mayell’s and his family’s benefits under our benefit plans and other fringe benefits he may have been receiving at the time of termination.
     Under the new employment agreement, good reason is generally defined as:
•	a change in the nature or scope of his duties or responsibilities;

•	any failure by us to pay any form of compensation stated in his employment agreement;

•	requiring him to be based at any office or location 30 miles or more from our current location in Houston, Texas, other than travel reasonably required in the performance of his responsibilities;

•	any purported termination by us of his employment other than due to death or for good cause; or

•	any failure by us to require our successor to assume the terms of his employment agreement.
     Under the new employment agreement, upon the termination of Mr. Mayell’s employment for death:
(a)	we would pay his estate all salary and accrued vacation payments then due him under his new employment agreement through the date of termination and for the remainder of the employment period;

(b)	for the remainder of the employment period and until October 31, 2010, his family would continue to receive benefits provided by the Company at least equal to those that would have been provided if his employment had not been terminated.
     Under the new employment agreement, good cause is generally defined as:
•	his conviction for a felony that is no longer subject to direct appeal;

•	he is adjudicated to be mentally incompetent so as to affect his ability to serve us and such adjudication is no longer subject to direct appeal; or

•	he has been found guilty of fraud or willful misconduct so as to materially damage us and such finding is no longer subject to direct appeal.
     The following discussion relates to Mr. Mayell’s agreements that were in effect during 2007 and reflects payments that would have been made under those agreements in the circumstances described. Those agreements were terminated in April 2008. For more information on agreements entered into in 2008, see “2008 Compensation for Chief Executive Officer and Chief Operating Officer” above.
     We had an employment agreement, dated August 18, 1993, with Mr. Michael J. Mayell our President and Chief Operating Officer. The employment agreement was for a term of three years, renewable annually for a term to extend three years from each renewal date. The employment agreement provided for a base salary with annual increases consistent with prior increases. Mr. Mayell’s base salary payments were $545,059 in 2007. Under the agreement, base salary could not be reduced. In addition, the agreement provided for annual bonuses in cash substantially consistent with previous annual bonuses, to be reviewed at least annually for possible increases, and additional bonuses and other perquisites in accordance with Company policy. The agreement also included provisions relating to termination benefits.
     Under the prior employment agreement with Mr. Mayell, the Company entered into a Deferred Compensation Plan (DCP), which controlled the rights to shares of our common stock and the distribution of the shares accrued in the deferred compensation account of the participants through previous deferrals of compensation, including distribution of matching shares provided by the Company. For further information on the DCP, see “Narrative to Summary Compensation Table — Deferred Compensation Plan” above.
     Both the prior employment agreement and the DCP provide for different payouts and distributions under differing circumstances of termination, each included in the analysis below. The employment agreement provided for a tax “gross-up payment” to be made to Mr. Mayell if he incurred excise tax from any payments made to him by the Company under any agreement. The tax “gross-up payment” is intended to cover the costs of this additional excise tax to insure that he receives, after tax, the total benefit intended by his employment agreement. We have included in the analysis below, the estimated value of such a gross-up payment, only under those circumstances in which we expect such a payment would be required of the Company.

Termination of Employment for Death
     Upon the termination of Mr. Mayell’s employment because of death:
(a)	we would pay his estate all payments then due him under his employment agreement through the date of termination;

(b)	we would pay his estate under his employment agreement a prorated annual bonus based on the bonus paid in the prior year;

(c)	we would distribute to his estate, in shares of our common stock, any compensation he previously deferred, and all matching amounts accrued under the DCP, regardless of vesting status on the date of death;

(d)	his family would continue to receive benefits provided by the Company to surviving families of key employees; and

(e)	we would continue to convey to his estate a 2% net profits interest in properties existing at date of termination, depending on the activities of the Company with regard to each of those properties on an individual basis.
     If Mr. Mayell’s employment were to have terminated on December 31, 2007, because of death, we estimate that the value of the payments and benefits described in clauses (a), (b) and (c) above he would have been eligible to receive is as follows: (a) $-0-; (b) $-0-; and (c) 1,986,956 shares of our common stock valued at $3,596,390 (which reflects the current value of amounts deferred and reported in previous years), with an aggregate value of $3,596,390. In addition, item (e) is estimated to be valued at approximately $336,000, based on the total value of net profits interests conveyed to Mr. Mayell in the three most recent fiscal years. Based on the terms of the NPI Agreement, such conveyances would have been made over a period of years after termination, depending on the activity with regard to each property.
Termination of Employment for Good Cause
     Upon the termination of Mr. Mayell’s employment for Good Cause:
(a)	we would pay him all payments then due him under his prior employment agreement through the date of termination;

(b)	we would pay him under his prior employment agreement a prorated annual bonus based on the bonus paid in the prior year;

(c)	we would distribute to him, in shares of our common stock, any compensation he previously deferred under the DCP, and he would forfeit all notional shares credited to his deferred compensation account as Company matching grants, regardless of their vesting status on the date of termination; and

(d)	we would continue to convey to him a 2% net profits interest in properties existing at date of termination, depending on the activities of the Company with regard to each of those properties on an individual basis.
     If Mr. Mayell’s employment were to have terminated on December 31, 2007, for Good Cause, we estimate that the value of the payments and benefits described in clauses (a), (b) and (c) above he would have been eligible to receive is as follows: (a) $-0-; (b) $-0-; and (c) 993,478 shares of our common stock valued at $1,798,195 (which reflects the current value of amounts deferred and reported in previous years), with an aggregate value of $1,798,195. In addition, item (d) is estimated to be valued at approximately $336,000, based on the total value of net profits interests conveyed to Mr. Mayell in the three most recent fiscal years. Based on the terms of the NPI Agreement, such conveyances would have been made over a period of years after termination, depending on the activity with regard to each property.
     “Good Cause” was generally defined in Mr. Mayell’s prior employment agreement as:
•	his conviction for a felony that is no longer subject to direct appeal;

•	he is adjudicated to be mentally incompetent so as to affect his ability to serve us and such adjudication is no longer subject to direct appeal; or

•	he has been found guilty of fraud or willful misconduct so as to materially damage us and such finding is no longer subject to direct appeal.
     “Cause” was generally defined in the DCP as discharge for reasons involving fraud, embezzlement, theft, commission of a felony, proven dishonesty in the course of employment which damaged the Company, or disclosure of trade secrets.
     Termination of Employment by Mr. Mayell for Good Reason, or by us for other than death or Good Cause
     If we had terminated Mr. Mayell’s employment for any reason other than death or Good Cause, or if Mr. Mayell had terminated his employment for Good Reason:
(a)	we would pay him his current base salary for the remainder of the employment period under the Employment Agreement;

(b)	we would pay him an amount equal to the last annual bonus paid to him;

(c)	we would pay him two times the sum of his annual base salary and last annual bonus;

(d)	we would distribute to him, in shares of our common stock, all compensation previously deferred, including all vested Company matching shares, but not unvested shares;

(e)	we would pay him a lump-sum retirement benefit equal to the actuarial equivalent of the benefits lost by virtue of the early termination of his employment;

(f)	for the remainder of the term of the employment agreement, we would continue Mr. Mayell’s and his family’s benefits under our benefit plans and other fringe benefits he may have been receiving at the time of termination; and
(g)	we would continue to convey to him a 2% net profits interest in properties existing at date of termination, depending on the activities of the Company with regard to each of those properties on an individual basis.
     If Mr. Mayell’s employment had been terminated by us on December 31, 2007, for any reason other than death or Good Cause, or if Mr. Mayell had terminated his employment for Good Reason, we estimate that the value of the payments and benefits described in clauses (a), (b), (c), (d), (e) and (f) above he would have been eligible to receive is as follows: (a) $1,433,580; (b) $782,711; (c) $2,655,540 (d) 1,933,088 shares of our common stock valued at $3,498,889 (which reflects the current value of amounts deferred and reported in previous years); (e) $38,750; and (f) $122,169, with an aggregate value of $8,531,639. In addition, if such termination followed a change in control, Mr. Mayell may be entitled to a tax “gross up payment” to cover the costs of additional excise taxes. We estimate that payment would have been approximately $2,048,055, which would increase the aggregate value of payments upon termination to $10,579,694.
     The terms of the DCP required that in case of termination due to disability or retirement, all shares in the deferred compensation account, including unvested shares, would be distributed to the participant. As of December 31, 2007, the value of the 53,868 unvested notional shares in Mr. Mayell’s deferred compensation account was $97,501. This would have increased total payout from the $8,531,639 noted above to $8,629,140.
     In addition, item (g) is estimated to be valued at approximately $336,000, based on the total value of net profits interests conveyed to Mr. Mayell in the three most recent fiscal years. Based on the terms of the NPI Agreement, such conveyances would have been made over a period of years after termination, depending on the activity with regard to each property.
     “Good Reason” was generally defined in Mr. Mayell’s prior employment agreement as:
•	a change in the nature or scope of his duties or responsibilities;

•	any failure by us to pay any form of compensation stated in his employment agreement;

•	requiring him to be based at any office or location 30 miles or more from our current location in Houston, Texas, other than travel reasonably required in the performance of his responsibilities;

•	any purported termination by us of his employment other than due to death or for Good Cause; or

•	any failure by us to require our successor to assume the terms of his employment agreement.
Change of Control
     The terms of the DCP provided that unvested notional shares in the participant’s deferred compensation account would immediately vest upon a change in control of the Company. As of December 31, 2007, Mr. Mayell had a total of 53,868 notional shares unvested at a value of $97,501.
Employment Agreement with Lloyd V. DeLano
     We have an employment agreement, dated November 5, 1997, with Lloyd V. DeLano, our Senior Vice President and Chief Accounting Officer. The employment agreement is for a term of one year, renewable automatically for six-month terms unless terminated before the expiration of any six-month term. The employment agreement provides for a base salary with annual increases in our discretion. Mr. DeLano’s base salary payments were $244,422 in 2007. In addition, the agreement provides for annual bonuses at the discretion of our Board of Directors. Mr. DeLano is also a participant in our Management Well Bonus Plan.
     Termination of Employment Due to Death, Disability or for Cause
     Upon the termination of Mr. DeLano’s employment due to his death, disability or for cause, or upon Mr. DeLano’s voluntary termination of employment other than for good reason, we will pay him all accrued but unpaid salary, vacation and sick leave benefits through the date of termination.
     Termination of Employment Without Cause
     If we terminate Mr. DeLano’s employment without cause, we will pay him (a) all accrued but unpaid salary, vacation and sick leave benefits through the date of termination and (b) his monthly salary for the remainder of the then-existing term of his employment agreement.
     If we had terminated Mr. DeLano’s employment on December 31, 2007, without cause, we estimate that the value of the payments and benefits described in clauses (a) and (b) above he would have been eligible to receive is as follows: (a) $-0-; and (b) $83,333; with an aggregate value of $83,333.
     Termination of Employment for Good Reason
     If Mr. DeLano terminates his employment for good reason, we will pay him (a) all accrued but unpaid salary, vacation and sick leave benefits through the date of termination and (b) his monthly salary for six months after the date of termination.
     If Mr. DeLano had terminated his employment on December 31, 2007, for good reason, we estimate that the value of the payments and benefits described in clauses (a) and (b) above he would have been eligible to receive is as follows: (a) $-0-; and (b) $125,000; with an aggregate value of $125,000.
     Voluntary Termination by Mr.DeLano
     If Mr. DeLano terminates his employment voluntarily other than for good reason, we will pay him all accrued but unpaid salary, vacation and sick leave benefits through the date of termination.

     Termination of Employment after a Change of Control
     If we terminate Mr. DeLano’s employment within six months after a change of control, we will pay him (a) all accrued but unpaid salary, vacation and sick leave benefits through the date of termination and (b) his monthly salary for 18 months after the date of termination. If we had terminated Mr. DeLano’s employment on December 31, 2007 after a change of control, we estimate the value of the payments and benefits described in clauses (a) and (b) above he would have been eligible to receive is (a) $-0-; and (b) $375,000, with an aggregate value of $375,000.
     Under Mr. DeLano’s employment agreement, a “change of control” is generally defined as:
•	acquisition by any person of more than 50% of our common stock;

•	certain changes in the composition of the individuals constituting a majority of the members of the Board of Directors, except for changes approved by the existing Board;

•	a merger or other transaction, unless at least 50% of the voting power of the surviving entity is held by at least 50% of the holders of our voting securities immediately prior to the transaction; or

•	a sale of more than 50% of our assets.
     Termination by Mr. DeLano for “good reason” is generally defined as:
•	our failure to pay Mr. DeLano in accordance with his employment agreement;

•	our failure to comply with any material provision of his employment agreement; or

•	cancellation of the Management Well Bonus Plan or Mr. DeLano’s participation in that plan.
          Termination by us of Mr. DeLano for “cause” is generally defined as:
•	his conviction of a felony;

•	his failure or refusal to comply with our policies;

•	his engaging in conduct amounting to fraud, dishonesty, gross negligence, willful misconduct or conduct that is unprofessional, unethical or detrimental to our reputation; or

•	his failure to perform his duties under his employment agreement.
     Participation by Mr. DeLano in the Management Well Bonus Plan
     If Mr. DeLano’s employment is terminated for any reason, he will continue to receive payments under the Management Well Bonus Plan to the extent that we receive revenue from wells that were included in the bonus pool at the time of termination of employment. If Mr. DeLano’s employment had terminated on December 31, 2007, we estimate the value of remaining payments to him from the Management Well Bonus Plan to be $1,161,000, based on

PV-10 prices at December 31, 2007.
Employment Agreement with Alan S. Pennington
     We have an employment agreement, dated November 5, 1999, with Alan S. Pennington, our Vice President of Business Development. The employment agreement is for a term of one year, renewable automatically for six-month terms unless terminated before the expiration of any six-month term. The employment agreement provides for a base salary with annual increases in our discretion. Mr. Pennington’s base salary payments were $232,003 in 2007. In addition, the agreement provides for annual bonuses at the discretion of our Board of Directors. Mr. Pennington is also a participant in our Management Well Bonus Plan.
     Termination of Employment Due to Death, Disability or for Cause
     Upon the termination of Mr. Pennington’s employment due to his death, disability or for cause, or upon Mr. Pennington’s voluntary termination of employment other than for good reason, we will pay him all accrued but unpaid salary, vacation and sick leave benefits through the date of termination.
     Termination of Employment Without Cause
     If we terminate Mr. Pennington’s employment without cause, we will pay him (a) all accrued but unpaid salary, vacation and sick leave benefits through the date of termination and (b) his monthly salary for the remainder of the then-existing term of his employment agreement.
     If we had terminated Mr. Pennington’s employment on December 31, 2007, without cause, we estimate that the value of the payments and benefits described in clauses (a) and (b) above he would have been eligible to receive is as follows: (a) $-0-; and (b) $78,333; with an aggregate value of $78,333.
     Termination of Employment for Good Reason
     If Mr. Pennington terminates his employment for good reason, we will pay him (a) all accrued but unpaid salary, vacation and sick leave benefits through the date of termination and (b) his monthly salary for six months after the date of termination.
     If Mr. Pennington had terminated his employment on December 31, 2007, for good reason, we estimate that the value of the payments and benefits described in clauses (a) and (b) above he would have been eligible to receive is as follows: (a) $-0-; and (b) $117,500; with an aggregate value of $117,500.
     Voluntary Termination by Mr. Pennington
     If Mr. Pennington terminates his employment voluntarily other than for good reason, we will pay him all accrued but unpaid salary, vacation and sick leave benefits through the date of termination.

     Termination of Employment after a Change of Control
     If we terminate Mr. Pennington’s employment within six months after a change of control, we will pay him (a) all accrued but unpaid salary, vacation and sick leave benefits through the date of termination and (b) his monthly salary for 18 months after the date of termination. If we had terminated Mr. Pennington’s employment on December 31, 2007 after a change of control, we estimate that the value of the payments and benefits described in clauses (a) and (b) above he would have been eligible to receive is (a) $-0-; and (b) $352,500; with an aggregate value of $352,500.
     Under Mr. Pennington’s employment agreement, a “change of control” is generally defined as:
•	acquisition by any person of more than 50% of our common stock;

•	certain changes in the composition of the individuals constituting a majority of the members of the Board of Directors, except for changes approved by the existing Board;

•	a merger or other transaction, unless at least 50% of the voting power of the surviving entity is held by at least 50% of the holders of our voting securities immediately prior to the transaction; or

•	a sale of more than 50% of our assets.
     Termination by Mr. Pennington for “good reason” is generally defined as:
•	our failure to pay Mr. Pennington in accordance with his employment agreement;

•	our failure to comply with any material provision of his employment agreement; or

•	cancellation of the Geoscientist Well Bonus Plan or Mr. Pennington’s participation in that plan.
     Termination by us of Mr. Pennington for “cause” is generally defined as:
•	his conviction of a felony;

•	his failure or refusal to comply with our policies;

•	his engaging in conduct amounting to fraud, dishonesty, gross negligence, willful misconduct or conduct that is unprofessional, unethical or detrimental to our reputation; or

•	his failure to perform his duties under his employment agreement.
     Participation by Mr. Pennington in the Management Well Bonus Plan
     If Mr. Pennington’s employment is terminated for any reason, he will continue to receive payments under the Management Well Bonus Plan to the extent that we receive revenue from wells that were included in the bonus pool at the time of termination of employment. If Mr. Pennington’s employment had terminated on December 31, 2007, we estimate the value of remaining payments to him from the Management Well Bonus Plan to be $1,161,000, based on PV-10 prices at December 31, 2007.
Employment Agreement with A. Dale Breaux
     We have an employment agreement, dated July 24, 2002, with A. Dale Breaux, our Vice President of Operations. The employment agreement is for a term of one year, renewable automatically for six-month terms unless terminated before the expiration of any six-month term. The employment agreement provides for a base salary with annual increases in our discretion. Mr.Breaux’s base salary payments were $219,000 in 2007. In addition, the agreement provides for annual bonuses at the discretion of our Board of Directors. Mr. Breaux is also a participant in our Management Well Bonus Plan.
     Termination of Employment Due to Death, Disability or for Cause
     Upon the termination of Mr. Breaux’s employment due to his death, disability or for cause, or upon Mr. Breaux’s voluntary termination of employment other than for good reason, we will pay him all accrued but unpaid salary, vacation and sick leave benefits through the date of termination.
     Termination of Employment Without Cause
     If we terminate Mr. Breaux’s employment without cause, we will pay him (a) all accrued but unpaid salary, vacation and sick leave benefits through the date of termination and (b) his monthly salary for the remainder of the then-existing term of his employment agreement.
     If we had terminated Mr. Breaux’s employment on December 31, 2007, without cause, we estimate that the value of the payments and benefits described in clauses (a) and (b) above he would have been eligible to receive is as follows: (a) $-0-; and (b) $14,516; with an aggregate value of $14,516.
     Termination of Employment for Good Reason
     If Mr. Breaux terminates his employment for good reason, we will pay him (a) all accrued but unpaid salary, vacation and sick leave benefits through the date of termination and (b) his monthly salary for six months after the date of termination.
     If Mr. Breaux had terminated his employment on December 31, 2007, for good reason, we estimate that the value of the payments and benefits described in clauses (a) and (b) above he would have been eligible to receive is as follows: (a) $-0-; and (b) $112,500; with an aggregate value of $112,500.
     Voluntary Termination by Mr. Breaux
     If Mr. Breaux terminates his employment voluntarily other than for good reason, we will pay him all accrued but unpaid salary, vacation and sick leave benefits through the date of termination.

     Termination of Employment after a Change of Control
     If we terminate Mr. Breaux’s employment within six months after a change of control, we will pay him (a) all accrued but unpaid salary, vacation and sick leave benefits through the date of termination and (b) his monthly salary for 18 months after the date of termination. If we had terminated Mr. Breaux’s employment on December 31, 2007 after a change of control, we estimate that the value of the payments and benefits described in clauses (a) and (b) above he would have been eligible to receive is (a) $-0-; and (b) $337,500; with an aggregate value of $337,500.
     Under Mr. Breaux’s employment agreement, a “change of control” is generally defined as:
•	acquisition by any person of more than 50% of our common stock;

•	certain changes in the composition of the individuals constituting a majority of the members of the Board of Directors, except for changes approved by the existing Board;

•	a merger or other transaction, unless at least 50% of the voting power of the surviving entity is held by at least 50% of the holders of our voting securities immediately prior to the transaction; or

•	a sale of more than 50% of our assets.
     Termination by Mr. Breaux for “good reason” is generally defined as:
•	our failure to pay Mr. Breaux in accordance with his employment agreement;

•	our failure to comply with any material provision of his employment agreement; or
     Termination by us of Mr. Breaux for “cause” is generally defined as:
•	his conviction of a felony;

•	his failure or refusal to comply with our policies;

•	his engaging in conduct amounting to fraud, dishonesty, gross negligence, willful misconduct or conduct that is unprofessional, unethical or detrimental to our reputation; or

•	his failure to perform his duties under his employment agreement.
     Participation by Mr. Breaux in the Management Well Bonus Plan
     If Mr. Breaux’s employment is terminated for any reason, he will continue to receive payments under the Management Well Bonus Plan to the extent that we receive revenue from wells that were included in the bonus pool at the time of termination of employment. If Mr. Breaux’s employment had terminated on December 31, 2007, we estimate the value of remaining payments to him from the Management Well Bonus Plan to be $497,800 based on PV-10 prices at December 31, 2007.

Arrangement with Thomas J. Tourek
     We currently have no employment agreement with Thomas J. Tourek, our former Senior Vice President of Exploration, who works for us as an independent contractor under an oral arrangement, which can be terminated at any time. In 2007, we paid Mr. Tourek base compensation of $382,500. Mr. Tourek also participates in the Management Well Bonus Plan.
     If Mr. Tourek’s oral arrangement is terminated, we would have no obligation to make any further payments to him, including payments under the Management Well Bonus Plan.

DIRECTOR COMPENSATION
     The following table summarizes compensation paid to non-employee directors for 2007. Messrs. Reeves and Mayell are the only employee directors and they do not receive any additional compensation for their service on the Board of Directors.

					Change in
					Pension
					Value and
	Fees Earned or			Non-Equity	Nonqualified
	Paid in	Stock	Option	Incentive Plan	Deferred	All Other
	Cash	Awards	Awards(8)	Compensation(8)	Compensation	Compensation		Total
Name	($)	($)	($)	($)	Earnings	($)		($)
E. L. Henry(1)	46,500	—	28,867	—	—	—		75,367
Joe Kares(2)	42,500	—	28,867	—	—	505,664	(9)(10)	577,031
Gary A. Messersmith(3)	41,000	—	28,867	—	—	613,181	(11)(12)	502,225
C. Mark Pearson(4)	48,000	—	13,731	—	—	—		61,731
John B. Simmons(5)	60,000	—	53,129	—	—	—		113,129
David W. Tauber(6)	59,500	—	36,579	—	—	—		96,079
Fenner R. Weller(7)	59,000	—	63,129	—	—	—		122,129

1.	Mr. Henry is a Member of the Board Affairs Committee and is Chairman of the Compensation Committee. On June 21, 2007, he was granted 15,000 options to purchase common stock with a grant date fair value of $17,100. He holds options to purchase 30,000 shares of our common stock.

2.	On June 21, 2007, Mr. Kares was granted 15,000 options to purchase common stock with a grant date fair value of $17,100. He holds options to purchase 30,000 shares of our common stock.

3.	On June 21, 2007, Mr. Messersmith was granted 15,000 options to purchase common stock with a grant date fair value of $17,100. He holds options to purchase 30,000 shares of our common stock.

4.	Dr. Pearson is a Member of the Board Affairs Committee and the Compensation Committee. On June 21, 2007, he was granted 15,000 options to purchase common stock with a grant date fair value of $17,100. Dr. Pearson holds options to purchase 30,000 shares of our common stock.

5.	Mr. Simmons is Chairman of the Audit Committee. He holds options to purchase 45,000 shares of our common stock.

6.	Mr. Tauber is a Member of the Audit Committee and the Board Affairs Committee. Mr. Tauber holds options to purchase 45,000 shares of our common stock.

7.	Mr. Weller is a Member of the Audit Committee and the Compensation Committee. Mr. Weller holds options to purchase 45,000 shares of our common stock.

8.	Option awards are stated as the amount included in 2007 share-based compensation expense for the option awards granted to each named director through the end of fiscal year 2007, including amounts attributable to grants in prior years. See Footnote 1 to the Consolidated Financial Statements included in our 2007 Annual Report on Form 10-K for assumptions used in valuing these awards, and the methodology for recognizing the related expense. The expense has been modified in accordance with disclosure rules for this Item 402 of Regulation S-K, to eliminate forfeiture assumptions in computing the expense for the year. There were no actual forfeitures during 2007 by any of the named directors. All options are options to purchase our common stock.

9.	Includes $274,626 paid to Mr. Kares as a bonus under the Management Well Bonus Plan. See “Narrative to Summary Compensation Table — Well Bonus Plans” for further information. Mr. Kares’ participation in the plan is 1/4th of 1%.

10.	Includes $231,038 in fees paid to Kares & Cihlar, an accounting firm of which Mr. Kares is a partner. The fees were for accounting services.

11.	Includes $440,602 paid to Mr. Messersmith as a bonus under the Management Well Bonus Plan. See “Narrative to Summary Compensation Table — Well Bonus Plans” for further information. Mr. Messersmith’ participation in the plan is 1/4th of 1%.

12.	Includes a $100,000 payment to Gary A. Messersmith, PC, for corporate management of legal affairs of the Company and representation under a month to month arrangement with the Company. Under the terms of the agreement, Mr. Messersmith is paid $8,333 per month. Also includes $72,579 in fees paid to Looper, Reed & McGraw, a law firm of which Mr. Messersmith is a member.
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
     The Company’s 1995 Director Stock Option Plan (the “1995 Director Plan”) expired by its terms on December 31, 2005 and no additional stock options may be granted under the plan. Stock options granted prior to the termination of the 1995 Director Plan will remain outstanding until such options have been settled, terminated or forfeited. Under the 1995 Director Plan and the 2006 Non-Employee Directors’ Incentive Plan adopted by our shareholders, each non-employee director was granted, on the date of his appointment, election, reappointment or re- election as a member of the Board of Directors, an option (“Director Plan Option”) to purchase 15,000 shares of Common Stock at an exercise price per share equal to the fair market value of a share of Common Stock on the date of grant. The duration of each Director Plan Option is five years from the date of grant, and each Director Plan Option may be exercised in whole or in part at any time after the date of grant; provided, however, that the option vests with respect to 25% of the shares of Common Stock covered by such Director Plan Option one year after the date of grant, with respect to an additional 25% of such shares of Common Stock two years after the date of grant, and with respect to the remaining shares of Common Stock three years after the date of grant.
     Mr. Kares and Mr. Messersmith have participated in the Management Well Bonus Plan since 1998 and 2002, respectively. Their participation in new well bonus pools has ceased as of April 2008. They will continue to receive bonuses for participation in well bonus pools for years prior to 2008.
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
     As discussed above, certain components of the compensation of the executive officers of the Company, other than Messrs. Reeves and Mayell, are determined by the Employee Compensation Committee of the Board of Directors of the Company, which is comprised of Messrs. Reeves and Mayell. Stock-based and other non-cash compensation decisions with respect to the Company’s executive officers are made by the full Board of Directors, with each of Messrs. Reeves and Mayell abstaining with respect to matters pertaining to himself. For a discussion of certain transactions between the Company and members of the Board of Directors, see “Certain Relationships and Related Transactions” below. In addition, cash compensation decisions during 2007 with respect to Messrs. Reeves and Mayell were made by the full Board of Directors, with each of Messrs. Reeves and Mayell abstaining with respect to matters pertaining to himself.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
STOCK OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS
     The following table sets forth information, as of April 23, 2008, with respect to the number and percentage of shares of Common Stock beneficially owned by our directors, the executive officers named in the Summary Compensation Table in this Proxy Statement, and all of our executive officers and directors as a group.

	Number of Shares
Name	Beneficially Owned (1)	Percent
Joseph A. Reeves, Jr. (2)	5,825,549	6.15%
Michael J. Mayell (3)	5,512,893	5.83%
Lloyd V. DeLano (4)	90,554	*
Alan S. Pennington (5)	45,293	*
Allen D. Breaux (6)	51,493	*
E. L. Henry (7)	31,750	*
Joe E. Kares (8)	18,750	*
Gary A. Messersmith (9)	32,222	*
C. Mark Pearson (10)	7,500	*
David W. Tauber (11)	43,790	*
John B. Simmons (12)	37,500	*
Fenner R. Weller, Jr. (13)	97,500	*
G.M. Byrd Larberg	11,000	*
Paul Ching	-0-
All executive officers and directors as a group (14 persons) (2), (3), (4), (5), (6), (7), (8), (9), (10), (11), (12), (13), (14) and (15)	11,805,794	13.21%

*	Less than one percent.

1.	Shares of Common Stock which are not outstanding but which can be acquired by a person upon exercise of an option or warrant within sixty days are deemed outstanding for the purpose of computing the percentage of outstanding shares beneficially owned by such person. Each such person has sole voting and dispositive power for its shares of Common Stock, unless otherwise noted.

2.	Includes 904,987 shares, 714,000 shares and 1,500,000 shares of Common Stock that Mr. Reeves has the right to acquire upon the exercise of the General Partner Warrant, Executive Warrants, and stock options under the Company’s stock option plans, respectively. Also includes 2,250,423 shares underlying deferred compensation arrangements. Mr. Reeves’ business address is 1401 Enclave Parkway, Suite 300, Houston, Texas 77077.

3.	Includes 904,987 shares, 714,000 shares and 1,500,000 shares of Common Stock that Mr. Mayell has the right to acquire upon the exercise of the General Partner Warrant, Executive Warrants, and stock options under the Company’s stock option plans, respectively. Also includes 2,061,003 shares underlying deferred compensation arrangements. Mr. Mayell’s business address is 1401 Enclave Parkway, Suite 300, Houston, Texas 77077.

4.	Includes 25,000 shares of Common Stock that Mr. DeLano has the right to acquire upon the exercise of stock options.

5.	Includes 5,000 shares of Common Stock that Mr. Pennington has the right to acquire upon the exercise of stock options.

6.	Includes 15,000 shares of Common Stock that Mr. Breaux has the right to acquire upon the exercise of stock options.

7.	Includes 18,750 shares of Common Stock that Mr. Henry has the right to acquire upon the exercise of stock options. Excludes 11,250 shares of Common Stock that are not exercisable within 60 days.

8.	Includes 18,750 shares of Common Stock that Mr. Kares has the right to acquire upon the exercise of stock options. Excludes 11,250 shares of Common Stock that are not exercisable within 60 days.

9.	Includes 18,750 shares of Common Stock that Mr. Messersmith has the right to acquire upon the exercise of stock options. Excludes 11,250 shares of Common Stock that are not exercisable within 60 days.

10.	Includes 7,500 shares of Common Stock that Mr. Pearson has the right to acquire upon the exercise of stock options. Excludes 22,500 shares of Common Stock that are not exercisable within 60 days.

11.	Includes 37,500 shares of Common Stock that Mr. Tauber has the right to acquire upon the exercise of stock options. Excludes 7,500 shares underlying options that are not exercisable within 60 days.

12.	Includes 37,500 shares of Common Stock that Mr. Simmons has the right to acquire upon the exercise of stock options. Excludes 7,500 shares underlying options that are not exercisable within 60 days.

13.	Includes 45,000 shares of Common Stock that Mr. Weller has the right to acquire upon the exercise of stock options.

14.	Excludes 15,000 shares of Common Stock underlying options owned by Mr. Larberg that are not exercisable within 60 days.

15.	Excludes 15,000 shares of Common Stock underlying options owned by Mr. Ching that are not exercisable within 60 days.

STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
     The following table sets forth information, as of April 23, 2008, with respect to each shareholder, other than directors and executive officers, known by us to beneficially own more than 5% of the Common Stock.

	Number of
	Shares
	Beneficially
Name and Address of Beneficial Owner	Owned	Percent

Donald Smith & Co. (1)	8,934,789	10.0%
152 West 57th Street
New York, NY 10019

Dimensional Fund Advisors Inc. (2)	7,319,360	8.19%
1299 Ocean Avenue, 11th Floor
Santa Monica, CA 90401

Barclays Global Investors, NA (3)	4,852,680	5.43%
45 Freemont Street
San Francisco, CA 94105

Wellington Management Company, LLP (4)	9,282,600	10.39%
75 State Street
Boston, MA 02109

(1)	This information is based on information contained in a Schedule 13G filing made by Donald Smith & Co., Inc. with the Securities and Exchange Commission on February 8, 2008. All securities reported in this schedule are owned by advisory clients of Donald Smith & Co., Inc., no one of which, to the knowledge of Donald Smith & Co., Inc., owns more than 5% of the class.

(2)	This information is based on information contained in a Schedule 13G/A filing made by Dimensional Fund Advisors Inc. (“Dimensional”) with the Securities and Exchange Commission on February 6, 2008. Dimensional, an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts. These investment companies, trusts and accounts are the “Funds.” In its role as investment advisor or manager, Dimensional possesses investment and/or voting power over Common Stock held by the Funds. However, all securities reported by Dimensional are owned by the Funds.

(3)	This information is based on information contained in a Schedule 13G filing made by Barclays Global Investors, NA and Barclays Global Funds Advisors (“Barclays”) with the Securities and Exchange Commission on February 5, 2008.

(4)	This information is based on information contained in a Schedule 13G filing made by Wellington Management Company, LLP, with the Securities and Exchange Commission on January 10, 2008. All securities reported in this schedule are owned by advisory clients of Wellington Management Company, LLP, no one of which, to the knowledge of Wellington Management Company, LLP, owns more than 5% of the class.

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
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
Participation Interests
     In the ordinary course of business, we offer participation in exploration prospects to industry partners. Terms of each participation vary depending on the risk and economic conditions existing in the oil and gas industry at the time of grant. In addition, in an effort to provide our executive officers and key employees with additional incentive to identify and develop successful exploratory prospects for the Company, we have adopted a policy of offering to our principal executive officers and key employees responsible for the identification and development of prospects the right to participate in each of the prospects pursued by the Company. Such participation is required to be on the same terms and conditions as the Company and its outside partners and is currently limited in aggregate to an approximate 8% working interest in any prospect.
     Effective January 1, 1994, Messrs. Reeves and Mayell were each granted a 2% net profits interest in the oil and natural gas production from our properties to the extent we acquire a mineral interest therein. The net profits interest for Messrs. Reeves and Mayell applies to all properties on which we expend funds during their employment with the Company. The net profits interests represent real property rights that are not subject to vesting or continued employment with the Company. Messrs. Reeves and Mayell did not participate in the well bonus plans (as described under “Narrative to Summary Compensation Table — Well Bonus Plans”

above) for any particular property to the extent their original 2% net profits interest grant covered such property. See also note 8 under “Summary Compensation Table” above and “Narrative to Summary Compensation Table — Net Profits Interests” and “- Well Bonus Plans” above.
     During 2007, both Messrs. Reeves and Mayell, either personally or through wholly owned or affiliated corporations, participated as working interest owners in properties of the Company. Under the terms of the operating and other agreements relating to the Company’s wells and prospects, the Company, as operator, incurs various expenses relating to the prospect or well that are then billed to the working interest owners. From time to time during 2007, each of Texas Oil Distribution and Development, Inc. (“TODD”) and JAR Resources LLC (“JAR”) (companies owned by Mr. Reeves) and Sydson Energy, Inc. (“Sydson”) (a company owned by Mr. Mayell) were indebted to the Company on the same basis as other working interest owners for certain expenses paid by the Company in respect of their working interest in various prospects and wells in which the Company acted as operator.
     TODD, JAR and Sydson collectively invested approximately $9,871,000 for the year ended December 31, 2007, in oil and natural gas drilling activities for which the Company was the operator. Net amounts due from TODD, JAR and Mr. Reeves were approximately $1,753,000 as of December 31, 2007. Net amounts due from Sydson and Mr. Mayell were approximately $827,000 as of December 31, 2007.
Other
     Joe E. Kares, a member of our Board of Directors, is a partner in the public accounting firm of Kares & Cihlar, which provided the Company and its affiliates with accounting services for the years ended December 31, 2007, 2006 and 2005 and received fees of approximately $231,000, $227,000 and $320,000, respectively. These fees exceeded 5% of the gross revenues of Kares & Cihlar for 2007. The Company believes that these fees were equivalent to the fees that would have been paid to similar firms providing its services in arm’s length transactions. Mr. Kares also participated in the well bonus plans pursuant to which he was paid approximately $275,000 during 2007, $438,000 during 2006 and $464,000 during 2005.
     Mr. Gary A. Messersmith, a member of our Board of Directors, is currently a Member of the law firm of Looper, Reed and McGraw in Houston, Texas, which provided legal services for the Company for the years ended December 31, 2007, 2006 and 2005, and received fees of approximately $73,000, $26,000 and $19,000, respectively. Management believes that such fees were equivalent to fees that would have been paid to similar firms providing such services in arm’s length transactions. In addition, the Company pays Gary A. Messersmith, PC $8,333 per month relating to his services provided to the Company. Mr. Messersmith also participated in the Management Plan, pursuant to which he was paid approximately $441,000 during 2007, $751,000 during 2006 and $702,000 during 2005.
     Mr. G. M. Larberg, a recently added Director of the Company, is a petroleum industry consultant that provided the Company with services for the years ended December 31, 2007 and 2006, and received consulting fees of approximately $223,000 and $21,000, respectively.

     Mr. Joseph A. Reeves, Jr., an officer and Director of Meridian, has two relatives currently employed by the Company. J. Drew Reeves, his son, is a staff member in the Land Department. He has a Masters degree in Business Administration from Louisiana State University and was employed as a Landman for the firm of Land Management LLC in Metairie, Louisiana, prior to joining Meridian in 2003. Mr. Drew Reeves was paid $168,000, $146,000 and $100,000 for the years 2007, 2006 and 2005, respectively. Jeff Robinson is the son-in-law of Joseph A. Reeves, Jr. and is employed as the Manager of the Company’s Information Technology Department and has been paid $164,000, $150,000 and $111,000 for the years 2007, 2006 and 2005, respectively. Mr. Robinson earned his undergraduate degree in MIS from Auburn University and was employed by BSI Consulting for five years prior to joining Meridian in 2003. J. Todd Reeves, a previous partner in the law firm of Creighton, Richards, Higdon and Reeves in Covington, Louisiana, is the son of Joseph A. Reeves, Jr. This law firm provided legal services for the Company for the year ended December 31, 2005, and received fees of approximately $32,000. Currently he is a partner in the law firm of J. Todd Reeves and Associates, and is providing legal services to the Company and received fees of approximately $371,000 in 2007, $337,000 in 2006 and $100,000 in 2005. Such fees exceeded 5% of the gross revenues for these firms for those respective years. Management believes that such fees were equivalent to fees that would have been paid to similar firms providing such services in arm’s length transactions.
     Michael W. Mayell, the son of Michael J. Mayell, an officer and Director of Meridian, is a staff member in the Production Department, and was paid $129,000, $114,000 and $79,000 for the years 2007, 2006 and 2005, respectively. James T. Bond, former Director of Meridian who is deceased, was the father-in-law of Michael J. Mayell, and provided consultant services to the Company and received fees in the amount of $48,000, $155,000 and $175,000 for the years 2007, 2006 and 2005, respectively.
Review Policy
     Our Board of Directors has not adopted any specific policies or procedures for the review, approval or ratification of transactions between the Company and related persons.
Board Independence
     The Board of Directors has affirmatively determined that Messrs. Henry, Tauber, Simmons, Weller, Pearson and Ching are independent within the meaning of our director independence standards, which reflect exactly the New York Stock Exchange (“NYSE”) director independence standards, and have no current material relationship with the Company, except as a director.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
     BDO Seidman, LLP served as our principal independent registered public accounting firm for the fiscal year ended December 31, 2007. BDO Seidman, LLP’s engagement to conduct the audit of the Company for the fiscal year ended December 31, 2008 was approved by the Audit Committee.
Audit Fees

     The following table presents fees for the review and annual audits of the Company’s consolidated financial statements for 2007 and 2006 provided by BDO Seidman, LLP for the fiscal years ended December 31, 2007 and December 31, 2006. We have not paid any other professional fees to BDO Seidman, LLP except for the fees relating to the review and annual audits.

	2007	2006
Audit Fees	$589,075	$624,296
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

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a)
1. and 2. No financial statements or schedules are filed with this report on Form 10-K/A.
3. Exhibits filed herewith.
10.1	Employment Agreement, dated April 29, 2008, by and between The Meridian Resource Corporation and Joseph A. Reeves, Jr.

10.2	Employment Agreement, dated April 29, 2008, by and between The Meridian Resource Corporation and Michael J. Mayell.

10.3	Termination Agreement, dated April 29, 2008, by and between The Meridian Resource Corporation and Joseph A. Reeves, Jr.

10.4	Termination Agreement, dated April 29, 2008, by and between The Meridian Resource Corporation and Michael J. Mayell.

10.5	Agreement (regarding Net Profits Interests), effective January 1, 1994, between Joseph A. Reeves, Jr. and Texas Meridian Resources Corporation (n/k/a The Meridian Resource Corporation).

10.6	Agreement (regarding Net Profits Interests), effective January 1, 1994, between Michael J. Mayell and Texas Meridian Resources Corporation (n/k/a The Meridian Resource Corporation).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of President pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.3	Certification of Chief Accounting Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2	Certification of President pursuant to Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.3	Certification Chief Accounting Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE MERIDIAN RESOURCE CORPORATION
BY:	/s/ JOSEPH A. REEVES, JR.
Chief Executive Officer
(Principal Executive Officer)

Date: April 29, 2008
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Name	Title	Date

BY:	/s/ Joseph A. Reeves Jr. Joseph A. Reeves, Jr.	Chief Executive Officer (Principal Executive Officer) Director	April 29, 2008

BY:	/s/ Michael J. Mayell Michael J. Mayell	President and Director	April 29, 2008

BY:	/s/ Lloyd V. DeLano	Chief Accounting Officer	April 29, 2008

Lloyd V. DeLano

BY:	/s/ Paul D. Ching Paul D. Ching	Director and Chairman of the Board	April 29, 2008

BY:	/s/ E. L. Henry	Director	April 29, 2008

E. L. Henry

BY:	/s/ Joe E. Kares	Director	April 29, 2008

Joe E. Kares

BY:	/s/ Gary A. Messersmith	Director	April 29, 2008

Gary A. Messersmith

BY:	/s/ David W. Tauber	Director	April 29, 2008

David W. Tauber

BY:	/s/ John B. Simmons	Director	April 29, 2008

John B. Simmons

	Name	Title	Date

BY:	/s/ Fenner R. Weller Jr.	Director	April 29, 2008

Fenner R. Weller, Jr.

BY:	/s/ C. Mark Pearson	Director	April 29, 2008

C. Mark Pearson

BY:	/s/ G.M. Larberg	Director	April 29, 2008

G.M. Larberg

EXHIBIT INDEX
(a)
1. and 2. No financial statements or schedules are filed with this report on Form 10-K/A.
3. Exhibits filed herewith.
10.1	Employment Agreement, dated April 29, 2008, by and between The Meridian Resource Corporation and Joseph A. Reeves, Jr.

10.2	Employment Agreement, dated April 29, 2008, by and between The Meridian Resource Corporation and Michael J. Mayell.

10.3	Termination Agreement, dated April 29, 2008, by and between The Meridian Resource Corporation and Joseph A. Reeves, Jr.

10.4	Termination Agreement, dated April 29, 2008, by and between The Meridian Resource Corporation and Michael J. Mayell.

10.5	Agreement (regarding Net Profits Interests), effective January 1, 1994, between Joseph A. Reeves, Jr. and Texas Meridian Resources Corporation (n/k/a The Meridian Resource Corporation).

10.6	Agreement (regarding Net Profits Interests), effective January 1, 1994, between Michael J. Mayell and Texas Meridian Resources Corporation (n/k/a The Meridian Resource Corporation).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of President pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.3	Certification of Chief Accounting Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2	Certification of President pursuant to Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.3	Certification Chief Accounting Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.