Form 10-Q
period 2008-03-31
MERIDIAN RESOURCE CORP
filed 2008-05-12
CIK 869369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
Number of shares of common stock outstanding at May 1, 2008: 89,363,795

THE MERIDIAN RESOURCE CORPORATION
Quarterly Report on Form 10-Q

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(thousands of dollars, except per share information)
(unaudited)

	Three Months Ended March 31,
	2008	2007
REVENUES:
Oil and natural gas	$38,448	$40,143
Price risk management activities	(34)	12
Interest and other	127	424

	38,541	40,579

OPERATING COSTS AND EXPENSES:
Oil and natural gas operating	6,070	7,767
Severance and ad valorem taxes	2,578	2,844
Depletion and depreciation	17,742	21,003
General and administrative	4,075	3,895
Accretion expense	567	553

	31,032	36,062

EARNINGS BEFORE OTHER EXPENSES & INCOME TAXES	7,509	4,517

OTHER EXPENSE:
Interest expense	1,151	1,539

EARNINGS BEFORE INCOME TAXES	6,358	2,978

INCOME TAXES:
Current	107	138
Deferred	2,688	1,172

	2,795	1,310

NET EARNINGS	$3,563	$1,668

NET EARNINGS PER SHARE:
Basic	$0.04	$0.02
Diluted	$0.04	$0.02
WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
Basic	89,356	89,253
Diluted	95,302	94,678
See notes to consolidated financial statements.

THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(thousands of dollars)

	March 31,	December 31,
	2008	2007
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$9,387	$13,526
Restricted cash	31	30
Accounts receivable, less allowance for doubtful accounts of $210 [2008 and 2007]	21,447	19,874
Due from affiliates	1,023	2,580
Prepaid expenses and other	1,929	4,538
Assets from price risk management activities	702	2,453
Deferred tax asset	1,935	164

Total current assets	36,454	43,165

PROPERTY AND EQUIPMENT:
Oil and natural gas properties, full cost method (including $51,935 [2008] and $53,645 [2007] not subject to depletion)	1,794,054	1,771,768
Land	48	48
Equipment and other	20,684	18,503

	1,814,786	1,790,319
Less accumulated depletion and depreciation	1,368,319	1,350,577

Total property and equipment, net	446,467	439,742

OTHER ASSETS:
Assets from price risk management activities	958	865
Other	687	3

Total other assets	1,645	868

TOTAL ASSETS	$484,566	$483,775

See notes to consolidated financial statements.

THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (continued)
(thousands of dollars)

	March 31,	December 31,
	2008	2007
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$9,203	$9,583
Advances from non-operators	1,563	6,996
Revenues and royalties payable	6,733	6,592
Notes payable	215	2,662
Accrued liabilities	15,311	22,011
Liabilities from price risk management activities	6,063	2,772
Asset retirement obligations	4,236	3,365
Deferred income taxes payable	—	—
Current income taxes payable	160	147

Total current liabilities	43,484	54,128

LONG-TERM DEBT	85,000	75,000

OTHER:
Deferred income taxes	10,704	8,238
Liabilities from price risk management activities	1,641	861
Asset retirement obligations	17,833	20,118

	30,178	29,217

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value (200,000,000 shares authorized, 89,450,466 [2008 and 2007] issued)	939	936
Additional paid-in capital	537,622	537,145
Accumulated deficit	(208,579)	(212,142)
Accumulated other comprehensive loss	(3,923)	(221)

	326,059	325,718
Less treasury stock, at cost 86,671 [2008] and 158,683 [2007]shares	155	288

Total stockholders’ equity	325,904	325,430

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$484,566	$483,775

See notes to consolidated financial statements.

THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(thousands of dollars)
(unaudited)

	Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$3,563	$1,668
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depletion and depreciation	17,742	21,003
Amortization of other assets	20	111
Non-cash compensation	613	644
Non-cash price risk management activities	34	(12)
Accretion expense	567	553
Deferred income taxes	2,688	1,172
Changes in assets and liabilities:
Restricted cash	(1)	1,255
Accounts receivable	(1,573)	(1,245)
Prepaid expenses and other	2,609	2,057
Due from affiliates	1,557	(385)
Accounts payable	(442)	(266)
Advances from non-operators	(5,433)	(2,597)
Revenues and royalties payable	141	(849)
Asset retirement obligations	(269)	(642)
Other assets and liabilities	950	(313)

Net cash provided by operating activities	22,766	22,154

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(38,317)	(33,640)
Proceeds from sale of property	4,562	2,530

Net cash used in investing activities	(33,755)	(31,110)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	10,000	—
Reductions in notes payable	(2,447)	(2,475)
Repurchase of common stock	—	(352)
Additions to deferred loan costs	(703)	—

Net cash provided by (used in) financing activities	6,850	(2,827)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(4,139)	(11,783)
Cash and cash equivalents at beginning of period	13,526	31,424

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,387	$19,641

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Increase (decrease) of Non-cash Activities:
Issuance of shares as compensation	$—	$85
Issuance of shares for contract services	$—	$642
Accrual of capital expenditures	$(7,577)	$(3,072)
ARO liability — new wells drilled	$17	$—
ARO liability — changes in estimates	$(1,729)	$(111)
See notes to consolidated financial statements.

THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2008 and 2007
(in thousands)
(unaudited)

					Accumulated
			Additional	Accumulated	Other
	Common Stock		Paid-In	Earnings	Comprehensive	Treasury Stock
	Shares	Par Value	Capital	(Deficit)	Income (Loss)	Shares	Cost	Total
Balance, December 31, 2006	89,140	$928	$534,441	$(219,279)	$4,707	—	$—	$320,797
Issuance of rights to common stock	—	2	(2)	—	—	—	—	—
Company’s 401(k) plan contributions	42	—	132	—	—	—	—	132
Shares repurchased	(150)	—	—	—	—	150	(352)	(352)
Stock-based compensation — FAS123R	—	—	87	—	—	—	—	87
Compensation expense	—	—	425	—	—	—	—	425
Accum. other comprehensive income	—	—	—	—	(4,134)	—	—	(4,134)
Issuance of shares for contract services	237	2	640	—	—	—	—	642
Issuance of shares as compensation	31	—	85	—	—	—	—	85
Net earnings	—	—	—	1,668	—	—	—	1,668

Balance, March 31, 2007	89,300	$932	$535,808	$(217,611)	$573	150	$(352)	$319,350

Balance, December 31, 2007	89,450	$936	$537,145	$(212,142)	$(221)	159	$(288)	$325,430
Issuance of rights to common stock	—	3	(3)	—	—	—	—	—
Company’s 401(k) plan contributions	—	—	(3)	—	—	(72)	133	130
Stock-based compensation — FAS123R	—	—	40	—	—	—	—	40
Compensation expense	—	—	443	—	—	—	—	443
Accum. other comprehensive income	—	—	—	—	(3,702)	—	—	(3,702)
Net earnings	—	—	—	3,563	—	—	—	3,563

Balance, March 31, 2008	89,450	$939	$537,622	$(208,579)	$(3,923)	87	$(155)	$325,904

See notes to consolidated financial statements.

THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(thousands of dollars)
(unaudited)

	Three Months Ended March 31,
	2008	2007
Net earnings	$3,563	$1,668

Other comprehensive income (loss), net of tax, for unrealized gains (losses) from hedging activities:
Unrealized holding losses arising during period (1)	(4,094)	(2,931)
Reclassification adjustments on settlement of contracts (2)	392	(1,203)

	(3,702)	(4,134)

Total comprehensive loss	$(139)	$(2,466)

(1) Net income tax (expense) benefit	$2,204	$1,579
(2) Net income tax (expense) benefit	$(211)	$648
See notes to consolidated financial statements.

THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. BASIS OF PRESENTATION
The consolidated financial statements reflect the accounts of The Meridian Resource Corporation and its subsidiaries (the “Company” or “Meridian”) after elimination of all significant intercompany transactions and balances. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission (“SEC”).
The financial statements included herein as of March 31, 2008, and for the three month periods ended March 31, 2008 and 2007, are unaudited, and in the opinion of management, the information furnished reflects all material adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and of the results for the interim periods presented. Certain minor reclassifications of prior period financial statements have been made to conform to current reporting practices. The results of operations for interim periods are not necessarily indicative of results to be expected for a full year.
2. SIGNIFICANT ACCOUNTING POLICIES
Drilling Rig
TMR Drilling Corporation (“TMRD”), a wholly owned subsidiary of the Company, owns a rig which is used primarily to drill wells operated by the Company. In April 2008, an unaffiliated service company, Orion Drilling, Ltd, began leasing the rig from TMRD, and operating it under a dayrate contract with the Company. The Company records drilling expenditures under the dayrate contract as capitalized exploration costs. All TMRD profits or losses related to lease of the rig, including any incidental profits related to the share of drilling costs borne by our joint interest partners, are offset against the full cost pool. SEC guidelines for full cost accounting require this method in cases where services are performed by a company on properties that it owns and/or manages.
In the future the rig may be used by the service company for work on third party wells in which the Company has no economic or management interest. In that case, a proportional amount of TMRD’s profit or loss related to the lease of the rig will be reflected in the statement of operations.
Recent Accounting Pronouncements
On February 15, 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”)”. The statement permits entities to choose to measure eligible financial instruments and certain other items at fair market value, with the objective of improving financial reporting by giving entities the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company adopted SFAS 159 on January 1, 2008 and did not elect to apply the fair value method to any eligible assets or liabilities at that time, see Footnote 3 elsewhere in this report.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. The standard applies prospectively to new fair value measurements performed after the required effective dates, which are as follows: on January 1,

2008, for the Company, the standard became applicable to measurements of the fair values of financial instruments and recurring fair value measurements of non-financial assets and liabilities; on January 1, 2009, for the Company, the standard will apply to all remaining fair value measurements, including non-recurring measurements of non-financial assets and liabilities, such as asset retirement obligations and impairments of long-lived assets. The Company adopted the effective portion of SFAS 157 on January 1, 2008; the adoption had no material impact on our financial position or results of operations.
In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) replaces SFAS No. 141, Business Combinations. SFAS 141(R) retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies and requires the expensing of acquisition-related costs as incurred. Generally, SFAS 141(R) will be effective for the Company on a prospective basis for all business combinations for which the acquisition date is on or after January 1, 2009. We do not expect the adoption of SFAS 141(R) to have a material impact on our financial position or results of operations, provided we do not undertake a significant acquisition or business combination.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which amends FASB Statement No. 133 (“SFAS 161”). SFAS 161 provides guidance for additional disclosures regarding derivative contracts, including expanded discussions of risk and hedging strategy, as well as new tabular presentations of accounting data related to derivative instruments. SFAS 161 will be effective for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. We do not expect the adoption of SFAS 161 to have a material impact on our reported statements of financial position or results of operations.
3. FAIR VALUE MEASUREMENT
The Company adopted the provisions of SFAS 157, effective January 1, 2008. SFAS 157 does not expand the use of fair value measurements, but rather, provides a framework for consistent measurement of fair value for those assets and liabilities already measured at fair value under other accounting pronouncements. Certain specific fair value measurements, such as those related to share-based compensation, are not included in the scope of SFAS 157. Primarily, SFAS 157 is applicable to assets and liabilities related to financial instruments, to some long-term investments and liabilities, to initial valuations of assets and liabilities acquired in a business combination, and to long-lived assets carried at fair value subsequent to an impairment write-down. It does not apply to oil and natural gas properties accounted for under the full cost method, which are subject to impairment based on SEC rules. SFAS 157 applies to assets and liabilities carried at fair value on the consolidated balance sheet, as well as to supplemental fair value information about financial instruments not carried at fair value, which the Company provides annually under the provisions of SFAS 107, Disclosures about Fair Value of Financial Instruments.
Certain provisions of SFAS 157 have been deferred by the FASB. Accordingly, the Company has not applied the provisions of SFAS 157 to those non-financial assets and liabilities which are measured at fair value on a non-recurring basis. This includes asset retirement obligations, and any assets other than oil and natural gas properties, for which an impairment write-down is recorded during the period. There have been no such asset impairments in the current period.
The Company has applied the provisions of SFAS 157 to assets and liabilities measured at fair value on a recurring basis. This includes oil and natural gas derivatives contracts.

SFAS 157 provides a definition of fair value and a framework for measuring fair value, as well as expanding disclosures regarding fair value measurements. The framework requires fair value measurement techniques to include all significant assumptions that would be made by willing participants in a market transaction. These assumptions include certain factors not consistently provided for previously by those companies utilizing fair value measurement; examples of such factors would include the company’s own credit standing (when valuing liabilities) and the buyer’s risk premium. In adopting SFAS 157, the Company determined that the impact of these additional assumptions on fair value measurements did not have a material effect on financial position or results of operations. The Company is still assessing the potential impact of implementation in 2009 of those portions of the guidance for which the effective date has been deferred by the FASB.
SFAS 157 provides a hierarchy of fair value measurements, based on the inputs to the fair value estimation process. It requires disclosure of fair values classified according to the “levels” described below. The hierarchy is based on the reliability of the inputs used in estimating fair value. The framework for fair value measurement assumes that transparent “observable” (Level 1) inputs generally provide the most reliable evidence of fair value and should be used to measure fair value whenever available. The classification of a fair value measurement is determined based on the lowest level (with Level 3 as lowest) of significant input to the fair value estimation process.
•	Level 1 fair values are based on observable inputs. Observable inputs are quoted active market prices for assets and liabilities identical to those being valued.

•	Level 2 fair values are based on observable inputs for similar assets and liabilities to those being valued. Level 2 fair values often rely on valuation models for which the significant inputs are observable Level 1 inputs, or inputs which can be derived from Level 1 inputs through correlation.

•	Level 3 fair values are based on at least one significant unobservable input, and may also utilize observable inputs. Unobservable inputs must be utilized when the asset or liability being valued is not actively traded. Level 3 fair values rely on valuation models that may utilize company-specific information or other unobservable inputs, developed based on the best information available in the circumstances.
The Company utilizes the modified Black-Scholes option pricing model to estimate the fair value of oil and natural gas derivative contracts. Inputs to this model include observable inputs from the New York Mercantile Exchange (NYMEX) for futures contracts, and inputs derived from NYMEX observable inputs, such as implied volatility of oil and gas prices. The Company has classified the fair values of all its derivative contracts as Level 2.

Assets and liabilities measured at fair value on a recurring basis

Fair Value Measurements at March 31, 2008
Using
Quoted
Prices in
		Active	Significant	Significant
		Markets for	Other	Other
		Identical	Observable	Unobservable
	March	Assets	Inputs	Inputs
Description	31, 2008	(Level 1)	(Level 2)	(Level 3)
Assets from price risk management activities (1)	1,660		1,660

Liabilities from price risk management activities (1)	7,704		7,704

(1)	Assets and liabilities from price risk management activities are oil and natural gas derivative contracts, in the form of costless collars to sell oil and natural gas within specific future time periods. These contracts are more fully described in Note 10.
4. ACCRUED LIABILITIES
Below is the detail of accrued liabilities on the Company’s balance sheets as of March 31, 2008 and December 31, 2007 (thousands of dollars):

	March 31,	December 31,
	2008	2007
Capital expenditures	$7,182	$14,821
Operating expenses/taxes	4,179	3,881
Compensation	1,274	853
Interest	339	460
Other	2,337	1,996

Total	$15,311	$22,011

5. DEBT
Credit Facility. On December 23, 2004, the Company amended its existing credit facility to provide for a four-year $200 million senior secured credit facility (the “Credit Facility”) with Fortis Capital Corp., as administrative agent, sole lead arranger and bookrunner; Comerica Bank as syndication agent; and Union Bank of California as documentation agent. Bank of Nova Scotia, Allied Irish Banks P.L.C., RZB Finance LLC and Standard Bank PLC completed the syndication group. On February 21, 2008, the Company amended this Credit Facility (“Amended Credit Facility”). The lending institutions under the Amended Credit Facility, include Fortis Capital Corp. as administrative agent, co-lead arranger and bookrunner; The Bank of

Nova Scotia, as co-lead arranger and syndication agent; Comerica Bank, US Bank NA and Allied Irish Bank plc each in their respective capacities as lenders, collectively the “Lenders”. The current borrowing base under the Amended Credit Facility was determined to be $110 million by the syndication group effective April 30, 2008. The maturity date was extended to February 21, 2012. As of March 31, 2008, outstanding borrowings under the Amended Credit Facility totaled $85 million.
The Amended Credit Facility is subject to semi-annual borrowing base redeterminations on April 30 and October 31 of each year. In addition to the scheduled semi-annual borrowing base redeterminations, the Lenders or the Company have the right to redetermine the borrowing base at any time, provided that no party can request more than one such redetermination between the regularly scheduled borrowing base redeterminations. The determination of the borrowing base is subject to a number of factors, including quantities of proved oil and natural gas reserves, the bank’s price assumptions and other various factors unique to each member bank. The Company’s Lenders can redetermine the borrowing base to a lower level than the current borrowing base if they determine that the oil and natural gas reserves, at the time of redetermination, are inadequate to support the borrowing base then in effect.
Obligations under the Amended Credit Facility are secured by pledges of outstanding capital stock of the Company’s subsidiaries and by a first priority lien on not less than 75% (95% in the case of an event of default) of its present value of proved oil and natural gas properties. In addition, the Company is required to deliver to the Lenders and maintain satisfactory title opinions covering not less than 70% of the present value of proved oil and natural gas properties. The Amended Credit Facility also contains other restrictive covenants, including, among other items, maintenance of certain financial ratios, restrictions on cash dividends on common stock and under certain circumstances preferred stock, limitations on the redemption of preferred stock, limitations on the repurchase of the Company’s Common Stock and an unqualified audit report on the Company’s consolidated financial statements, with, all of which the Company is in compliance.
Under the Amended Credit Facility, the Company may secure either (i) (a) an alternative base rate loan that bears interest at a rate per annum equal to the greater of the administrative agent’s prime rate; or (b) federal funds-based rate plus 1/2 of 1%, plus an additional 0.75% to 1.75% depending on the ratio of the aggregate outstanding loans and letters of credit to the borrowing base or; (ii) a Eurodollar base rate loan that bears interest, generally, at a rate per annum equal to the London interbank offered rate (“LIBOR”) plus 1.5% to 2.5%, depending on the ratio of the aggregate outstanding loans and letters of credit to the borrowing base. At March 31, 2008, the three-month LIBOR interest rate was 2.69%. The Amended Credit Facility provides for commitment fees of 0.375% calculated on the difference between the borrowing base and the aggregate outstanding loans under the Amended Credit Facility.
6. INCOME TAXES
In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of SFAS No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted the provisions of FIN 48 on January 1, 2007, and the adoption had no material impact on the Company’s results of operations and financial condition.

7. COMMITMENTS AND CONTINGENCIES
Litigation.
H. L. Hawkins litigation. In December 2004, the estate of H.L. Hawkins filed a claim against Meridian for damages “estimated to exceed several million dollars” for Meridian’s alleged gross negligence, willful misconduct and breach of fiduciary duty under certain agreements concerning certain wells and property in the S.W. Holmwood and E. Lake Charles Prospects in Calcasieu Parish in Louisiana, as a result of Meridian’s satisfying a prior adverse judgment in favor of Amoco Production Company. Mr. James Bond had been added as a defendant by Hawkins claiming Mr. Bond, when he was General Manager of Hawkins, did not have the right to consent, could not consent or breached his fiduciary duty to Hawkins if he did consent to all actions taken by Meridian. Mr. James T. Bond was employed by H.L. Hawkins Jr. and his companies as General Manager until 2002. He served on the Board of Directors of the Company from March 1997 to August 2004. After Mr. Bond’s employment with Mr. Hawkins, Jr., and his companies ended, Mr. Bond was engaged by The Meridian Resource & Exploration LLC as a consultant. This relationship continued until his death. Mr. Bond was also the father-in-law of Michael J. Mayell, the President of the Company. Management continues to vigorously defend this action on the basis that Mr. Hawkins individually and through his agent, Mr. Bond, agreed to the course of action adopted by Meridian and further that Meridian’s actions were not grossly negligent, but were within the business judgment rule. Since Mr. Bond’s death, a pleading has recently been filed substituting the proper party for Mr. Bond. The Company is unable to express an opinion with respect to the likelihood of an unfavorable outcome of this matter or to estimate the amount or range of potential loss should the outcome be unfavorable. Therefore, the Company has not provided any amount for this matter in its financial statements at March 31, 2008.
Title/lease disputes. Title and lease disputes may arise in the normal course of the Company’s operations. These disputes are usually small but could result in an increase or decrease in reserves once a final resolution to the title dispute is made.
Environmental litigation. Various landowners have sued Meridian (along with numerous other oil companies) in lawsuits concerning several fields in which the Company has had operations. The lawsuits seek injunctive relief and other relief, including unspecified amounts in both actual and punitive damages for alleged breaches of mineral leases and alleged failure to restore the plaintiffs’ lands from alleged contamination and otherwise from the Company’s oil and natural gas operations. In some of the lawsuits, Shell Oil Company and SWEPI LP have demanded contractual indemnity and defense from Meridian based upon the terms of the purchase and sale agreement related to the fields, and in another lawsuit, Exxon Mobil Corporation has demanded contractual indemnity and defense from Meridian on the basis of a purchase and sale agreement related to the field(s) referenced in the lawsuit; Meridian has challenged such demands. In some cases, Meridian has also demanded defense and indemnity from their subsequent purchasers of the fields. The Company is unable to express an opinion with respect to the likelihood of an unfavorable outcome of these matters or to estimate the amount or range of potential loss should any outcome be unfavorable. Therefore, the Company has not provided any amount for these matters in its financial statements at March 31, 2008.
Consent Decree. During the fourth quarter of 2007 the Company entered into a Consent Decree with the United States Environmental Protection Agency (“EPA”) in settlement of alleged violations of the Clean Water Act, as amended by the Oil Pollution Act of 1990. Under the Consent Decree, the Company paid $504,000 in civil penalties for alleged discharges of crude oil into navigable waters or adjoining shorelines from the Company’s operations at the Weeks Island field in Iberia Parish, Louisiana. The Company will also be subject to certain injunctive relief, requiring the Company to enhance certain pipeline survey, monitoring and reporting activities. Under the Consent Decree, the Company does not admit any liability arising out of the occurrences described in the Consent Decree or the related Complaint. In 2007, the Company recorded an expense for the above amount in oil and natural gas operating expenses.

Litigation involving insurable issues. There are no material legal proceedings involving insurable issues which exceed insurance limits to which Meridian or any of its subsidiaries is a party or to which any of its property is subject, other than ordinary and routine litigation incidental to the business of producing and exploring for crude oil and natural gas.
8. COMMON STOCK
In March 2007, the Company’s Board of Directors authorized a share repurchase program. Under the program, the Company may repurchase in the open market or through privately negotiated transactions up to $5 million worth of common shares per year over three years. The timing, volume, and nature of share repurchases will be at the discretion of management, depending on market conditions, applicable securities laws, and other factors. Prior to implementing this program, the Company was required to seek approval of the repurchase program from the Lenders under the Credit Facility. The repurchase program was approved by the Lenders, subject to certain restrictive covenants. During February 2007, the lenders in the Credit Facility unanimously approved an amendment increasing the available limit for the Company’s repurchase of its common stock from $1.0 million to $5.0 million annually. The amendment contained restrictive covenants on the Company’s ability to repurchase its common stock including (i) the Company cannot utilize funds under the Credit Facility to fund any stock repurchases and (ii) immediately prior to any repurchase, availability under the Credit Facility must be equal to at least 20% of the then effective borrowing base. From March 2007, the inception of the share repurchase program, the Company has repurchased 501,300 common shares at a cost of $1,158,000, of which 414,629 shares have been reissued for 401(k) contributions, for contract services and for compensation. The program does not require the Company to repurchase any specific number of shares and may be modified, suspended, or terminated at any time without prior notice. The Company expects repurchases to be funded by available cash. It is the intent of the Company to continue this program through this and future years.
9. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted net earnings per share (in thousands, except per share):

	Three Months Ended March 31,
	2008	2007
Numerator:
Net earnings	$3,563	$1,668

Denominator:
Denominator for basic earnings per share — weighted-average shares outstanding	89,356	89,253
Effect of potentially dilutive common shares:
Warrants	5,946	5,425
Employee and director stock options	—	—

Denominator for diluted earnings per share - weighted-average shares outstanding and assumed conversions	95,302	94,678

Basic earnings per share	$0.04	$0.02

Diluted earnings per share	$0.04	$0.02

10. OIL AND NATURAL GAS HEDGING ACTIVITIES
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
The Company’s results of operations and operating cash flows are impacted by changes in market prices for oil and natural gas. To mitigate a portion of the exposure to adverse market changes, the Company has entered into various derivative contracts. These contracts allow the Company to predict with greater certainty the effective oil and natural gas prices to be received for hedged production. Although derivatives often fail to achieve 100% effectiveness for accounting purposes, these derivative instruments continue to be highly effective in achieving the risk management objectives for which they were intended. These contracts have been designated as cash flow hedges as provided by SFAS No. 133, “Accounting for Derivative Instruments and Certain Hedging Activities,” and any changes in fair value are recorded in accumulated other comprehensive income until earnings are affected by the variability in cash flows of the designated hedged item. Any changes in fair value resulting from the ineffectiveness of the hedge are reported in the consolidated statement of operations as a component of revenues. The Company recognized a $34 thousand loss related to hedge ineffectiveness during the three months ended March 31, 2008, and a gain of approximately $12 thousand during the three months ended March 31, 2007.
As of March 31, 2008, the estimated fair value of the Company’s oil and natural gas contracts was an unrealized loss of approximately $6.0 million ($3.9 million net of tax), which is recognized in accumulated other comprehensive loss. Based upon oil and natural gas commodity prices at March 31, 2008, approximately $5.3 million of the loss deferred in accumulated other comprehensive loss could potentially decrease gross revenues over the next twelve months. These derivative agreements expire at various dates through December 31, 2009.
All of the Company’s current hedging contracts are in the form of costless collars. The costless collars provide the Company with a lower limit “floor” price and an upper limit “ceiling” price on the hedged volumes. The floor price represents the lowest price the Company will receive for the hedged volumes while the ceiling price represents the highest price the Company will receive for hedged volumes. The costless collars are settled monthly based on the NYMEX futures contract.
Net settlements under these contracts increased (decreased) oil and natural gas revenues by ($603,000) and $1,850,000 for the three months ended March 31, 2008 and 2007, respectively, as a result of hedging transactions.
The notional amount is equal to the total net volumetric hedge position of the Company during the periods presented. As of March 31, 2008, the positions effectively hedge approximately 36% of the estimated proved developed natural gas production and 32% of the estimated proved developed oil production during the respective terms of the hedging agreements. The fair values of the hedges are based on the difference between the strike price and the New York Mercantile Exchange future prices for the applicable trading months.

The fair value of the hedging agreements is recorded on the consolidated balance sheet as assets or liabilities. The estimated fair value of the hedging agreements as of March 31, 2008, is provided below:

					Estimated
					Fair Value
				Ceiling	Asset (Liability)
		Notional	Floor Price	Price	March 31, 2008
	Type	Amount	($ per unit)	($ per unit)	(in thousands)
Natural Gas (mmbtu)
Apr 2008 – Dec 2008	Collar	1,530,000	$7.00	$12.15	$(486)
Apr 2008 – Dec 2008	Collar	700,000	$7.50	$11.50	(279)
Apr 2008 – Dec 2008	Collar	1,310,000	$7.50	$10.10	(1,174)
Jan 2009 – Dec 2009	Collar	1,230,000	$7.50	$10.45	(957)
Apr 2008 – Dec 2008	Collar	170,000	$8.00	$10.50	(97)
Jan 2009 – Dec 2009	Collar	760,000	$8.00	$10.30	(513)

			Total Natural Gas		(3,506)

Crude Oil (bbls)
Apr 2008 – Dec 2008	Collar	32,000	$55.00	$83.00	(579)
Apr 2008 – Dec 2008	Collar	14,000	$65.00	$80.60	(278)
Apr 2008 – Dec 2008	Collar	27,000	$65.00	$85.00	(444)
April 2008	Collar	6,000	$60.00	$82.00	(117)
May 2008 – Jul 2008	Collar	15,000	$60.00	$82.00	(291)
Apr 2008 – Jul 2008	Collar	16,000	$65.00	$93.15	(171)
Apr 2008 – Jul 2008	Collar	12,000	$70.00	$87.40	(178)
Apr 2008 – Dec 2008	Collar	14,000	$75.00	$102.50	(82)
Jan 2009 – Dec 2009	Collar	23,000	$70.00	$93.55	(238)
Apr 2008 – Dec 2008	Collar	57,000	$85.00	$111.40	(80)
Jan 2009 – Dec 2009	Collar	43,000	$80.00	$111.00	(80)

			Total Crude Oil		(2,538)

					$(6,044)

See Note 13, Subsequent Events, for additional information.
11. SHARE-BASED COMPENSATION
Stock Options
The Company records share-based compensation expense under the provisions of SFAS No. 123R, “Share-Based Payment.” Compensation expense is based on the fair value of the share-based award determined at grant date and recognized over the service period, which is generally the vesting period of the award. Share-based compensation expense of approximately $40,000 was recorded in the three months ended March 31, 2008 and $87,000 was recognized in the three month period ended March 31, 2007.
12. ASSET RETIREMENT OBLIGATIONS
The Company follows SFAS No. 143, “Accounting for Asset Retirement Obligations,” which requires entities to record the fair value of a liability for legal obligations associated with the retirement obligations of tangible long- lived assets in the period in which it is incurred. The fair value of asset retirement obligation liabilities has been calculated using an expected present value technique. Fair value, to the extent possible, should include a market risk premium for unforeseeable circumstances. No market risk premium was included in the Company’s asset retirement obligations fair value estimate since a reasonable estimate could not be made. When the liability is initially recorded, the entity increases the carrying amount of the related long-lived asset. Over time, accretion of the liability is recognized each period, and the capitalized cost is amortized over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Company records gains or losses from settlements as an adjustment to the full cost pool. This standard requires the Company to record a liability for the fair value of our dismantlement and abandonment costs, excluding salvage values.
The following table describes the change in the Company’s asset retirement obligations for the three months ended March 31, 2008, and for the year ended December 31, 2007 (thousands of dollars):

Asset retirement obligation at December 31, 2006	$22,808

Additional retirement obligations recorded in 2007	476
Settlements during 2007	(2,055)
Revisions to estimates and other changes during 2007	24
Accretion expense for 2007	2,230

Asset retirement obligation at December 31, 2007	23,483

Additional retirement obligations recorded in 2008	17
Settlements during 2008	(269)
Revisions to estimates and other changes during 2008	(1,729)
Accretion expense for 2008	567

Asset retirement obligation at March 31, 2008	$22,069

The Company’s revisions to estimates represent changes to the expected amount and timing of payments to settle the asset retirement obligations. These changes primarily result from obtaining new information about the timing of our obligations to plug the natural gas and oil wells and costs to do so.
13. SUBSEQUENT EVENTS
During April 2008, the Company entered into a series of hedging contracts to hedge a portion of its oil and natural gas production for 2009. The hedge contracts were completed in the form of costless collars. The costless collars provide the Company with a lower limit floor price and an upper limit ceiling price on the hedged volumes. The floor price represents the lowest price the Company will receive for the hedged volumes, while the ceiling price represents the highest price the Company will receive for the hedged volumes. The costless collars will be settled monthly based on the NYMEX futures contract of oil and natural gas during each respective month. The Notional Amount is equal to the total net volumetric hedge position of the Company during the periods presented. These hedge contracts, combined with those discussed in Note 10, effectively hedge approximately 39% of the estimated proved developed natural gas production, and 38% of the estimated proved developed oil production during the respective terms of the hedging agreements. The following table summarizes the contracted volumes and prices for the new hedge contracts completed in April 2008.

	Notional	Floor Price	Ceiling Price
	Amount	($ per unit)	($ per unit)
Natural Gas (mmbtu)
Jan 2009 – Dec 2009	540,000	$8.00	$13.35
Crude Oil (bbls)
Jan 2009 – Dec 2009	49,000	$85.00	$128.50

In April 2008 the Company made significant changes in the structure of the compensation of our top two executives, Messrs. Reeves and Mayell, our CEO and COO. Effective April 29, 2008, the employment contracts for Messrs. Reeves and Mayell were terminated and replaced with new agreements. In addition, certain other agreements that governed other elements of their compensation packages were also terminated. Messrs. Reeves and Mayell agreed to these changes under the terms of the termination agreements executed by each of them effective April 29, 2008. The termination agreements provide the following: termination payments totaling approximately $4.9 million to each of Messrs. Reeves and Mayell, for a total of $9.9 million to the Company, which expense will be recognized in the second quarter of 2008; additional tax gross-up payment to each of Messrs. Reeves and Mayell to be determined at a later date; reimbursement for their personal legal expenses related to negotiation of the termination agreements and new employment contracts totaling not more than $100,000 for the two officers combined.
In addition, the Company terminated the deferred compensation plan provided to these officers. Termination of the plan will result in issuance of a total of 2,873,354 shares of new common stock to Messrs. Reeves and Mayell (combined) during the second quarter of 2008; an additional 821,784 shares will be issued to each of these two officers six months after the officer leaves the employment of the Company. Substantially all of the compensation expense related to these shares was recognized historically, when the rights to such future shares were granted; the rights have also been consistently included in Company computations of diluted earnings per share. Termination of the plan requires conversion of the rights into shares of common stock.
On May 2, 2008, the Company, through its wholly owned subsidiary TMRD, entered into a financing agreement with The CIT Group Equipment Financing, Inc. (“CIT”). Under the terms of the agreement, TMRD borrowed $10.0 million, at a fixed interest rate of 6.625% in order to refinance the purchase of a land-based drilling rig to be used in Company operations. The rig was recently purchased using funds available to the Company under the Amended Credit Facility. Funds from the new agreement were used to reduce borrowing under the Amended Credit Facility. The new loan is collateralized by the drilling rig, as well as general corporate credit. The term of the loan is five years; monthly payments of $196,248 for interest and principal are to be made until the loan is completely repaid at termination of the agreement on May 2, 2013.
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
General.
The Company’s business plan has been modified to extend and expand its exploration portfolio beyond its conventional assets in the Louisiana and Texas Gulf Coast regions to include the establishment of large acreage positions in known unconventional and resource plays located within producing regions of the lower continental United States containing longer-lived reserves. Management modified its business strategy while retaining its position in the Gulf Coast region of south Louisiana and Texas and has directed cash flow from operations generated from increased energy prices to acquisition of large exploratory acreage positions, with the objective of finding properties with multiple repeatable wells and longer-lived reserves.
Operations Update
Louisiana
The Weeks Island and Turtle Bayou fields continue to render additional opportunities from new well locations, sidetracks and development drilling. Recent activity in these fields has served to extend field pay and add new reserves and rate. In these prolific fields, the Company has identified several additional well locations, recompletions and workovers, that it expects could significantly add rate and reserves during 2008.

During the first quarter, the Company drilled a sidetrack well to test multiple sands under the salt overhang in its Myles Salt No. 27 well. The well was drilled to approximately 11,400 feet, measured depth (“MD”). Logs from the well indicated approximately 132 feet of pay in the M, O, P and Q sands, extending field pay and adding new reserves and rate. The well was tested and is currently producing from the Q sand at a gross daily flow rate of 2.1 Mmcfe/d (1.1 Mmcfe/d, net). Flowing tubing pressure was measured at approximately 2,600 psi through an 8/64th inch choke. In this prolific oil producing field, the Company has identified several additional well locations, recompletions and workovers that will serve to enhance reserves and production during 2008.
Coming up in the short term at Weeks Island, the Company will be reentering the Goodrich-Cocke No. 6 ST well. The well will be sidetracked at approximately 4,700 feet and drilled an additional 3,600 feet, testing the F-sand in the Miocene formation at a depth of approximately 8,300 feet.
In the Ramos field area, the Company recompleted the Avoca 8-1 well to the Big Hum 2 formation which tested at a daily flow rate of 2.6 Mmcfe/d (1.8 Mmcfe/d, net). Flowing tubing pressure was measured at approximately 4,000 psi through a 10/64ths-inch choke. The Company owns approximately 92% working interest in the well.
Additionally, the Company is also reprocessing its 3-D seismic data over Weeks Island and other regions in its South Louisiana play area (Atchafalaya Bay and Barataria Bay), the expectations being that the reprocessed and newly acquired 3-D data will enhance the Company’s ability to generate low-to-moderate risk new projects in this core area where it is already active and has operations and infrastructure in place. It is anticipated that the greatest near term and long term impact on production and reserve value will result from the Company’s capital spending program in these two areas this year.
In the Biloxi Marshland area, the natural gas transmission company that takes natural gas from the Company’s two production facilities in that area has temporarily shut-in production from the various wells that feed into those facilities. Maintenance and repairs are being conducted on the transmission company’s line to correct minor damage caused by the hurricanes of 2005. The wells were shut-in on April 25, 2008, and Meridian is being informed by the pipeline operator that repairs should be completed by May 12, 2008. The amount of production being shut-in is estimated to be 7.6 Mmcfe/d net. After the completion of these repairs, daily production rates for the Company are projected to be around 45 Mmcfe/d.
Texas Austin Chalk
In the East Texas area, initial production test on the Freeman No. 1 well, located in Polk County, Texas resulted in gross daily flow rates as high as 16.7 Mmcfe/d (8.8 Mmcfe/d, net). The gross amount includes 336 Bopd. The well was drilled vertically to approximately 13,000 feet, then added two horizontal laterals, 4,000 feet and 5,600 feet respectively. The Company expects that the well (which was recently tested) will display similar producing characteristics to other Austin Chalk wells in the area, with the typical hyperbolic decline curve from these production levels, during the coming months. The well is currently producing at an average rate of 2.1 Mmcfe/d (1.1 Mmcfe/d, net). Meridian owns approximately 69% working interest in this well.
Initial production test results on the Black Stone Minerals(“BSM”) No. 5 well, located in Polk County, Texas in the Company’s East Texas Austin Chalk Play resulted in gross daily flow rates as high as 18.1 Mmcfe/d (8.8 Mmcfe/d, net). The gross amount includes 960 Bopd. The well was drilled vertically to approximately 13,000 feet, then added two horizontal laterals, each approximating 5,500 feet. The Company expects that the well will display similar producing characteristics to other Austin Chalk wells in the area, with the typical hyperbolic decline curve from these production levels, during the coming months. Meridian owns approximately 65% working interest in this well.

The Company continues the extension of its East Texas Austin Chalk play with a two rig program. The Davis A-388 well is located approximately four miles north of the BSM No. 5 well and is currently drilling the vertical section at a depth of approximately 12,300 feet. The Company has approximately 45% working interest in this dual horizontal lateral well. Additionally, the dual lateral BSM 507 No. 1 well has recently spud and is currently drilling at 2,500 feet.
As part of the Company’s business plan, it has acquired a significant lease position (approximately 30,000 acres) in South Texas within a major Austin Chalk play in the region that covers over 200,000 acres. The Company has scheduled a well to be drilled in late summer 2008 in this area. Additionally, a shallow oil well is scheduled to be drilled to test the Vicksburg formation during 2008 in Bee County.
Capital Expenditure Plans for 2008
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
Other Conditions
Industry Conditions. Revenues, profitability and future growth rates of Meridian are substantially dependent upon prevailing prices for oil and natural gas. Oil and natural gas prices have been extremely volatile in recent years and are affected by many factors outside of our control. Our average oil price (after adjustments for hedging activities) for the three months ended March 31, 2008, was $86.91 per barrel compared to $50.30 per barrel for the three months ended March 31, 2007, and $81.03 per barrel for the three months ended December 31, 2007. Our average natural gas price (after adjustments for hedging activities) for the three months ended March 31, 2008, was $8.55 per Mcf compared to $7.34 per Mcf for the three months ended March 31, 2007, and $7.18 per Mcf for the three months ended December 31, 2007. Fluctuations in prevailing prices for oil and natural gas have several important consequences to us, including affecting the level of cash flow received from our producing properties, the timing of exploration of certain prospects and our access to capital markets, which could impact our revenues, profitability and ability to maintain or increase our exploration and development program. Refer to Item 3, Quantitative and Qualitative Disclosures about Market Risk, for information regarding commodity price risk management activities utilized to mitigate a portion of the near term effects of this exposure to price volatility.
Critical Accounting Policies and Estimates. The Company’s discussion and analysis of its financial condition and results of operation are based upon consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted and adopted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. See the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, for further discussion.
Results of Operations
Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007
Operating Revenues. First quarter 2008 oil and natural gas revenues, which include oil and natural gas hedging activities (see Note 10 of Notes to Consolidated Financial Statements), decreased $1.7 million (4%) as compared to first quarter 2007 revenues due to a 29% decrease in production volumes partially offset by a

35% increase in average commodity prices on a natural gas equivalent basis. Oil and natural gas production volumes totaled 3,731 Mmcfe for the first quarter of 2008 compared to 5,257 Mmcfe for the comparable period of 2007. Our average daily production decreased from 58 Mmcfe during the first quarter of 2007 to 41 Mmcfe for the first quarter of 2008. First quarter 2008 production was generally lower due to natural production declines.
The following table summarizes the Company’s operating revenues, production volumes and average sales prices for the three months ended March 31, 2008 and 2007:

	Three Months Ended
	March 31,		Increase
	2008	2007	(Decrease)
Production Volumes:
Oil (Mbbl)	184	249	(26%)
Natural gas (MMcf)	2,626	3,764	(30%)
Mmcfe	3,731	5,257	(29%)

Average Sales Prices:
Oil (per Bbl)	$86.91	$50.30	73%
Natural gas (per Mcf)	$8.55	$7.34	16%
Mmcfe	$10.31	$7.64	35%

Operating Revenues (000’s):
Oil	$16,006	$12,519	28%
Natural gas	$22,442	$27,624	(19%)

Total Operating Revenues	$38,448	$40,143	(4%)

Operating Expenses. Oil and natural gas operating expenses on an aggregate basis decreased $1.7 million (22%) to $6.1 million during the first quarter of 2008, compared to $7.8 million in the first quarter of 2007. On a unit basis, lease operating expenses increased $0.15 per Mcfe to $1.63 per Mcfe for the first quarter of 2008 from $1.48 per Mcfe for the first quarter of 2007. Oil and natural gas operating expenses decreased primarily due to decreased workovers, lower insurance costs, sale of properties and decreased maintenance-related activities. The increase in the per Mcfe rate was additionally attributable to the lower production between the two corresponding periods.
Severance and Ad Valorem Taxes. Severance and ad valorem taxes decreased $0.2 million (9%) to $2.6 million for the first quarter of 2008, compared to $2.8 million during the same period in 2007 primarily because of the decrease in production and a lower natural gas tax rate partially offset by an increase in crude oil prices. Meridian’s oil and natural gas production is primarily from Louisiana, and is therefore subject to Louisiana severance tax. The severance tax rates for Louisiana are 12.5% of gross oil revenues and $0.269 per Mcf for natural gas, a decrease from $0.373 per Mcf for the first quarter of 2007. On an equivalent unit of production basis, severance and ad valorem taxes increased to $0.69 per Mcfe from $0.54 per Mcfe for the comparable three-month period.
Depletion and Depreciation. Depletion and depreciation expense decreased $3.3 million (16%) during the first quarter of 2008 to $17.7 million, from $21.0 million for the same period of 2007. This was primarily the result of a decrease in oil and natural gas production. On a unit basis, depletion and depreciation expense increased by $0.77 per Mcfe, to $4.76 per Mcfe for the three months ended March 31, 2008, compared to $3.99 per Mcfe for the same period in 2007, primarily due to additional capital expenditures.

General and Administrative Expense. General and administrative expense was $4.1 million for 2008 compared to $3.9 million for 2007. The $0.2 million increase was primarily due to legal fees and consulting services. On an equivalent unit of production basis, general and administrative expenses increased $0.35 per Mcfe to $1.09 per Mcfe for the first quarter of 2008 compared to $0.74 per Mcfe for the comparable 2007 period primarily due to lower production rates between the periods.
Interest Expense. Interest expense decreased $0.4 million (25%), to $1.2 million for the first quarter of 2008 in comparison to $1.6 million for the first quarter of 2007. The decrease is primarily a result of lower interest rates, combined with increased capitalized interest on the drilling rig construction partially offset by a higher debt balance.
Liquidity and Capital Resources
Working Capital. During the first quarter of 2008, Meridian’s capital expenditures were internally financed with cash flow from operations, cash on hand and the drawdown on the amended credit facility. As of March 31, 2008, the Company had a cash balance of $9.4 million and a working capital deficit of $7.0 million.
Cash Flows. Net cash provided by operating activities was $22.8 million for the three months ended March 31, 2008, as compared to $22.2 million for the same period in 2007. The increase of $0.6 million was primarily due to lower operating expenses and higher crude oil and natural gas commodity prices partially offset by lower production volumes.
Net cash used in investing activities was $33.8 million during the three months ended March 31, 2008, versus $31.1 million in the first three months of 2007 due to increased capital expenditures partially offset by higher property sales.
Cash flows provided by financing activities during the first three months of 2008 were $6.9 million, compared to cash used in financing activities of $2.8 million during the first three months of 2007 primarily due to the drawdown on the amended credit facility of $10 million.
Credit Facility. On December 23, 2004, the Company amended its existing credit facility to provide for a four-year $200 million senior secured credit facility (the “Credit Facility”) with Fortis Capital Corp., as administrative agent, sole lead arranger and bookrunner; Comerica Bank as syndication agent; and Union Bank of California as documentation agent. Bank of Nova Scotia, Allied Irish Banks P.L.C., RZB Finance LLC and Standard Bank PLC completed the syndication group. On February 21, 2008, the Company amended this Credit Facility (“Amended Credit Facility”). The lending institutions under the Amended Credit Facility, include Fortis Capital Corp. as administrative agent, co-lead arranger and bookrunner; The Bank of Nova Scotia, as co-lead arranger and syndication agent; Comerica Bank, US Bank NA and Allied Irish Bank plc each in their respective capacities as lenders, collectively the “Lenders”. The current borrowing base under the Amended Credit Facility was determined to be $110 million by the syndication group effective April 30, 2008. The maturity date was extended to February 21, 2012. As of March 31, 2008, outstanding borrowings under the Amended Credit Facility totaled $85 million.
The Amended Credit Facility is subject to semi-annual borrowing base redeterminations on April 30 and October 31 of each year. In addition to the scheduled semi-annual borrowing base redeterminations, the Lenders or the Company have the right to redetermine the borrowing base at any time, provided that no party can request more than one such redetermination between the regularly scheduled borrowing base redeterminations. The determination of the borrowing base is subject to a number of factors, including quantities of proved oil and natural gas reserves, the bank’s price assumptions and various other factors unique to each member bank. The Company’s Lenders can redetermine the borrowing base to a lower level than the current borrowing base if they determine that the oil and natural gas reserves, at the time of redetermination, are inadequate to support the borrowing base then in effect.
Obligations under the Amended Credit Facility are secured by pledges of outstanding capital stock of the Company’s subsidiaries and by a first priority lien on not less than 75% (95% in the case of an event of default) of its present value of proved oil and natural gas properties. In addition, the Company is required to deliver to the Lenders and maintain satisfactory title opinions covering not less than 70% of the present value of proved oil and natural gas properties. The Amended Credit Facility also contains other restrictive covenants, including, among other items, maintenance of certain financial ratios, restrictions on cash dividends on common stock and under certain circumstances preferred stock, limitations on the redemption of preferred stock, limitations on the repurchase of the Company’s Common Stock and an unqualified audit report on the Company’s consolidated financial statements, with all of which the Company is in compliance.
Under the Amended Credit Facility, the Company may secure either (i) (a) an alternative base rate loan that bears interest at a rate per annum equal to the greater of the administrative agent’s prime rate; or (b) federal funds-based rate plus 1/2 of 1%, plus an additional 0.75% to 1.75% depending on the ratio of the aggregate outstanding loans and letters of credit to the borrowing base or; (ii) a Eurodollar base rate loan that bears interest, generally, at a rate per annum equal to the London interbank offered rate (“LIBOR”) plus 1.5% to 2.5%, depending on the ratio of the aggregate outstanding loans and letters of credit to the borrowing base. At March 31, 2008, the three-month LIBOR interest rate was 2.69%. The Amended Credit Facility provides for commitment fees of 0.375% calculated on the difference between the borrowing base and the aggregate outstanding loans under the Amended Credit Facility.
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
These hedging contracts have been designated as cash flow hedges as provided by SFAS No. 133, “Accounting for Derivative Instruments and Certain Hedging Activities,” and any changes in fair value of the cash flow hedge resulting from ineffectiveness of the hedge is reported in the consolidated statement of operations as revenues.

Capital Expenditures. Total capital expenditures for this period were approximately $30.7 million. Our strategy is to blend exploration drilling activities with high-confidence workover and development projects in order to capitalize on periods of high commodity prices. Capital expenditures were for acreage acquisitions, exploratory drilling, geological and geophysical, workovers, and related capitalized general and administrative expenses.
The 2008 capital expenditures plan is currently forecast at approximately $74.3 million. The actual expenditures will be determined based on a variety of factors, including prevailing prices for oil and natural gas, our expectations as to future pricing and the level of cash flow from operations. We currently anticipate funding the 2008 plan utilizing cash flow from operations and cash on hand. When appropriate, excess cash flow from operations beyond that needed for the 2008 capital expenditures plan will be used to de-lever the Company by development of exploration discoveries or direct payment of debt.
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
Due to the imprecision in estimating oil and natural gas revenues as well as the potential volatility in oil and natural gas prices and their effect on the carrying value of our proved oil and natural gas reserves, there can be no assurance that write-downs in the future will not be required as a result of factors that may negatively affect the present value of proved oil and natural gas reserves and the carrying value of oil and natural gas properties, including volatile oil and natural gas prices, downward revisions in estimated proved oil and natural gas reserve quantities and unsuccessful drilling activities. At March 31, 2008, we had a cushion (i.e. the excess of the ceiling over our capitalized costs) of approximately $181 million (before tax).

Borrowing base for the Credit Facility. The Amended Credit Facility with Fortis Capital Corp. as administrative agent, is presently scheduled for borrowing base redetermination dates on a semi-annual basis with the next such redetermination scheduled for October 31, 2008. The borrowing base is redetermined on numerous factors including current reserve estimates, reserves that have recently been added, current commodity prices, current production rates and estimated future net cash flows. These factors have associated risks with each of them. Significant reductions or increases in the borrowing base will be determined by these factors, which, to a significant extent, are not under the Company’s control.
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
The Company is currently exposed to market risk from hedging contracts changes and changes in interest rates. A discussion of the market risk exposure in financial instruments follows.
Interest Rates
We are subject to interest rate risk on our long-term fixed interest rate debt and variable interest rate borrowings. Our long-term borrowings primarily consist of borrowings under the Amended Credit Facility. Since interest charged on borrowings under the Amended Credit Facility floats with prevailing interest rates (except for the applicable interest period for Eurodollar loans), the carrying value of borrowings under the Amended Credit Facility should approximate the fair market value of such debt. Changes in interest rates, however, will change the cost of borrowing. Assuming $85 million remains borrowed under the Amended Credit Facility, we estimate our annual interest expense will change by $0.85 million for each 100 basis point change in the applicable interest rates utilized under the Amended Credit Facilty.
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
The notional amount is equal to the total net volumetric hedge position of the Company during the periods presented. As of March 31, 2008, the positions effectively hedge approximately 36% of our proved developed natural gas production and 32% of our proved developed oil production during the respective terms of the hedging agreements. The fair values of the hedges are based on the difference between the strike price and the NYMEX future prices for the applicable trading months.

The fair values of our hedging agreements are recorded on our consolidated balance sheet as assets or liabilities. The estimated fair value of our hedging agreements as of March 31, 2008, is provided below (see the Company’s website at www.tmrc.com for a quarterly breakdown of the Company’s hedge position for 2008 and beyond):

					Estimated
					Fair Value
				Ceiling	Asset (Liability)
		Notional	Floor Price	Price	March 31, 2008
	Type	Amount	($ per unit)	($ per unit)	(in thousands)
Natural Gas (mmbtu)
Apr 2008 – Dec 2008	Collar	1,530,000	$7.00	$12.15	$(486)
Apr 2008 – Dec 2008	Collar	700,000	$7.50	$11.50	(279)
Apr 2008 – Dec 2008	Collar	1,310,000	$7.50	$10.10	(1,174)
Jan 2009 – Dec 2009	Collar	1,230,000	$7.50	$10.45	(957)
Apr 2008 – Dec 2008	Collar	170,000	$8.00	$10.50	(97)
Jan 2009 – Dec 2009	Collar	760,000	$8.00	$10.30	(513)

			Total Natural Gas		(3,506)

Crude Oil (bbls)
Apr 2008 – Dec 2008	Collar	32,000	$55.00	$83.00	(579)
Apr 2008 – Dec 2008	Collar	14,000	$65.00	$80.60	(278)
Apr 2008 – Dec 2008	Collar	27,000	$65.00	$85.00	(444)
April 2008	Collar	6,000	$60.00	$82.00	(117)
May 2008 – Jul 2008	Collar	15,000	$60.00	$82.00	(291)
Apr 2008 – Jul 2008	Collar	16,000	$65.00	$93.15	(171)
Apr 2008 – Jul 2008	Collar	12,000	$70.00	$87.40	(178)
Apr 2008 – Dec 2008	Collar	14,000	$75.00	$102.50	(82)
Jan 2009 – Dec 2009	Collar	23,000	$70.00	$93.55	(238)
Apr 2008 – Dec 2008	Collar	57,000	$85.00	$111.40	(80)
Jan 2009 – Dec 2009	Collar	43,000	$80.00	$111.00	(80)

			Total Crude Oil		(2,538)

					$(6,044)

The above excludes hedges entered into after March 31, 2008; see Note 13, Subsequent Events, of the Notes to Consolidated Financial Statements for additional information.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We conducted an evaluation under the supervision of and with the participation of Meridian’s management, including our Chief Executive Officer, President and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the first quarter of 2008. Based upon that evaluation, our Chief Executive Officer, President and Chief Accounting Officer concluded that the design and operation of our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors during the first quarter of 2008 that could significantly affect these controls.

Changes in Internal Controls
During the three month period ended March 31, 2008, there were no changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect such internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings.
H. L. Hawkins litigation. In December 2004, the estate of H.L. Hawkins filed a claim against Meridian for damages “estimated to exceed several million dollars” for Meridian’s alleged gross negligence, willful misconduct and breach of fiduciary duty under certain agreements concerning certain wells and property in the S.W. Holmwood and E. Lake Charles Prospects in Calcasieu Parish in Louisiana, as a result of Meridian’s satisfying a prior adverse judgment in favor of Amoco Production Company. Mr. James Bond had been added as a defendant by Hawkins claiming Mr. Bond, when he was General Manager of Hawkins, did not have the right to consent, could not consent or breached his fiduciary duty to Hawkins if he did consent to all actions taken by Meridian. Mr. James T. Bond was employed by H.L. Hawkins Jr. and his companies as General Manager until 2002. He served on the Board of Directors of the Company from March 1997 to August 2004. After Mr. Bond’s employment with Mr. Hawkins, Jr., and his companies ended, Mr. Bond was engaged by The Meridian Resource & Exploration LLC as a consultant. This relationship continued until his death. Mr. Bond was also the father-in-law of Michael J. Mayell, the President of the Company. Management continues to vigorously defend this action on the basis that Mr. Hawkins individually and through his agent, Mr. Bond, agreed to the course of action adopted by Meridian and further that Meridian’s actions were not grossly negligent, but were within the business judgment rule. Since Mr. Bond’s death, a pleading has recently been filed substituting the proper party for Mr. Bond. The Company is unable to express an opinion with respect to the likelihood of an unfavorable outcome of this matter or to estimate the amount or range of potential loss should the outcome be unfavorable. Therefore, the Company has not provided any amount for this matter in its financial statements at March 31, 2008.
Title/lease disputes. Title and lease disputes may arise in the normal course of the Company’s operations. These disputes are usually small but could result in an increase or decrease in reserves once a final resolution to the title dispute is made.
Environmental litigation. Various landowners have sued Meridian (along with numerous other oil companies) in lawsuits concerning several fields in which the Company has had operations. The lawsuits seek injunctive relief and other relief, including unspecified amounts in both actual and punitive damages for alleged breaches of mineral leases and alleged failure to restore the plaintiffs’ lands from alleged contamination and otherwise from the Company’s oil and natural gas operations. In some of the lawsuits, Shell Oil Company and SWEPI LP have demanded contractual indemnity and defense from Meridian based upon the terms of the purchase and sale agreement related to the fields, and in another lawsuit, Exxon Mobil Corporation has demanded contractual indemnity and defense from Meridian on the basis of a purchase and sale agreement related to the field(s) referenced in the lawsuit; Meridian has challenged such demands. In some cases, Meridian has also demanded defense and indemnity from their subsequent purchasers of the fields. The Company is unable to express an opinion with respect to the likelihood of an unfavorable outcome of these matters or to estimate the amount or range of potential loss should any outcome be unfavorable. Therefore, the Company has not provided any amount for these matters in its financial statements at March 31, 2008.

Consent Decree. During the fourth quarter of 2007 the Company entered into a Consent Decree with the United States Environmental Protection Agency (“EPA”) in settlement of alleged violations of the Clean Water Act, as amended by the Oil Pollution Act of 1990. Under the Consent Decree, the Company paid $504,000 in civil penalties for alleged discharges of crude oil into navigable waters or adjoining shorelines from the Company’s operations at the Weeks Island field in Iberia Parish, Louisiana. The Company will also be subject to certain injunctive relief, requiring the Company to enhance certain pipeline survey, monitoring and reporting activities. Under the Consent Decree, the Company does not admit any liability arising out of the occurrences described in the Consent Decree or the related Complaint. In 2007, the Company recorded an expense for the above amount in oil and natural gas operating expenses.
Litigation involving insurable issues. There are no material legal proceedings involving insurable issues which exceed insurance limits to which Meridian or any of its subsidiaries is a party or to which any of its property is subject, other than ordinary and routine litigation incidental to the business of producing and exploring for crude oil and natural gas.
ITEM 1A. Risk Factors.
For a discussion of the Company’s risk factors, see Item 1A, “Risk Factors”, in the Company’s Form 10-K for the year ended December 31, 2007. There have been no changes to these risk factors during the quarter ended March 31, 2008.
ITEM 6. Exhibits.

3.1	Amended and Restated Bylaws of The Meridian Resource Corporation, as amended.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of President pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.3	Certification of Chief Accounting Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2	Certification of President pursuant to Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.3	Certification of Chief Accounting Officer pursuant Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
(Registrant)

Date: May 12, 2008	By:	/s/ LLOYD V. DELANO
Lloyd V. DeLano
Senior Vice President Chief Accounting Officer

Index to Exhibits

3.1	Amended and Restated Bylaws of The Meridian Resource Corporation, as amended.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of President pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.3	Certification of Chief Accounting Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2	Certification of President pursuant to Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.3	Certification of Chief Accounting Officer pursuant Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.