Form 10-K
period 2008-12-31
MERIDIAN RESOURCE CORP
filed 2009-03-16
CIK 869369

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 1-10671
THE MERIDIAN RESOURCE CORPORATION
(Exact name of registrant as specified in its charter)

TEXAS (State of incorporation)	76-0319553 (I.R.S. Employer Identification No.)

1401 Enclave Parkway, Suite 300, Houston, Texas (Address of principal executive offices)	77077 (Zip Code)
Registrant’s telephone number, including area code: 281-597-7000
Securities registered pursuant to Section 12(b) of the Act:

(Title of each class)	(Name of each exchange on which registered)
Common Stock, $0.01 par value Rights to Purchase Preferred Shares	New York Stock Exchange New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Aggregate market value of shares of common stock held by non-affiliates of the Registrant at June 30, 2008 $260,739,160
Number of shares of common stock outstanding at March 4, 2009: 93,070,592
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Form (Items 10, 11, 12, 13 and 14) is incorporated by reference from the registrant’s Proxy Statement to be filed on or before April 30, 2009.

THE MERIDIAN RESOURCE CORPORATION
INDEX TO FORM 10-K

		Page

	PART I

Item 1.	Business	3

Item 1A.	Risk Factors	14

Item 1B.	Unresolved Staff Comments	22

Item 2.	Properties	22

Item 3.	Legal Proceedings	23

Item 4.	Submission of Matters to a Vote of Security Holders	24

	PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	25

Item 6.	Selected Financial Data	27

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	47

Item 8.	Financial Statements and Supplementary Data	52

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	99

Item 9A.	Controls and Procedures	99

Item 9B.	Other Information	100

	PART III

Item 10.	Directors, Executive Officers and Corporate Governance	101

Item 11.	Executive Compensation	101

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	101

Item 13.	Certain Relationships and Related Transactions, and Director Independence	101

Item 14.	Principal Accountant Fees and Services	101

	PART IV

Item 15.	Exhibits	101

	Signatures	106
EX-10.31
EX-10.32
EX-10.33
EX-10.34
EX-10.35
EX-23.1
EX-23.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I
Item 1. Business
General
The Meridian Resource Corporation (“Meridian,” the “Company,” “us,” “our,” or “we”) is an independent oil and natural gas company that explores for, acquires and develops oil and natural gas properties utilizing the latest in completion and 3-D seismic technology. The Company was incorporated in Texas in 1990, with headquarters located at 1401 Enclave Parkway, Suite 300, Houston, Texas 77077. The Company’s common stock is traded on the New York Stock Exchange under the ticker symbol “TMR.” You can locate additional information, including the Company’s filings with the Securities and Exchange Commission (“SEC”), on the internet at www.tmrc.com and www.sec.gov.
Through our wholly-owned subsidiaries, we hold interests primarily in the onshore oil and natural gas regions of south Louisiana and Texas and offshore in the Gulf of Mexico. We treat all operations as one line of business.
As of December 31, 2008, we had proved reserves of 80 Bcfe with a present value of future net cash flows of approximately $179 million. Sixty-three percent (63%) of our proved reserves were natural gas and approximately sixty-four percent (64%) were classified as proved developed. We own interests in 19 fields and 100 producing wells, and operated approximately 96% of our total production in 2008.
Recent developments
We rely on our Amended and Restated Credit Agreement (as amended, the “Credit Facility”) for funds during times of increased capital expenditures or decreased cash flow from operations. Recently, our access to capital was restricted by a reduction in the borrowing base under our Credit Facility, and our ability to fund capital expenditures has significantly decreased. In December 2008, our lenders reduced the borrowing base to equal the amount already outstanding under the Credit Facility ($95 million), leaving no additional credit available. With the precipitous decrease in the price of oil and natural gas in the second half of 2008, we are experiencing decreased cash flow from operations. The reduction in available credit under these conditions creates significant uncertainties for the Company.
Our Credit Facility contains a number of positive and negative covenants with which we must comply. As of December 31, 2008, we are in default of one such covenant, the test of our current ratio. The current ratio is defined under the Credit Facility as current assets divided by current liabilities, but excluding current assets or liabilities from commodity price hedging agreements, excluding amounts payable under the Credit Facility itself, and excluding current asset retirement obligations. Unused available funds under the Credit Facility are added to current assets in computing the ratio. The required ratio is one to one or higher; our actual ratio, as defined, at December 31, 2008 is 0.76, absent certain adjustments to current liabilities for potential acceleration of payment due to default of covenants.
We are also in default of a covenant in the Credit Facility that requires us to deliver to our lenders audited financial statements for each fiscal year that do not have a “going concern” or like modification. As a result of our current lack of financial liquidity, our independent registered public accounting firm has included such a modification in its report on our consolidated financial statements. See Note 1 of the Notes to Consolidated Financial Statements included herein.
Presently, our lenders have been informed of our default under these covenants, and have not responded with a notice of any exercise of remedies.
Our lenders have available to them various remedies if they choose to declare an event of default, including acceleration of payment of all principal and interest. Although they have not demanded any accelerated payments, they may. If they were to make such demands, the Company would likely be forced to sell assets to make any such payments. To mitigate such circumstance to the extent feasible, we are currently pursuing a number of actions to reduce expenses and conserve cash; see “Current Plans,” below.
In addition to the circumstance of default, the borrowing base is scheduled for redetermination as of April 30, 2009. The borrowing base is determined at the discretion of the lenders, based primarily on the value of our proved reserves. We believe it is likely that the lenders will set the base at a level below outstanding borrowings. In that case, the Company would be required to repay the deficit within 90 days. We may not have enough cash available to repay any of our outstanding borrowings nor can we predict the actions of the lenders. As noted above, to mitigate the effects of these circumstances, we are currently pursuing a number of actions to reduce expenses and conserve cash; see “Current Plans,” below.
Our financial position includes one other debt obligation, a five year note for the purchase of a drilling rig (the “rig note”). The “rig note” is payable in monthly installments, with a total outstanding balance of $8.8 million as of December 31, 2008. Any non-compliance or default under the terms of the Credit Facility triggers a default under the terms of the rig note, as well. The remedies available to the lender under the rig note also include acceleration of all principal and interest payments. The lenders under the rig note have been timely advised of the default under the covenants of the Credit Facility. The lenders may accelerate all payments of principal and interest in response to an event of default, or they may elect to take other action. We may not have enough cash available to repay the rig note, nor can we predict the actions of the lenders under the rig note.
As of December 31, 2008, our net working capital reflects a deficit of approximately $109.3 million, which includes $103.8 million of amounts due under these two debt agreements which have been reclassified to current as a result of the defaults noted above.
Management is currently pursuing discussions with the lenders to obtain waivers. In addition, management is exploring a number of options to conserve or increase cash. These actions include a significant reduction of capital spending, renegotiation of drilling rig contracts, cost reductions through headcount reductions as well as reductions of field operating expenses, and sales of assets.
There can be no assurance that cash flow from operations and other sources of liquidity, including asset sales, will be sufficient to meet contractual, operating and capital obligations. The financial statements have been adjusted to reclassify to current liabilities debts which, absent the default and resulting potential for acceleration of payment by the lenders, would have been classified as long-term. The financial statements do not include any other adjustments that might result from the outcome of uncertainty regarding the Company’s ability to raise additional capital, sell assets, or otherwise obtain sufficient funds to meet its obligations. See further information under “Current Plans” and “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Capital Resources — Cash Obligations,” below.
In addition, due to the decrease in oil and natural gas prices at year-end, as well as to the decrease in our reserves, in December 2008 we recorded a significant non-cash impairment, or ceiling test write-down, to our oil and natural gas properties of $216.8 million. We also recorded a $6.7 million non-cash impairment of our drilling rig, due to decreases in utilization and dayrates for similar rigs. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Reserves”, “- Prices,” “- Ceiling Test,” and “- Drilling Rig Obligation.”
Development of our oil and natural gas properties.
Our operations have historically focused on the onshore oil and natural gas regions in south Louisiana and offshore in the Gulf of Mexico. While maintaining and exploiting our older properties, in recent years we have expanded exploration into new areas. Our objective was to replace our reserves, and to strengthen our reserve base with longer lived properties from unconventional gas plays in various regions of Texas, Oklahoma, and Kentucky. We also invested in conventional horizontal gas plays in Texas.
In exploring these new areas, we invested in seismic data, geological research, acreage, and drilling. Our strategy included building a large inventory of lease acreage to provide ourselves a wide range of opportunities and ensure that new discoveries were highly repeatable.

After thorough testing and analysis, some of our new exploration areas showed only limited promise and have been dropped or sold. The most significant success has been in the East Texas Austin Chalk formation, where our acreage is primarily in Polk County. We have drilled 12 wells in East Texas and 11 of them have been completed as producers. We pursued our historical strategy of limiting participations with partners; we operate many of our new discoveries as well as our older properties and are positioned to operate our undrilled leases.
As a result of pursuing our expanded exploration strategy in prior years, we have accumulated the following significant assets:
•	11 producing natural gas wells in East Texas with significant leaseholds available for development;

•	Geologic information to assist us in locating and defining the higher yielding areas within our East Texas Austin Chalk holdings;

•	Experience that has improved efficiencies in drilling and operating in the Austin Chalk, which we have used to reduce costs;

•	An additional portfolio of approximately 30,000 net acres in Karnes and Lavaca Counties of South Central Texas covering the Austin Chalk, as well as the Eagle Ford Shale where others have had successful drilling; and

•	A significant library of 3-D and 2-D seismic data, much of which as been reprocessed and utilized for the identification and development of new prospects.
In addition, our historically acquired properties in onshore and offshore Louisiana are valuable assets comprising the majority of our reserve base and current cash flow. Although these fields are mature, we continue to review them for any opportunities for increased or prolonged production.
We believe we have a competitive advantage in the areas where we operate because of our large inventory of lease acreage, seismic data coverage and experienced geotechnical, land and operational staff. We also believe that our operational control over most of our properties adds to our competitive advantage, through greater flexibility and control of costs. Our ability to exploit these advantages, however, will be limited by our current lack of liquidity to fund the necessary capital expenditures.
Current Plans.
Results of our exploratory drilling efforts have been intermittent and while more recent wells have improved both as to drilling costs and productive results, reaching this point has absorbed significant cash flow as well as significant utilization of the borrowing base under our Credit Facility. In the second half of 2008, as our returns on drilling expenditures in the Austin Chalk began to improve, energy prices dropped precipitously. This impacted the borrowing base under our Credit Facility, which is based on the value of our proved reserves and is subject to redetermination at least semi-annually. We have lower expectations of cash flow for the near future, and availability of additional funds under our Credit Facility has been reduced to zero.
Our most basic mission is unchanged. We intend to preserve and exploit the Company’s best assets and continue to produce oil and natural gas. We will continue to make environmental and operational safety in the field our first priority.
However, economic circumstances have necessitated that we revise our short term objectives. We are currently focused primarily on our cash position and our standing with our lenders. Thus cash preservation and strict management of cash flow are currently our highest priorities.
We have identified multiple action areas to achieve our short-term cash-focused objectives, including:
•	Reducing capital expenditures by shifting away from exploratory efforts on new wells to recompletions and workovers of existing wells based on strict economic analysis focused on increased production and cash flow;

•	Renegotiation of drilling-related contractual commitments;

•	Cost reductions in the office, based on headcount reductions and close examination of all other general and administrative expenses;

•	Cost reductions in the field through close review of lease operating expenses and implementation of more strict efficiency measures;

•	Sale of non-strategic assets, including both developed and undeveloped properties; and

•	Partial sale of our key exploratory and development assets in the East Texas Austin Chalk, in order to raise cash and reduce risk through a reduced working interest.
Strategy for preservation and exploitation of our assets.
Our operational objectives for the near term are focused on maintaining current production levels, in spite of the natural declines we will continue to experience from our mature properties. To achieve this objective, we are reviewing our properties for recompletion and other reconditioning opportunities. Each of these is being subjected to rigorous cost analysis, to ensure that the project has economic value at current prices. Pursuit of these opportunities, however, is dependent on the availability of funds, which we cannot presently predict; we expect such availability to be very limited.
Our exploration strategy is necessarily curtailed by the limited resources available to us for capital expenditures. We believe that our best approach for the near term is to minimize drilling expense, maximize cash flow, and maintain or increase the future value of the assets we hold. To achieve that objective we are taking the following steps:
•	We will cease drilling activities after completion of the two wells in which we are currently participating (one operated and one non-operated);

•	We are seeking partners to assist us in developing our holdings in East Texas, with the goal of reducing our working interests into the range of 25-35% for new wells;

•	We have directed our staff to continue to analyze geological and seismic data, which we believe enhances the value of our assets, as well as identifying the best opportunities for capital expenditures under a limited resource scenario;

•	We have taken steps to reduce or offset our cash obligations under drilling contracts;

•	We are monitoring the exploration results of others, particularly in the Eagle Ford trend in South Texas; although we cannot allocate funds to these areas currently, we intend to test them when the opportunity arises; and

•	Although staff reductions have been necessary, we have retained a well-qualified team of exploratory and operational personnel.
Oil and Natural Gas Properties
The following table sets forth production and reserve information by region with respect to our proved oil and natural gas reserves as of December 31, 2008. The reserve volumes were reviewed by T. J. Smith & Company, Inc., independent reservoir engineers.

			Gulf of
	Louisiana	Texas	Mexico	Total
Production for the year ended December 31, 2008
Oil (MBbls)	567	154	44	765
Natural Gas (MMcf)	8,173	842	354	9,369
Reserves as of December 31, 2008
Oil (MBbls) (1)	3,580	795	528	4,903
Natural Gas (MMcf) (1)	42,367	3,406	5,122	50,895

Estimated future net cash flows ($000)(2)	$239,576
Present value of future net cash flows before income taxes ($000)(3)	$179,437
Standardized measure of discounted future net cash flows ($000)(4)	$179,437

(1)	Includes 83 MBbls of oil and 226 MMcf of gas (724 MMcfe) in proved developed shut-in reserves (PDSI); these reserves are for wells which have been shut-in primarily due to hurricane damage, which we expect to repair.

(2)	Estimated Future Net Cash Flows represent the net undiscounted future revenues to be generated from the production of proved reserves, net of estimated production and future development costs, using expected realized prices at December 31, 2008, which averaged $44.04 per Bbl of oil and $5.79 per Mcf of natural gas over the estimated life of the properties and do not reflect the impact of hedges.

(3)	The Present Value of Future Net Cash Flows Before Taxes represents Estimated Future Net Cash Flows discounted to present value using an annual discount rate of 10%.

(4)	The Standardized Measure of Discounted Future Net Cash Flows represents the Present Value of Future Net Cash Flows after income taxes of zero. Income taxes are zero because the tax basis of oil and natural gas properties exceeds the book basis.
Productive Wells
At December 31, 2008, 2007 and 2006, we held interests in the following productive wells. As of December 31, 2008, we own interests in 20 gross (4 net) wells in the Gulf of Mexico which are outside operated and net to 2 oil wells and 2 natural gas wells and 1 gross (1 net) operated offshore oil well. In addition, of the total well count for 2008, 1 well (1 net) are multiple completions.

	2008		2007		2006
	Gross	Net	Gross	Net	Gross	Net
Oil Wells	34	20	33	19	44	28
Natural Gas Wells	66	37	88	43	77	43

Total	100	57	121	62	121	71

Oil and Natural Gas Reserves
Presented below are our estimated quantities of proved reserves of crude oil and natural gas, Future Net Cash Flows, Present Value of Future Net Revenues and the Standardized Measure of Discounted Future Net Cash Flows as of December 31, 2008. Information set forth in the following table is based on reserve reports prepared in accordance with the rules and regulations of the SEC. The reserves and associated cash flows were reviewed by T. J. Smith & Company, Inc., independent reservoir engineers.

	Proved Reserves at December 31, 2008
	Developed
	Producing	Developed
	(1)	Non-Producing	Undeveloped	Total
		(dollars in thousands)
Net Proved Reserves:
Oil (MBbls)	1,431	1,301	2,171	4,903
Natural Gas (MMcf)	19,239	15,815	15,842	50,896
Natural Gas Equivalent (MMcfe)	27,825	23,619	28,869	80,313
Estimated Future Net Cash Flows(2)				$239,576
Present Value of Future Net Cash Flows (before income taxes)(3)				$179,437
Standardized Measure of Discounted Future Net Cash Flows(4)				$179,437

(1)	Includes 83 MBbls of oil and 226 MMcf of gas (724 MMcfe) in proved developed shut-in reserves (PDSI); these reserves are for wells which have been shut-in primarily due to hurricane damage, which we expect to repair.

(2)	Estimated Future Net Cash Flows represent the net undiscounted future revenues to be generated from the production of proved reserves, net of estimated production and future development costs, using expected realized prices at December 31, 2008, which averaged $44.04 per Bbl of oil and $5.79 per Mcf of natural gas over the estimated life of the properties and do not reflect the impact of hedges.

(3)	The Present Value of Future Net Cash Flows Before Taxes represents Estimated Future Net Cash Flows discounted to present value using an annual discount rate of 10%.

(4)	The Standardized Measure of Discounted Future Net Cash Flows represents the Present Value of Future Net Cash Flows after income taxes of zero. Income taxes are zero because we have estimated that we will not be in a tax paying position based on the low commodity prices used in the computation.
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
Oil and Natural Gas Drilling Activities
The following table sets forth the gross and net number of productive and dry exploratory and development wells that we drilled and completed in 2008, 2007 and 2006.

	Gross Wells			Net Wells
	Productive	Dry	Total	Productive	Dry	Total
Exploratory Wells
Year ended December 31, 2008	6	4	10	2.7	3.1	5.8
Year ended December 31, 2007	13	12	25	4.2	6.6	10.8
Year ended December 31, 2006	7	7	14	4.1	5.4	9.5
Development Wells
Year ended December 31, 2008	7	4	11	5.0	3.2	8.2
Year ended December 31, 2007	—	—	—	—	—	—
Year ended December 31, 2006	1	—	1	0.7	—	0.7
Meridian had two gross (0.8 net) wells in progress at December 31, 2008. In addition, Meridian participated in four successful recompletion operations in 2008.
Production
The following table summarizes the net volumes of oil and natural gas produced and sold, and the average prices received with respect to such sales (net of commodity hedge gains/losses), from all properties in which Meridian held an interest during 2008, 2007 and 2006.

	Year Ended December 31,
	2008	2007	2006
Production:
Oil (MBbls)	765	838	859
Natural gas (MMcf)	9,369	13,239	18,170
Natural gas equivalent (MMcfe)	13,958	18,269	23,323

Average Prices:
Oil ($/Bbl)	$83.13	$64.70	$55.73
Natural gas ($/Mcf)	$9.07	$7.29	$7.77
Natural gas equivalent ($/Mcfe)	$10.65	$8.25	$8.11

Production Expenses:
Lease operating expenses ($/Mcfe)	$1.74	$1.55	$0.97
Severance and ad valorem taxes ($/Mcfe)	$0.70	$0.52	$0.48
Acreage
The following table sets forth the developed and undeveloped oil and natural gas leasehold acreage in which Meridian held an interest as of December 31, 2008. Undeveloped acreage is considered to be those lease acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas, regardless of whether or not such acreage contains proved reserves.

	December 31, 2008
	Developed		Undeveloped
Region	Gross	Net	Gross	Net
Louisiana	30,082	21,002	16,142	14,299
Oklahoma	1,809	699	—	—
Kentucky	—	—	28,750	24,236
Texas	10,842	6,551	139,991	91,442
Gulf of Mexico	28,759	5,613	11,440	3,976

Total	71,492	33,865	196,323	133,953

In addition to the above acreage, we currently have options or farm-ins to acquire leases on approximately 2,183 gross (2,183 net) acres of undeveloped land located in Louisiana. Our undeveloped net acreage, including optioned acreage, expires during the next three years at the rate of 33,600 acres in 2009, 15,200 acres in 2010, and 65,300 acres in 2011.
Geologic/Land and Operations Geophysical Expertise
Meridian employs approximately 67 full-time non-union employees and 11 contract employees. Our office staff includes geologists, geophysicists, land and engineering staff with many years of experience in generating and developing onshore and offshore prospects in the regions in which we operate. Our geologists and geophysicists generate and review all prospects using 2-D and 3-D seismic technology and analogues to producing wells in the areas of interest.

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
The following table sets forth purchasers of our oil and natural gas that accounted for more than 10% of total revenues for 2008, 2007 and 2006.

	Year Ended December 31,
Customer	2008	2007	2006
Shell Trading (U.S.)	21%	14%	—
Superior Natural Gas	17%	23%	35%
Crosstex Gulfcoast Marketing	14%	16%	21%
Other purchasers for our oil and natural gas are available; therefore, we believe that the loss of any of these purchasers would not have a material adverse effect on our results of operations.
Market Conditions
Our revenues, profitability and future rate of growth substantially depend on prevailing prices for oil and natural gas. Oil and natural gas prices have been extremely volatile in recent years and are affected by many factors outside our control. Since 1993, prices for West Texas Intermediate crude have ranged from $8.00 to approximately $145.00 per Bbl and the Gulf Coast spot market natural gas price at Henry Hub, Louisiana, has ranged from $1.08 to $15.40 per MMBtu. The average price we received during the year ended December 31, 2008, was $10.65 per Mcfe compared to $8.25 per Mcfe (each net of commodity hedge gains/losses) during the year ended December 31, 2007. The volatile nature of energy markets makes it difficult to estimate future prices of oil and natural gas; however, any prolonged period of depressed prices would have a material adverse effect on our results of operations and financial condition.
The marketability of our production depends in part on the availability, proximity and capacity of natural gas gathering systems, pipelines and processing facilities. Federal and state regulation of oil and natural gas production and transportation, general economic conditions, changes in supply and changes in demand could adversely affect our ability to produce and market our oil and natural gas. If market factors were to change dramatically, the financial impact on us could be substantial. We do not control the availability of markets and the volatility of product prices is beyond our control and therefore represents significant risk.
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
CERCLA. The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as the “Superfund” law, and comparable state statutes impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons who are considered to have contributed to the release of a “hazardous substance” into the environment. These persons include the owner or operator of the disposal site or sites where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances. Under CERCLA, persons or companies that are statutorily liable for a release could be subject to joint-and-several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources. In addition, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. Except as described in Item 3.. Legal Proceedings, we are not aware of any hazardous substance contamination for which we may be liable.
Clean Water Act. The Federal Water Pollution Control Act of 1972, as amended (the “Clean Water Act”), imposes restrictions and controls on the discharge of produced waters and other oil and natural gas wastes into navigable waters. These controls have become more stringent over the years, and it is possible that additional restrictions will be imposed in the future. Permits must be obtained to discharge pollutants into state and federal waters. Certain state regulations and the general permits issued under the Federal National Pollutant Discharge Elimination System program prohibit the discharge of produced waters and sand, drilling fluids, drill cuttings and certain other substances related to the oil and natural gas industry into certain coastal and offshore water. The Clean Water Act provides for civil, criminal and administrative penalties for unauthorized discharges of oil and other hazardous substances and imposes liability on parties responsible for those discharges for the costs of cleaning up any environmental damage caused by the release and for natural resource damages resulting from the release. Comparable state statutes impose liability and authorize penalties in the case of an unauthorized discharge of petroleum or its derivatives, or other hazardous substances, into state waters. Except as described in Item 3., Legal Proceedings, we believe that our operations comply in all material respects with the requirements of the Clean Water Act and state statutes enacted to control water pollution.
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
Title to Properties
As is customary in the oil and natural gas industry, we make only a cursory review of title to undeveloped oil and natural gas leases at the time we acquire them. However, before drilling commences, we search the title, and remedy any material defects before we actually begin drilling the well. To the extent title opinions or other investigations reflect title defects, we (rather than the seller or lessor of the undeveloped property) typically are obligated to cure any such title defects at our expense. If we are unable to remedy or cure any title defects so that it would not be prudent for us to commence drilling operations on the property, we could suffer a loss of our entire investment in the property. We believe that we have good title to our oil and natural gas properties, some of which are subject to immaterial encumbrances, easements and restrictions. Under the terms of our credit facility, we may not grant liens on various properties and must grant to our lenders a mortgage on our oil and natural gas properties of at least 75% of our present value of proved properties. Our own oil and natural gas properties also typically are subject to royalty and other similar non-cost-bearing interests customary in the industry.
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

As a result of our current lack of financial liquidity, we have received a “going concern” modification to our independent accountant’s opinion on our consolidated financial statements.
Our independent registered public accounting firm has included an explanatory paragraph in their report on our December 31, 2008 consolidated financial statements regarding their substantial doubt as to our ability to continue as a going concern. Our lack of sufficient liquidity could make it more difficult for us to secure additional financing or enter into strategic relationships on terms acceptable to us, if at all, and may materially and adversely affect the terms of any financing that we may obtain and our public stock price generally.
Our Credit Facility has substantial restrictions and financial covenants. We are currently in default under, and may have difficulty returning to compliance with, certain of the covenants in our Credit Facility, including our covenant to maintain a ratio of current assets to current liabilities of not less than 1.0 to 1.0, and our covenant to deliver to our lenders audited financial statements for each fiscal year that do not have a “going concern” or like qualification or exception.
Our current Credit Facility contains restrictive covenants that impose significant operating and financial restraints that could impair our ability to obtain future financing, to make capital expenditures, to pay dividends, to engage in mergers or acquisitions, to withstand downturns in our business or in the general economy or to otherwise conduct necessary corporate activities. We are also required to comply with certain financial covenants and ratios. We are currently in default under certain of those covenants. Our ability to return to compliance and maintain compliance in the future is uncertain. Our ability to comply with these covenants and restrictions will be affected by the levels of cash flow from our operations and events or circumstances beyond our control, including events and circumstances that may stem from the condition of financial markets and commodity price levels.
Furthermore, we have pledged substantially all of our oil and natural gas properties and the stock of all of our principal operating subsidiaries as collateral for the indebtedness under our Credit Facility. We are in material default of our obligations under the Credit Facility, and the lenders are entitled to liens on additional oil and natural gas properties. This pledge of collateral to our Credit Facility lenders could impair our ability to obtain additional financing on favorable terms, or at all.
Our failure to comply with any of the restrictions and covenants under our Credit Facility results in an event of default under the facility, which results in an event of default on our rig note as well. The total balance outstanding under the rig note at December 31, 2008 is $8.8 million. The remedies available to the lender under the rig note include acceleration of all principal and interest payments. We may not be able to remit such an accelerated payment or to access sufficient funds from alternative sources to remit any such payment. Even if we could obtain additional financing, the terms of that financing may not be favorable or acceptable to us.
Presently, our lenders have been informed of our default under these covenants, and have not responded with a notice of any exercise of remedies. We cannot predict what action they may take.
Our Credit Facility has periodic borrowing base redeterminations and we may have difficulty maintaining our total borrowing base at the current level of $95 million at future redeterminations, or maintaining or obtaining additional credit at similar terms, which could adversely affect our operations.
As of December 31, 2008, we had outstanding indebtedness of $95.0 million under our Credit Facility, which equaled the current limit to our borrowings under that facility. The Credit Facility limits the amounts we can borrow to the borrowing base amount, determined by the lenders in their sole discretion. The borrowing base will be redetermined semi-annually, and may be redetermined at our request more frequently and by the lenders in their sole discretion based on reserve reports prepared by reserve engineers, together with, among other things, the oil and natural gas prices existing at the time. The lenders can unilaterally adjust the borrowing base and the borrowings permitted to be outstanding under the Credit Facility. Any increase in the borrowing base requires the consent of all the lenders. Outstanding borrowings in excess of the borrowing base must be repaid within 90 days, and we may not have the financial resources in the future to make any mandatory principal repayments required under the Credit Facility.
The borrowing base is scheduled for redetermination as of April 30, 2009. We believe it is likely that the lenders will set the base at a level below outstanding borrowings. We may not have enough cash available to repay any of our outstanding borrowings.
Because of the recent deterioration of the credit and capital markets, we may be unable to obtain financing from sources other than our Credit Facility on acceptable terms or at all.
Global market and economic conditions have been, and continue to be, disruptive and volatile. The debt and equity capital markets have been adversely affected by significant write-offs in the financial services sector relating to subprime mortgages, and the re-pricing of credit risk in the broadly syndicated market, among other things. These events have led to worsening general economic conditions.
In particular, the cost of capital in the debt and equity capital markets has increased substantially, while the availability of funds from those markets has diminished significantly. Also, concerns about the stability of financial markets generally and the solvency of counterparties specifically have led to increases in the cost of obtaining money from the credit markets as many lenders and institutional investors have increased interest rates, enacted tighter lending standards and reduced funding and, in some cases, ceased to provide funding to borrowers.
We have substantial anticipated capital requirements. Our ongoing capital requirements consist primarily of the need to fund our capital budget and the exploitation, development, production and abandonment of oil and natural gas reserves. Historically, we have relied heavily on our credit facilities for our capital needs. As of December 31, 2008, we had outstanding indebtedness of $95.0 million under our Credit Facility, which equaled the current limit to our borrowings under that facility. If we need to raise capital from a source other than our Credit Facility, it is unlikely that additional capital will be available to the extent required and on acceptable terms. If capital on acceptable terms is not available, we may be unable to fully execute our growth strategy, otherwise take advantage of business opportunities, or respond to competitive pressures, any of which could have a material adverse effect on our results of operations and financial condition. We may be forced to sell a significant portion of our assets in order to meet near-term contractual requirements. We may not be able to sell assets on terms that we consider advantageous to the Company and our stockholders.
We have significant near-term contractual obligations, which we may not be able to meet; our working capital is currently a net deficit.
We have significant near-term contractual obligations, including, but not limited to, two drilling contracts, certain obligations to employees for compensation, and certain oil and natural gas property investment commitments. Our net working capital position at December 31, 2008, is a deficit of $109.3 million, which includes $103.8 million of amounts due under the Credit Facility and the rig note which have been reclassified as current as a result of the defaults noted elsewhere herein. Our cash flow and working capital have been significantly impacted by the precipitous decrease in the prices we received for oil and natural gas in the second half of 2008, and continuing into 2009. If we are not able to increase cash flow, our ability to meet these obligations may be impacted, which could have a material adverse effect on our results of operations and financial condition.
Our common stock could be delisted from the New York Stock Exchange.
As of December 4, 2008, we received notification from the New York Stock Exchange that the Company had fallen below certain continued listing criteria, that require a minimum average closing price of $1.00 per share over 30 consecutive trading days. In addition, we are currently monitoring the Company’s compliance with another listing criteria. This criteria requires that average market capital over 30 consecutive trading days must be at least $15 million. Based on shares currently outstanding, the Company’s average market capital decreases below this level when the stock price drops below approximately $0.16 per share. Some closing prices in the first quarter of 2009 have been below this price. If the Company becomes non-compliant with this criteria, our common stock will be immediately subject to the NYSE’s delisting procedures.
There can be no assurance that the stock of the Company will continue to be listed on the NYSE; there can be no assurance that we will obtain listing on an alternate stock exchange or automated quotation service. A delisting of our common stock could materially and adversely affect, among other things, the liquidity and market price of our common stock; the number of investors willing to hold or acquire our common stock; and our access to capital markets to raise capital in the future.
If oil or natural gas prices decrease or exploration and development efforts are unsuccessful, we may be required to take further write-downs.
In 2008, we recorded a significant non-cash impairment, or ceiling test write-down, to our oil and natural gas properties of $216.8 million. There is a risk that we will be required to take additional write-downs in the future, which would reduce our earnings and shareholders’ equity. A write-down could occur when oil and natural gas prices are low or if we have substantial downward adjustments to our estimated proved reserves, increases in our estimates of development costs or deterioration in our exploration and development results. Downward adjustments to proved reserves may result from decreasing prices of oil and natural gas, as expected development reserves become uneconomic under revised conditions.
The Company follows the full cost method of accounting for its investments in oil and natural gas properties. All costs incurred with the acquisition, exploration and development of oil and natural gas properties, including unproductive wells, are capitalized. Under the rules of the Securities and Exchange Commission (“SEC”) for the full cost method of accounting, the net carrying value of oil and natural gas properties, less related deferred taxes, is limited to the sum of the present value (10% discount rate) of the estimated future after-tax net cash flows from proved reserves, based on the current prices and costs as adjusted for the Company’s cash flow hedge positions, plus the lower of cost or estimated fair value of unproved properties adjusted for related income tax effects.
We review our oil and natural gas properties for impairment quarterly or whenever events and circumstances indicate that the carrying value may not be recoverable. Once incurred, a writedown of oil and natural gas properties is not reversible at a later date even if natural gas or oil prices increase. Given the complexities associated with oil and natural gas reserve estimates and the history of price volatility in the oil and natural gas markets, events may arise that would require us to record additional impairments of the recorded carrying values associated with our oil and natural gas properties.
In addition, our undeveloped leases are subject to expiration and forfeiture if not drilled. Our drilling plans for these areas are subject to the availability of funds for exploration, which is in turn affected by the risk factors described above. The leases may also be sold or assigned, but the oil and natural gas industry is currently undergoing significant market disruptions, which may make it difficult for us to extract value from these assets before expiration. Such circumstances increase the risk of the transfer of unevaluated oil and natural gas properties to the full cost pool where they would be subject to amortization or impairment.
In addition to the impairment of our oil and natural gas properties, we recorded a $6.7 million non-cash impairment of our drilling rig. The rig was purchased in 2007, with the intention of securing access to an appropriate rig and crew for our exploration efforts. Although we utilized the rig for our own drilling during 2008, it has been utilized by others since then based on short-term arrangements. Due to the continued volatility in the prices of oil and natural gas, and its negative effect on the drilling industry, we will continue to review this asset for additional impairment. We cannot predict whether additional impairment will be necessary.

Our indebtedness may adversely affect operations and limit our growth.
As of December 31, 2008, we had total indebtedness under credit agreements and a short term note of $105.6 million compared to approximately $122.5 million of stockholders’ equity. If we are unable to generate sufficient cash flows from operations in the future to service our debt, we may need to refinance all or a portion of our existing debt or to obtain additional financing. Such refinancing or additional financing may not be possible. Our ability to meet our debt service obligations and to reduce our total indebtedness will depend on our future performance and our ability to maintain or increase cash flows from our operations. These outcomes are subject to general economic conditions and to financial, business and other factors affecting our operations, many of which we do not control, including the prevailing market prices for oil and natural gas. Our business may not continue to generate cash flows at or above current levels.
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
We cannot predict future oil and natural gas prices with certainty. To manage our exposure to the risks inherent in such a volatile market, from time to time, we have entered into commodities futures, swap or option contracts to hedge a portion of our oil and natural gas production against market price changes. Hedging transactions are intended to limit the negative effect of future price declines, but may also prevent us from realizing the benefits of price increases above the levels reflected in the hedges. Our Credit Facility requires that only lenders under that agreement may act as counterparties under our hedging agreements; our hedging contracts are not collateralized. Recent uncertainty in financial markets could impact the ability of our counterparties under hedging agreements to pay, which could reduce the value of our proved reserves, our hedge-related assets and liabilities, and our expected cash flow.
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
The loss of any key executives or any other key personnel could have a material adverse effect on our operations. We depend on the efforts and skills of our key executives. Moreover, our future profitability will depend on our ability to attract and retain qualified personnel. During 2008, our former Chief Executive Officer, Mr. Joseph A. Reeves, and our former Chief Operating Officer and President, Mr. Michael J. Mayell, both of whom had been with the Company since inception, ceased their full-time employment with the Company. Our interim Chief Executive Officer, Paul D. Ching, is contractually committed to serve through June 30, 2009. There can be no assurance that we will be able to attract a qualified individual to succeed him.
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
In addition, disruptions in financial markets have affected the credit standing of various insurance companies. Our ability to collect on our current or future claims and to obtain insurance at a price acceptable to us may be adversely affected by such general financial conditions, which are beyond our control.
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

We may not be able to effectively market our oil and natural gas production.
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
We have limited influence over the nature and timing of exploration and development on oil and natural gas properties we do not operate, including limited control over the maintenance of both safety and environmental standards. In 2008, 4% of our production and 17% of our reserves were outside operated. The operators of those properties may:
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
If oil and natural gas prices remain at present levels or decline further, many of our working interest owners may experience liquidity and cash flow problems. These problems may lead to their attempting to delay the pace of drilling or project development in order to conserve cash. Any such delay may be detrimental to our projects. Some working interest owners may be unwilling or unable to pay their share of the project costs as they become due. A working interest owner may declare bankruptcy and refuse or be unable to pay its share of the project costs and we would be obligated to pay that working interest owner’s share of the project costs.
Our drilling projects are based in part on seismic data, which is costly and cannot ensure the commercial success of the project.
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
Item 3. Legal Proceedings
H. L. Hawkins litigation. In December 2004, the estate of H.L. Hawkins filed a claim against Meridian for damages “estimated to exceed several million dollars” for Meridian’s alleged gross negligence, willful misconduct and breach of fiduciary duty under certain agreements concerning certain wells and property in the S.W. Holmwood and E. Lake Charles Prospects in Calcasieu Parish in Louisiana, as a result of Meridian’s satisfying a prior adverse judgment in favor of Amoco Production Company. Mr. James Bond had been added as a defendant by Hawkins claiming Mr. Bond, when he was General Manager of Hawkins, did not have the right to consent, could not consent or breached his fiduciary duty to Hawkins if he did consent to all actions taken by Meridian. Mr. James T. Bond was employed by H.L. Hawkins Jr. and his companies as General Manager until 2002. He served on the Board of Directors of the Company from March 1997 to August 2004. After Mr. Bond’s employment with Mr. Hawkins, Jr., and his companies ended, Mr. Bond was engaged by The Meridian Resource & Exploration LLC as a consultant. This relationship continued until his death. Mr. Bond was also the father-in-law of Michael J. Mayell, the Chief Operating Officer of the Company at the time. A hearing was held before Judge Kay Bates on April 14, 2008. Judge Bates granted Hawkins’ Motion finding that Meridian was estopped from arguing that it did not breach its contract with Hawkins as a result of the United States Fifth Circuit’s decision in the Amoco litigation. Meridian disagrees with Judge Bates’ ruling but the Louisiana First Court of Appeal declined to hear Meridian’s writ requesting the court overturn Judge Bates’ ruling. Meridian has filed a motion with Judge Bates asking that she make her ruling a final judgement which would give Meridian the right to appeal now. The Hawkins interests have opposed this motion. Management continues to vigorously defend this action on the basis that Mr. Hawkins individually and through his agent, Mr. Bond, agreed to the course of action adopted by Meridian and further that Meridian’s actions were not grossly negligent, but were within the business judgment rule. Since Mr. Bond’s death, a pleading has been filed substituting the proper party for Mr. Bond. The Company is unable to express an opinion with respect to the likelihood of an unfavorable outcome of this matter or to estimate the amount or range of potential loss should the outcome be unfavorable. Therefore, the Company has not provided any amount for this matter in its financial statements at December 31, 2008.
Parsons Exploration litigation. On May 3, 2007, Parsons Exploration Company, LLC (“Parsons”) filed a claim against Meridian for damages and specific performance requiring Meridian to assign Parsons an overriding royalty interest in certain wells the Company has drilled in east Texas. The complaint alleges that the Company breached its contractual and fiduciary obligations to Parsons under an Exploration and Prospect Origination Agreement between the parties dated April 22, 2003. The complaint also alleges that the Company engaged in a civil conspiracy to breach its contractual and fiduciary obligations to Parsons and tortiously interfered with existing and prospective business relationships/contracts of Parsons. The Company has been served notice of the lawsuit and discovery has commenced. The Company intends to vigorously defend this matter. The Company is unable to express an opinion with respect to the likelihood of an unfavorable outcome of this matter or to estimate the amount or range of potential loss should the outcome be unfavorable. Therefore, the Company has not provided any amount for this matter in its financial statements at December 31, 2008.
Title/lease disputes. Title and lease disputes may arise in the normal course of the Company’s operations. These disputes are usually small but could result in an increase or decrease in reserves once a final resolution to the title dispute is made.
Environmental litigation. Various landowners have sued Meridian (along with numerous other oil companies) in lawsuits concerning several fields in which the Company has had operations. The lawsuits seek injunctive relief and other relief, including unspecified amounts in both actual and punitive damages for alleged breaches of mineral leases and alleged failure to restore the plaintiffs’ lands from alleged contamination and otherwise from the Company’s oil and natural gas operations. In some of the lawsuits, Shell Oil Company and SWEPI LP (together, “Shell”) have demanded contractual indemnity and defense from Meridian based upon the terms of the acquisition agreements related to the fields, and in another lawsuit, Exxon Mobil Corporation has demanded contractual indemnity and defense from Meridian on the basis of a purchase and sale agreement related to the field(s) referenced in the lawsuit; Meridian has challenged such demands. In some cases, Meridian has also demanded defense and indemnity from their subsequent purchasers of the fields. On December 9, 2008 Shell sent Meridian a letter reiterating its demand for indemnity. Shell has not to date produced supporting documentation for its claim. Meridian denies that it owes any indemnity under the acquisition agreements; however, the amounts claimed are substantial in nature and if adversely determined, would have a material adverse effect on the Company. The Company is unable to express an opinion with respect to the likelihood of an unfavorable outcome of these matters or to estimate the amount or range of potential loss should any outcome be unfavorable. Therefore, the Company has not provided any amount for these matters in its financial statements at December 31, 2008.
Litigation involving insurable issues. There are no material legal proceedings involving insurable issues which exceed insurance limits to which Meridian or any of its subsidiaries is a party or to which any of its property is subject, other than ordinary and routine litigation incidental to the business of producing and exploring for crude oil and natural gas.
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of Meridian’s security holders during the fourth quarter of 2008.

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

	High	Low
2008:
First quarter	$1.86	$1.36
Second quarter	3.09	1.49
Third quarter	3.21	1.82
Fourth quarter	1.81	.56
2007:
First quarter	$3.01	$2.28
Second quarter	3.38	2.31
Third quarter	3.08	2.24
Fourth quarter	2.58	1.63
The closing sale price of the common stock on March 3, 2009, as reported on the New York Stock Exchange Composite Tape, was $0.15. As of March 4, 2009, we had approximately 712 shareholders of record.
On December 4, 2008, the Company received notification from the New York Stock Exchange that the Company had fallen below the continued listing criteria which requires a minimum average closing price of $1.00 per share over 30 consecutive trading days. The NYSE has suspended the minimum price requirement on a temporary basis, initially through June 30, 2009. The Company’s business operations, credit agreements, other debt obligations and Securities and Exchange Commission reporting requirements, are unaffected by this notification. The Company’s common stock remains listed on the NYSE under the symbol “TMR,” but the NYSE has assigned a “.BC” indicator to the symbol to denote that the company is below compliance for continued listing requirements.
In addition to the Company’s non-compliance with the listing criteria related to minimum average closing price, the Company is currently monitoring its compliance with another listing criteria. This criteria requires that average market capital over 30 consecutive trading days must be at least $15 million. Based on shares currently outstanding, the Company’s average market capital decreases below this level when the stock price drops below approximately $0.16 per share. Some closing prices in the first quarter of 2009 have been below this price.
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

Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth information as of December 31, 2008, with respect to our compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance:

Number of securities
remaining available for
	Number of securities to	Weighted-average	future issuance under
	be issued upon exercise	exercise price of	equity compensation plans
	of outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,024,044	$2.66	3,970,000

Equity compensation plans not approved by security holders	—	—	—

Total	4,024,044	$2.66	3,970,000

Item 6. Selected Financial Data
All financial data should be read in conjunction with our Consolidated Financial Statements and related notes thereto included in Item 8 and elsewhere in this report.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except prices and per share information)
A. Summary of Operating Data
Production:
Oil (MBbls)	765	838	859	882	1,270
Natural gas (MMcf)	9,369	13,239	18,170	20,490	27,839
Natural gas equivalent (MMcfe)	13,958	18,269	23,323	25,781	35,457
Average prices:
Oil ($/Bbl)	$83.18	$64.70	$55.73	$39.29	$28.40
Natural gas ($/Mcf)	9.07	7.29	7.77	7.84	5.98
Natural gas equivalent ($/Mcfe)	10.65	8.25	8.11	7.57	5.71
B. Summary of Operations
Total revenues	$149,165	$152,178	$190,957	$195,696	$203,118
Depletion and depreciation	72,072	77,076	106,067	97,354	102,915
Net earnings (loss)(1)	(209,886)	7,137	(73,884)	27,849	29,248
Net earnings (loss) per share:(1)
Basic	$(2.30)	$0.08	$(0.84)	$0.33	$0.41
Diluted	(2.30)	0.08	(0.84)	0.31	0.37
Dividends per:
Common share	$—	$—	$—	$—	$—
Redeemable preferred share	—	—	—	2.60	8.50
Preferred share	—	—	—	—	—
Weighted average common shares outstanding — basic	91,382	89,307	87,670	84,527	72,084
C. Summary Balance Sheet Data
Total assets	$304,575	$483,775	$467,895	$555,802	$513,274
Long-term obligations, inclusive of current maturities	103,849	75,000	75,000	75,000	75,129
Redeemable preferred stock	—	—	—	—	31,589
Stockholders’ equity	122,511	325,430	320,797	377,565	316,041

(1)	Applicable to common stockholders.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
Meridian is an independent oil and natural gas company that explores for, acquires and develops oil and natural gas properties utilizing 3-D seismic technology. Our operations have historically been focused on the onshore oil and natural gas regions in south Louisiana, the Texas Gulf Coast and offshore in the Gulf of Mexico. In recent years, the Company’s goal has been to replace our reserves, and to strengthen our reserve base with longer lived properties from our new areas for exploration. Increases in the prices of oil and natural gas over the past several years have favorably impacted our earnings from operations and enabled us to increase exploration efforts, and our capital spending has increased.
However, recent economic developments, most importantly the precipitous decrease in the prices of oil and natural gas in the second half of 2008, have necessitated that we reduce capital investment and revise our short term focus. While our long-term objective has not changed, our short term goals currently focus on maintaining and improving production, increasing working capital through property sales, and conserving cash through cost saving measures.
The following discussion points are organized around the issues upon which our management is most highly focused, as well as the industry conditions that most influence our performance; the discussion contains information relating to the past year’s performance as well as to our present circumstances and expectations for the coming fiscal year. Following that discussion, we provide the customary year to year analysis of our results of operations, and an expanded review of our liquidity.
Industry and economic conditions. The oil and gas industry has experienced significant volatility in the past year. After several years of rising demand, costs of exploration and development had risen in tandem with the prices for energy products. These economic trends encouraged exploration in more marginal areas at higher costs. However, in the second half of 2008, energy prices dropped precipitously. West Texas Intermediate traded on the spot market at approximately $145 per Bbl in July; by December 31, 2008, the price was approximately $40 per Bbl. Natural gas similarly reached a spot market high in July 2008 of over $13 per mmbtu, but by year-end was trading at approximately $6 per mmbtu.
Global capital markets have experienced significant disruptions in the past year, resulting in the closing or restructuring of numerous large financial institutions. Extreme uncertainty about creditworthiness, liquidity and interest rates, as well as the global economic recession, continue to limit credit availability. Typically, as is the case with Meridian, exploration and production companies borrow against the value of their proved reserves. When the market value of those reserves decreases due to energy price fluctuations, their ability to borrow declines; coupled with the recently tightened credit environment, exploration and production companies are experiencing a significant loss of credit availability, and Meridian is no exception.
The decrease in oil and natural gas prices has also caused operating cash flows to decline across the industry and at Meridian; coupled with the loss of credit access, companies’ cash resources may be extremely stressed.
Credit agreements. Commodity prices are a significant factor in the determination of the borrowing base available to the Company under our Credit Facility. Recently, the Company’s access to capital was restricted by a reduction in the borrowing base, and our ability to fund capital expenditures has significantly decreased. In December 2008, the borrowing base was reduced to equal the amount already outstanding, leaving no additional credit available. This impacts the Company’s capital spending plans and our ability to replace reserves.
As explained under Item I, General — Recent Developments, we are in default under certain covenants under the terms of our Credit Facility, and although our lenders have not responded with a notice of exercise of remedies, they may. Similarly, we are also in default under the terms of our rig note, which may also be declared in default by the lenders. Under each of these debt agreements, the lenders may accelerate all interest and principal payments in the event of default. Accordingly, we have classified the $95 million of debt outstanding under the credit facility at December 31, 2008, as well as the $8.8 million rig note, as current in the accompanying consolidated balance sheet as of December 31, 2008.
In addition, the borrowing base under our Credit Facility is scheduled for the next redetermination as of April 30, 2009. The lenders may set the base at a level below outstanding borrowings. In that case, the Company would be required to repay the deficit within 90 days.
As of December 31, 2008, our net working capital reflects a deficit of approximately $109.3 million, which includes $103.8 million of amounts due under these two debt agreements which have been reclassified as current as a result of the defaults noted above.
Cash preservation and strict management of cash flow are currently our highest priorities. We are currently pursuing a number of options to raise cash by selling non-strategic properties on reasonable terms, as well as reducing our ownership in some of our core properties. Our intent is to maintain ownership in our core production areas of south Louisiana and East Texas. See “Item 1, General — Current Plans” for more detailed information on our current plans.
Reserves. Our management has always focused on our reserve base, both the volume of proved reserves and the value of our future net revenues, which we calculate following SEC rules using the prices prevailing at the end of the period. During 2008, our total proved reserves decreased 10.2 Bcfe, due to production and because downward revisions exceeded total reserves added through discoveries, extensions, and positive revisions. We concentrated drilling efforts in 2008 on the East Texas Austin Chalk gas play. Although results there were generally encouraging, with seven new producing wells in 2008, performance of wells drilled in the Chalk in 2007 failed to reach expectations and some of our plans for development are considered uneconomic at current prices. These factors affected reserves by contributing negative revisions and decreasing the contribution of economic reserves from new discoveries.
Prices for oil and natural gas. Our revenues, operating profits, property impairment expense, and access to credit are all significantly impacted by the price of oil and natural gas. Prices also strongly influence our drilling programs, impacting the economic projections for proposed exploration and development activity.
While we received historically high average prices for oil and natural gas in 2008, by year-end our expected oil price, as utilized in our reserve estimates, had decreased approximately 47% from the average received in 2008. Similarly, our expected natural gas price decreased approximately 36% from the average received in 2008. The prices used in our reserve report are based on the prices prevailing at December 31, 2008; since that date, energy prices have continued to be extremely volatile, showing generally further declines.
Our estimated present value of future net revenues (before tax) from oil and natural gas at December 31, 2008 is $179.4 million, a decrease of $235.5 million, or 57%, from the value one year earlier. The decrease is due to both the 10.2 Bcfe decrease in reserves explained above, and the decrease in prices used to compute the value of our reserves. At December 31, 2007, the price per Mcfe used in computing future net revenues was $9.32; at December 31, 2008 it was $6.11 per Mcfe, or 34% lower.
Ceiling test. The carrying value of our oil and natural gas properties are limited according to SEC full cost accounting rules to the present value of our future net revenues from oil and natural gas (the “ceiling test”). Due to the decrease in prices at year-end, as well as to the decrease in our reserves, we recorded a significant non-cash impairment, or ceiling test write-down, to our oil and natural gas properties of $216.8 million. The impairment was also necessitated by the changed economics of our drilling program; a majority of our exploration efforts in the East Texas Austin Chalk were predicated on an expectation of higher natural gas prices than those we now expect to receive, and many of our newer wells were drilled when drilling costs had increased in tandem with increases in energy prices. We have curtailed our exploration and development plans for these economic reasons, as well as due to cash constraints, and the future value of our reserves accordingly reflects the reduction in the volume of undeveloped reserves. However, the most significant factors necessitating the ceiling test write-down were the decreases in prices and reserves, which directly decrease the ceiling.
Based on the continued volatility of energy prices since December 31, 2008, and the trend toward price decreases, Meridian may have an additional non-cash impairment in the first quarter of 2009.
Production. Management closely monitors production. Results for 2008 reflect a decline in production of 24% overall, primarily in the production of gas. This is the result of natural production declines in our mature south Louisiana properties.
Management team and non-routine contract settlement expenses.. During 2008, we settled the compensation contracts for our former Chief Executive Officer, Mr. Joseph A. Reeves, and our former Chief Operating Officer and President, Mr. Michael J. Mayell. The settlement resulted in a significant cash charge of $9.9 million to general and administrative expense, terminating all obligations under these contracts. In addition, we terminated the deferred compensation plan under which Messrs. Reeves and Mayell had received stock rights in lieu of cash compensation for many years. The termination resulted in issuance of approximately 3.5 million new shares of common stock, and a cash payment of approximately $3.0 million in lieu of stock for personal withholding taxes related to the stock issuance. Messrs. Reeves and Mayell remain on our Board of Directors, and will provide professional services to the Company under short-term consulting contracts that terminate on April 30, 2009.
Expenses. In addition to the non-routine contract settlement expense in 2008, we recorded approximately $1.7 million in compensation expense, net of capitalization, for employee retention bonuses. See Note 12 of Notes to Consolidated Financial Statements included herein for further information about this incentive plan for non-executive employees. This non-routine item has increased our expenses in 2008, but will have a lesser expense impact in 2009 (approximately $0.5 million expected in the first quarter of 2009); however, the cash impact will be greater in 2009 due to the second payment of approximately $2.9 million due March 31, 2009.
We have taken steps in early 2009 to reduce our annual expenses, both in the field and in the office. We reduced our staff by approximately 25 people, or 27%. The severance expense for the employees will be recorded in the first quarter of 2009, and will eliminate the retention incentive bonus they would otherwise have received (and is included in the $0.5 million expected expense mentioned above). The majority of the reduction was in our Houston office. We also have made changes to certain field operations that are also expected to yield cost savings. We will continue to review all expenses for additional opportunities for savings.
Drilling rig obligations. Although baseline field expenses are expected to decline during 2009, potential cash expenditures related to drilling obligations are expected to continue to be significant. During 2007, in order to ensure access to a drilling rig with the technical specifications appropriate to our drilling program, we committed to purchase a drilling rig. At the time, such rigs were in high demand, and as a result of this demand, our drilling program was faced with delays and increased costs. The purchased rig was largely constructed in 2007, and was placed in service near the end of the first quarter of 2008, at a total cost of $13.7 million.
We do not operate the rig; we lease the rig to Orion Drilling Company, LP (“Orion”). Orion pays us a monthly rental fee based on 50% of the monthly net profits of rig operation. The lease of the rig to Orion runs concurrently with a dayrate contract we have entered, under which Orion operates the rig. Each agreement is for twenty-four months terminating in March, 2010. Pursuant to our dayrate contract with Orion, we are obligated to pay the dayrate regardless of any inability to use the rig which may arise. When the rig is not in use on our wells, Orion may contract it to third parties, or the rig may be idled. Orion has been cooperative in actively seeking other parties to use the rig, and in agreeing to credit our obligation to some extent, based on revenues from other parties who utilize the rig when the Company is unable to. The rig was used continuously during 2008 in our East Texas drilling efforts; during the first quarter of 2009, the rig has been effectively subleased to others, but for short duration, at rates which are less than the dayrate under our contract. We are obligated for the difference in dayrates. We cannot predict whether such use by third parties will be consistent, nor to what extent it may offset our obligations under the dayrate contract.
We have an additional drilling rig commitment with Orion for a second rig, which we do not own; this is also a dayrate contract, which will terminate in February, 2011. We have used this rig continuously in our east Texas drilling program, and it is currently drilling one well which was in progress at December 31, 2008. We have no firm plans to utilize the rig once this well is complete, and have requested that Orion assist us in reducing our obligation under the same understanding as the owned rig described above. That is, we have requested that Orion utilize the rig on other projects and credit our contractual obligation based on this third party usage.
These obligations impact our drilling plans as well as critical cash flow projections for the coming months. If the rigs are idled, or if Orion is unable to fully credit the commitment under our dayrate drilling contracts when the rigs are utilized by third parties, we will incur losses which cannot be capitalized as part of the cost of oil and natural gas properties.
The market for drilling rigs deteriorated in the second half of 2008 in tandem with prices for oil and natural gas. Our rig, which includes a top-drive, is a well-equipped, long-lived asset and nearly new. While we believe it retains value, utilization in the short-term is uncertain, and dayrates have decreased. Based on the economic information available to us, and using conservative estimates of utilization and dayrates, we estimated the present value of the rig at $5.5 million as of December 31, 2008. Accordingly, in the fourth quarter of 2008, we recorded a non-cash impairment expense of $6.7 million to write down the net book value of the rig to $5.5 million. Due to the continued volatility in the prices of oil and natural gas, and its negative effect on the drilling industry, we will continue to review this asset for additional impairment. We cannot predict whether additional impairment will be necessary.
Exploration commitment. The Company has an exploration commitment under a contract regarding exploration in an area which management no longer believes has potential. The commitment totals $2.7 million and is due in the third quarter of 2009. It was recorded as a current liability and included in our full cost pool before impairment.
Tax Rate. Our effective income tax rate has varied significantly in the past several years. During periods of profitability, the effective rate was approximately 38-44%, which is greater than the corporate income tax rate of 35% primarily due to state taxes and other permanent differences. In 2008, we recorded a significant loss due to the non-cash impairment expense described above; the tax benefit to the Consolidated Statement of Operations resulting from the loss was limited to $8.4 million, which is the amount of our deferred tax liabilities at December 31, 2007. We limited the tax benefit by recording a valuation allowance against the deferred tax assets resulting from the 2008 net loss because management believes, given our overall current financial position, that there are significant uncertainties regarding our ability to generate net profits in the near term.
Thus the 4% effective income tax rate for 2008 is anomalous. Future effective tax rates will be reduced by the exhaustion of the valuation allowance over time. The total valuation allowance is $64.6 million.
Tax audit. In the fourth quarter of 2008, we were notified by the Internal Revenue Service that Meridian would be audited for fiscal years 2006 and 2007. We have engaged tax consultants to assist us in cooperating with the audit, which has progressed satisfactorily, although we cannot predict the outcome of the audit.
Operations Overview
During 2008, we achieved several goals in the areas of drilling success, production rates, favorable hedges, drilling cost reductions and prospect development.

Meridian participated in, drilled or recompleted 18 successful wells, eight in East Texas Austin Chalk, nine in South Louisiana, and one in Texas offshore. We managed to maintain roughly flat production levels by offsetting our fields’ 20-30% decline rates, and to enhance our 2008 and 2009 cash flow with favorable hedges. Drilling cost for wells in East Texas were reduced by approximately 20% compared to wells drilled in 2007. We moved out of some uneconomic areas (New Albany Shale, Palo Duro Basin, Oklahoma and Delaware Basin) and have generated several promising prospects in the Atchafalaya Bay and Barataria Bay areas by optimizing our well developed in-house seismic databases and technical team. Like many of our peers, Meridian was also forced to deal with several challenges. Those challenges included production interruptions from two hurricanes and severe commodity price swings that required us to report a non-cash ceiling test impairment as well as negative revisions to proved reserves.
The two areas in which Meridian was most active in 2008 were East Texas and South Louisiana.
East Texas Austin Chalk
During 2008 Meridian participated in nine wells in the East Texas Austin Chalk area, including seven successful completions, and two wells still drilling or under evaluation as of December 31, 2008. The successful wells include:
Blackstone Minerals A-917 No. 1H — tested at gross daily flow rates of up to 7.0 Mmcfe/d
Black Stone Minerals No. 5 — tested at gross daily flow rates of up to 18.1 Mmcfe/d
Freeman No. 1 — tested at gross daily flow rates of up to 16.7 Mmcfe/d
Blackstone Minerals A-507 No. 1 — tested at gross daily flow rates of up to 57 Mmcfe/d
Davis A-388 No. 1 — tested at gross daily flow rates of up to 38 Mmcfe/d
Blackstone Minerals A-507 No. 2 — tested at gross daily flow rates of up to 27.3 Mmcfe/d
Sutton A-574 No. 1 — tested at gross daily flow rates of up to 35.4 Mmcfe/d.
The key to being successful in this area is our focus on strict management of drilling and completion costs and leveraging our large acreage position through development drilling.
South Louisiana
During 2008 Meridian recompleted or drilled nine wells in the Company’s legacy asset areas of South Louisiana. The successful wells include:
Goodrich Cocke No. 7 — gross daily flow rate of 650 Bopd
Avoca 8 No.1 — gross daily flow rate of 2.6 Mmcfe/d
Myles Salt No. 27 — gross daily flow rate of 2.1 Mmcfe/d
CL&F B1 — gross daily flow rate of 700 Mcfe/d
CL&F C1 — gross daily flow rate of 900 Mcfe/d
Goodrich-Cocke No. 6 ST — gross daily flow rate of 2500 Bopd
Myles Salt No. 31 — gross daily flow rates of 300 Bopd
Myles Salt No. 46 — gross daily flow rate of 330 Bopd
Weeks Bay No. 15 — tested at a gross daily flow rate of 685 Bopd
South Louisiana remains a core area for near term and long term upside for Meridian. Weeks Island field is the Company’s largest oil field and continues to provide us additional opportunities from new well locations, sidetracks and development drilling. We are evaluating our reprocessed 3-D seismic data over Weeks Island and other regions of South Louisiana. The re-processed and newly acquired 3-D data has enhanced our generation of lower to moderate risk new projects in this core area where we are already active and have operations and production facilities in place. We anticipate drilling and recompletion activity in this area during 2009, primarily in the Weeks Island and Biloxi Marshland areas.
South Texas
Levering off the knowledge and experience gained in the East Texas Austin Chalk, we expanded beyond its currently established boundaries to potentially explore and test acreage located in the south-central Texas counties of Karnes and Lavaca. Last year, Meridian built a 30,000 acre leasehold position where we anticipate that potential production will have a higher oil content than our current production in the initial wells in East Texas. Our leases are still in their primary term; due to constraints on our capital budget, management plans to observe the exploration results of other operators during 2009, in order to gain additional geological and operational information about this play.
Capital Expenditure Plans for 2009. The Company anticipates the 2009 capital spending budget will be primarily used for recompletions and similar work on existing properties, and for lease maintenance costs. We anticipate that the budget will be significantly lower than in past years, reflecting our expectations of reduced cash flows due to commodity price declines and the loss of availability of funds under the Credit Facility. These factors will significantly impact funds available for capital spending. We currently anticipate funding the 2009 plan utilizing cash flow from operations and cash on hand, augmented by proceeds from sales of assets as possible.
Results of Operations
Year Ended December 31, 2008, Compared to Year Ended December 31, 2007
Revenue.
Oil and natural gas revenues, which include oil and natural gas hedging activities (see Note 13 of Notes to Consolidated Financial Statements included elsewhere herein), during the twelve months ended December 31, 2008, decreased $2.1 million (1%) to $149.2 million, as compared to 2007 revenues of $152.2 million, due to a 24% decrease in production volumes primarily from natural production declines, partially offset by a 29% increase in average commodity prices on a natural gas equivalent basis and new discoveries brought on between the comparable periods. Our average daily production decreased to 38.1 MMcfe for 2008 from 50.1 MMcfe during 2007. Oil and natural gas production volume totaled 13,958 MMcfe for 2008, compared to 18,269 MMcfe for 2007. During 2008, the Company’s drilling activity was primarily focused in the East Texas project area and the Terrebonne Parish area of South Louisiana. During 2008, the Company drilled or participated in the drilling of 22 wells of which 14 wells were completed, representing a 64% success rate. The following table summarizes Meridian’s operating revenues, production volumes and average sales prices for the years ended December 31, 2008 and 2007.

	Year Ended
	December 31,		Increase
	2008	2007	(Decrease)
Production:
Oil (MBbls)	765	838	(9%)
Natural gas (MMcf)	9,369	13,239	(29%)
Natural gas equivalent (MMcfe)	13,958	18,269	(24%)

Average Sales Price:
Oil (per Bbl)	$83.18	$64.70	29%
Natural gas (per Mcf)	9.07	7.29	24%

	Year Ended
	December 31,		Increase
	2008	2007	(Decrease)
Natural gas equivalent (per Mcfe)	10.65	8.25	29%

Operating Revenues (000’s):
Oil	$63,636	$54,218	17%
Natural gas	84,998	96,491	(12%)

Total	$148,634	$150,709	(1%)

Operating Expenses.
Oil and natural gas operating expenses on an aggregate basis decreased $4.1 million (14%) to $24.3 million in 2008, compared to $28.3 million in 2007. On a unit basis, lease operating expenses increased $0.19 per Mcfe to $1.74 per Mcfe for the year 2008 from $1.55 per Mcfe for the year 2007. Oil and natural gas operating expenses decreased between the periods primarily due to lower insurance and workover costs; in addition, some fields were shut-in during the third and fourth quarters of 2008 due to hurricane damage. The increase in the per Mcfe rate was attributable to the lower production between the two corresponding periods.
Severance and Ad Valorem Taxes.
Severance and ad valorem taxes increased $0.3 million (3%) to $9.7 million in 2008, compared to $9.4 million in 2007, primarily because of an increase in the average price of oil. Meridian’s oil and natural gas production is primarily from Louisiana and is therefore subject to Louisiana severance tax. The severance tax rates for Louisiana are 12.5% of gross oil revenues and $0.288 per Mcf (effective July 1, 2008) for natural gas. Generally in 2008, although total revenue was flat, a larger proportion was generated from oil, for which severance taxes are computed on a percentage basis. Natural gas taxes are based on a per mcf rate which on average did not significantly change. On an equivalent unit of production basis, severance and ad valorem taxes increased to $0.70 per Mcfe for 2008 from $0.52 per Mcfe for 2007. The effective severance tax rate for oil is significantly higher than that for natural gas, particularly when natural gas prices are trending higher, as they were throughout a good portion of 2008; thus the change in the mix of revenues and volumes toward more oil increased the effective tax rate, which is reflected in the per unit costs.
Depletion and Depreciation.
Depletion and depreciation expense decreased $5.0 million (6%) during 2008 to $72.1 million compared to $77.1 million for 2007. This was primarily the result of a 24% decrease in production volumes in 2008 compared to 2007, partially offset by an increase in the depletion rate compared to 2007. On a unit basis, depletion and depreciation expenses increased to $5.16 per Mcfe for 2008, compared to $4.22 per Mcfe for 2007. Depletion and depreciation expense on a per Mcfe basis increased primarily due to capital costs.
Impairment of Long-Lived Assets.
A decline in oil and natural gas prices as of December 31, 2008, resulted in the Company recognizing a non-cash impairment totaling $216.8 million of its oil and natural gas properties under the full cost method of accounting. In addition, we recorded impairment expense of $6.7 million on our drilling rig. See Note 4 of Notes to Consolidated Financial Statements included elsewhere herein, for additional information.
General and Administrative Expense.
General and administrative expenses, which are net of costs capitalized in our oil and natural gas properties (see Note 20 of Notes to Consolidated Financial Statements included elsewhere herein), increased $2.8 million (17%) to $19.1 million in 2008 compared to $16.2 million for the year 2007, primarily due to the cost of a retention bonus program for non-executive employees, and to a contract settlement with a former employee. (See Note 12 of Notes to Consolidated Financial Statements). On an equivalent unit of production basis, general and administrative expenses increased $0.47 per Mcfe to $1.36 per Mcfe for 2008 compared to $0.89 per Mcfe for 2007.

Contract Settlement Expense.
Contract settlement expense of $9.9 million was recorded in the second quarter of 2008 when the employment contracts of certain executive officers were replaced and certain other agreements governing other elements of their compensation packages were settled. There was no contract settlement expense recorded in 2007. See further information in Note 12 of Notes to Consolidated Financial Statements.
Accretion Expense.
In accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations,” (“SFAS 143”) the Company records long-term liabilities representing the discounted present value of the estimated asset retirement obligations with offsetting increases in capitalized oil and natural gas properties. This liability will continue to be accreted to its future value in subsequent reporting periods. The Company recorded accretion expense of $2.1 million and $2.2 million in 2008 and 2007, respectively. The slight decrease in 2008 levels in comparison to 2007 is primarily the result of revisions to estimated abandonment costs and actual abandonments, offset by additional wells drilled and placed on production during the year.
Hurricane Damage Repairs.
Hurricane damage repairs of $1.5 million were recorded in 2008 for hurricanes Ike and Gustav, primarily related to the Company’s insurance deductibles for each storm. There were no hurricane damage repairs recorded in 2007.
Interest Expense.
Interest expense decreased $0.7 million (11%) to $5.4 million in 2008 compared to $6.1 million for 2007. The decrease was primarily a result of decreased interest rates during 2008, partially offset by higher debt balances.
Taxes on Income.
Income tax expense for 2008 was a benefit of $8.5 million as compared to a provision of $5.7 million for 2007. Income taxes are generally provided on book income after taking into account permanent differences between book income and taxable income. The benefit for 2008 was primarily the result of the impairment of long-lived assets recognized during the fourth quarter of 2008. The effective tax rate of 44% in 2007 is typical of the rate experienced by the Company in a year without unusual items. The 2007 rate differs from the statutory corporate tax rate of 35% due to state income taxes, non-deductible expenses related to the basis of certain oil and natural gas properties acquired in years past, and non-deductible expenses. The effective tax rate of 4% in 2008 is the result of recording the impairment loss and the deferred tax asset valuation allowance. When there is uncertainty as to the ability to recover a deferred tax asset through future taxable income, no benefit can be recognized, and this was the case in 2008.

Year Ended December 31, 2007, Compared to Year Ended December 31, 2006
Oil and natural gas revenues, which include oil and natural gas hedging activities (see Note 13 of Notes to Consolidated Financial Statements included elsewhere herein), during the twelve months ended December 31, 2007, decreased $38.3 million (20%) as compared to 2006 revenues due to a 22% decrease in production volumes primarily from natural production declines, partially offset by a 2% increase in average commodity prices on a natural gas equivalent basis and new discoveries brought on between the comparable periods. Our average daily production decreased from 63.9 MMcfe during 2006 to 50.1 MMcfe for 2007. Oil and natural gas production volume totaled 18,269 MMcfe for 2007, compared to 23,323 MMcfe for 2006. During 2007, the Company’s drilling activity was primarily focused in the East Texas project area, the Oklahoma project area and the Terrebonne Parish area of South Louisiana. During 2007, the Company drilled or participated in the drilling of 25 wells of which 13 wells were completed, representing a 52% success rate. The following table summarizes Meridian’s operating revenues, production volumes and average sales prices for the years ended December 31, 2007 and 2006.

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
Impairment of Long-Lived Assets.
A decline in oil and natural gas prices as of September 30, 2006, resulted in the Company recognizing a non-cash impairment totaling $134.9 million ($87.7 million after tax) of its oil and natural gas properties under the full cost method of accounting. Additionally, the effect of this write-down resulted in a decrease in the Company’s depletion rate for 2007, but the rate increased in 2008 due to capital costs. See Note 4 of Notes to Consolidated Financial Statements included elsewhere herein, for additional information.
General and Administrative Expense.
General and administrative expenses, which are net of costs capitalized in our oil and natural gas properties (see Note 20 of Notes to Consolidated Financial Statements included elsewhere herein), decreased $0.5 million (3%) to $16.2 million in 2007 compared to $16.7 million for the year 2006, primarily due to a decrease in professional services. On an equivalent unit of production basis, general and administrative expenses increased $0.18 per Mcfe to $0.89 per Mcfe for 2007 compared to $0.71 per Mcfe for 2006.
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
Taxes on Income.
The provision (benefit) for income tax expense for 2007 was $5.7 million as compared to ($38.5 million) for 2006. Income taxes are generally provided on book income after taking into account permanent differences between book income and taxable income. The benefit for 2006 was primarily the result of the impairment of long-lived assets recognized during the third quarter of 2006. The effective tax rate of 44% in 2007 is typical of the rate experienced by the Company in a year without unusual items. The 2007 rate differs from the statutory corporate tax rate of 35% due to state income taxes, non-deductible expenses related to the basis of certain oil and natural gas properties acquired in years past, and non-deductible expenses. The effective tax rate of 35% for the net loss in 2006 is the result of the impairment loss recorded that year at a 35% benefit.

Liquidity and Capital Resources
Cash Flows. Net cash flow provided by operating activities was $92.8 million for the year ended December 31, 2008, as compared to $97.0 million for the year ended December 31, 2007, a decrease of $4.2 million or 4%, primarily due to funding $9.9 million of contract settlement expenses in 2008 for certain officers (see Note 12 of Notes to Consolidated Financial Statements included elsewhere herein) and lower oil and natural gas revenues primarily due to lower production, partially offset by changes in working capital accounts.
Net cash flows used in investing activities were $116.9 million for the year ended December 31, 2008, as compared to $113.6 million for the year ended December 31, 2007. This increase was due to higher expenditures for property and equipment in 2008.
Net cash flows provided by financing activities were $23.9 million for the year ended December 31, 2008, as compared to net cash flows used in financing activities of $1.3 million for 2007. Historically, the trend of our cash provision has been toward increasing use of our Credit Facility and other new debt (in thousands):

	2008	2007	2006
Cash provided by—
Operating activities	$92,767	$96,991	$137,272
Net drawdown under credit facility	20,000	—	—
New debt for drilling rig	10,000	—	—

Sales of property	7,171	3,060	11,032

	129,938	100,051	148,304

Cash utilized in—
Additions to property and equipment	124,059	116,696	141,796
Repurchase of common stock	75	1,158	—
Reductions of drilling rig debt	1,150	—	—

	125,284	117,854	141,796

Other source (uses), net—	(4,826)	(95)	1,651

Net increase (decrease) in cash—	$(172)	$(17,898)	$8,159
As noted above, we are in default under the terms of our Credit Facility, and our borrowing base is limited to the $95.0 million currently borrowed. This has also triggered an event of default under our rig note. The lenders under the rig note have been timely advised of the default under the Credit Facility and may respond with a declaration of default under the rig note. Under both these debt agreements, the creditors may accelerate all payments of principle and interest in response to an event of default, or they may elect to take other action. Thus far, neither lender has responded with a notice of any exercise of remedies. With credit markets extremely tight and the decrease in value of our proved reserves due to decreased energy prices, it is unlikely that supplemental credit sources will be available to us in the near term. In addition, the terms of our Credit Facility restrict our ability to engage in other borrowing transactions. At present, cash flows from operations and sales of property are our primary sources of cash.
We anticipate reduced cash from operations in 2009, due to the significant reduction in prices for oil and natural gas, and due to expected natural production declines, although we expect some offsets due to reduced general and administrative and field operations expenses. However, as described earlier, we have obligations under two long-term drilling contracts which may significantly impact operational cash flows. If we are unable to effectively sublease the two rigs continuously, or if the terms of agreements do not completely cover the commitment under our drilling contracts, we will incur negative cash flow under those contracts. We hope to limit such losses by utilizing the rigs in our own drilling as intended, but significant uncertainty exists regarding our capital expenditures for 2009 and forward. Reduction in capital spending is our first alternative after expense reductions to improve cash flow.

Cash Obligations. The following summarizes the Company’s contractual obligations at December 31, 2008, and the effect such obligations are expected to have on its liquidity and cash flow in future periods (in thousands):

	Less Than	1-3	After
	One Year	Years	3 Years	Total
Short and long term debt	$105,624	$—	$—	$105,624
Interest (6)	261	—	—	261
Drilling rigs (1) (2)	19,586	13,734	—	33,320
Drilling obligation (3)	2,666	—	—	2,666

Contract settlement obligation (4)	9,894	—	—	9,894
Retention incentive compensation plan (5)	2,946	—	—	2,946

Non-cancelable operating leases	2,170	3,700	—	5,870

Total contractual cash obligations	$143,147	$17,434	$—	$160,581

(1)	Commitments for drilling rigs include $11.4 million ($9.1 million and $2.3 million in 2009 and 2010, respectively) for a dayrate contract for operation of a rig owned by Meridian. The rig is leased to the operator with whom we have the dayrate contract. Offsetting this obligation for the dayrate contract, but not included above, are the payments we receive from the operator for his lease of the rig, which are based on a percentage of the monthly net profits of rig operation. The total rental income related to the rig in 2008, for nine months of rig operation, was $2,621,000. We have a dayrate contract for an additional rig which we do not own; the obligation under that dayrate contract is $10.5 million, $10.6 million, and $0.9 million in each of the years 2009, 2010, and 2011, respectively.

(2)	Actual net cash outflow for rig obligations will be impacted by the outcome of events which are currently uncertain. Under each of these contracts, when the rig is drilling for the Company, the entire dayrate is payable, but can be expected to be partially recovered if other working interest owners share costs of the well. When the Company is unable to utilize the rig, the Company is liable for the entire dayrate. However, the operator has been willing to credit our obligation to some extent, based on revenues from other parties who utilize the rig when the Company is unable to. During the first quarter of 2009, one rig has been effectively subleased to others, but for short duration; the resulting reduction in our net obligation has not been included in the table above. The other rig was utilized in the first quarter of 2009 drilling a Meridian-operated well in which the Company’s working interest is approximately 60%; the resulting reduction in our net obligation has not been included in the table above.

(3)	This obligation relates to an exploration commitment under a contract regarding exploration in an area which management no longer believes has potential.

(4)	This compensation-related obligation is to certain executives and is expected to be paid in June 2009 with funds currently set aside in a Rabbi Trust account. See Note 12 of the Notes to Consolidated Financial Statements included herein for further details. Until distribution, the assets of the trust belong to the Company, but are effectively restricted due to the obligation to the officers.

(5)	These contractually-obligated retention payments are to be paid to our non-executive employees who continue their employment with the Company through March 31, 2009. See Note 12 of the Notes to Consolidated Financial Statements included herein for further details. Payment is expected to be made in the first quarter of 2009 using general funds. As of December 31, 2008, we had accrued $2.0 million of this liability.
Current Credit Facility. On December 23, 2004, the Company amended the Credit Facility to provide for a four-year $200 million senior secured credit facility (the “Credit Facility”) with Fortis Capital Corp., as administrative agent, sole lead arranger and bookrunner; Comerica Bank as syndication agent; and Union Bank of California as documentation agent. Bank of Nova Scotia, Allied Irish Banks PLC, RZB Finance LLC and Standards Bank PLC completed the syndication group. The initial borrowing base under the Credit

Facility was $130 million. The borrowing base under the Credit Facility was redetermined by the syndication group to be $115 million effective October 31, 2007.
The terms of the Credit Facility contain numerous covenants and restrictions. Currently, we are in default of a covenant which requires that we maintain a current ratio (as defined in the Credit Facility) of one to one. Our current ratio, as defined, is 0.76 at December 31, 2008. Presently, our lenders have been informed of our default under these covenants, and have not responded with a notice of any exercise of remedies. Among the remedies available to the lenders upon an event of default is acceleration of all principal and interest payments. Accordingly, we have classified all indebtedness under the Credit Facility, $95.0 million, in current liabilities on the accompanying Consolidated Balance Sheets. We cannot predict what action our lenders may take.
On February 21, 2008, the Company amended the Credit Facility . The lending institutions under the amended Credit Facility include Fortis Capital Corp. as administrative agent, co-lead arranger and bookrunner; The Bank of Nova Scotia, as co-lead arranger and syndication agent; Comerica Bank, US Bank NA and Allied Irish Bank plc each in their respective capacities as lenders (collectively, the “Lenders.”) The maturity date was extended to February 21, 2012, and the borrowing base was redetermined to be $110 million. Interest rates were slightly increased by increasing the range of the add-on to the prime base rate by 250 basis points on the lower end of the range and by 500 basis points on the higher end of the range; the range of the add-on to the alternative base rate was increased by 250 basis points on the higher end of the range.
On December 19, 2008, the Company entered into the Second Amendment to Credit Agreement to the Credit Facility (“Second Amendment”). The Second Amendment redetermined the borrowing base at $95 million, limiting borrowing to the amount outstanding at December 31, 2008. In addition, interest rates were increased by increasing the range of the add-on to the prime base rate by 500 basis points on the lower end of the range and by 750 basis points on the higher end of the range; the range of the add-on to the alternative base rate was increased by the same amounts.
The Credit Facility is subject to semi-annual borrowing base redeterminations on April 30 and October 31 of each year. In addition to the scheduled semi-annual borrowing base redeterminations, the Lenders or the Company have the right to redetermine the borrowing base at any time, provided that no party can request more than one such redetermination between the regularly scheduled borrowing base redeterminations. The determination of our borrowing base is subject to a number of factors, including quantities of proved oil and natural gas reserves, the banks’ price assumptions and other various factors unique to each member bank. Our Lenders can redetermine the borrowing base to a lower level than the current borrowing base if they determine that our oil and natural gas reserves, at the time of redetermination, are inadequate to support the borrowing base then in effect. In the event our then-redetermined borrowing base is less than our outstanding borrowings under the Credit Facility, we will be required to repay the deficit within a 90-day period.
Obligations under the Credit Facility are secured by pledges of outstanding capital stock of the Company’s subsidiaries and by a first priority lien on not less than 75% (95% in the case of an event of default) of its present value of proved oil and natural gas properties. In addition, the Company is required to deliver to the Lenders and maintain satisfactory title opinions covering not less than 70% of the present value of proved oil and natural gas properties. The Credit Facility also contains other restrictive covenants, including, among other items, maintenance of certain financial ratios, restrictions on cash dividends on common stock and under certain circumstances preferred stock, limitations on the redemption of preferred stock, limitations on repurchases of common stock, restrictions on incurrence of additional debt, and an unqualified audit report on the Company’s consolidated financial statements. The Company is in compliance with each of these covenants, with the exception of the requirement that we maintain a current ratio (as defined in the Credit Facility) of 1.0, and the requirement that we deliver an unqualified audit report on our consolidated financial statements. As of December 31, 2008, our current ratio, as defined, was 0.76. As a result of our current lack of financial liquidity, our independent registered public accounting firm has included a modification in its report on our consolidated financial statements included herein.

Under the Credit Facility, the Company may secure either (i) (a) an alternative base rate loan that bears interest at a rate per annum equal to the greater of the administrative agent’s prime rate; or (b) federal funds-based rate plus 1/2 of 1%, plus an additional 1.25% to 2.50% depending on the ratio of the aggregate outstanding loans and letters of credit to the borrowing base or; (ii) a Eurodollar base rate loan that bears interest, generally, at a rate per annum equal to the London interbank offered rate (“LIBOR”) plus 2.0% to 3.25%, depending on the ratio of the aggregate outstanding loans and letters of credit to the borrowing base. At December 31, 2008, the three-month LIBOR interest rate was 1.425%. The Credit Facility continues to provide for commitment fees of 0.375% calculated on the difference between the borrowing base and the aggregate outstanding loans and letters of credit under the agreements. As of March 13, 2009, outstanding borrowing under the Credit Facility totaled $95.0 million.
Rig Note. On May 2, 2008, the Company, through its wholly owned subsidiary TMR Drilling Corporation (“TMRD”), entered into a financing agreement with The CIT Group Equipment Financing, Inc. (“CIT”). Under the terms of the agreement, TMRD borrowed $10.0 million, at a fixed interest rate of 6.625%, in order to refinance the purchase of a land-based drilling rig to be used in Company operations. The rig had been purchased using cash on hand and funds available to the Company under the Credit Facility. Funds from the new agreement were used to reduce borrowing under the Credit Facility. The loan is collateralized by the drilling rig, as well as general corporate credit. The term of the loan is five years; monthly payments of $196,248 for interest and principal are to be made until the loan is completely repaid at termination of the agreement on May 2, 2013.
Our failure to comply with any of the restrictions and covenants under our Credit Facility results in a default under the facility, which results in an event of default under our rig note. The total balance outstanding under the rig note at December 31, 2008 is $8.8 million. The remedies available to CIT under the rig note include acceleration of all principal and interest payments. Accordingly, we have classified all indebtedness under the rig note, $8.8 million, in current liabilities on the accompanying Consolidated Balance Sheets at December 31, 2008.
Presently, CIT has been informed of our default under the covenants of the Credit Facility, and has not responded with a notice of any exercise of remedies. We cannot predict what action they may take.
Capital Expenditures. Capital expenditures in 2008 consisted of $117.6 million for property and equipment additions related to exploration and development of various prospects, including leases, seismic data acquisitions, production facilities, and related drilling and workover activities and property acquisitions.
The Company anticipates the 2009 capital spending budget will be primarily used for recompletions and similar work on existing properties, and for lease maintenance costs. We anticipate that the budget will be significantly lower than in past years, reflecting our expectations of reduced cash flows due to commodity price declines and the loss of availability of funds under the Credit Facility. These factors will significantly impact funds available for capital spending. We currently anticipate funding the 2009 plan utilizing cash flow from operations and cash on hand, augmented by proceeds from sales of assets as possible.
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
Prior to implementing this program, the Company was required to seek approval of the repurchase program from the Lenders under the Credit Facility. The repurchase program was approved by the Lenders, subject to certain restrictive covenants. During February 2007, the Lenders in the Credit Facility unanimously approved an amendment increasing the available limit for the Company’s repurchase of its common stock from $1.0 million to $5.0 million annually. The amendment contained restrictive covenants on the Company’s ability to repurchase its common stock including (i) the Company cannot utilize funds under the Credit Facility to fund any stock repurchases and (ii) immediately prior to any repurchase, availability under the Credit Facility must be equal to at least 20% of the then effective borrowing base. As of December 31, 2008, availability under the Credit Facility was less than the required 20%, and repurchases have been suspended.
As of December 31, 2008, the Company had repurchased 535,416 common shares at a cost of $1,234,000, of which 501,300 shares have been issued for 401(k) contributions, for contract services, and for compensation. The program does not require the Company to repurchase any specific number of shares and may be modified, suspended or terminated at any time without prior notice. The Company does not expect to make share repurchases in the near term.
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
Property and Equipment. The Company follows the full cost method of accounting for its investments in oil and natural gas properties. All costs incurred with the acquisition, exploration and development of oil and natural gas properties, including unproductive wells, are capitalized. Under the full cost method of accounting, such costs may be incurred both prior to or after the acquisition of a property and include lease acquisitions, geological and geophysical services, drilling, completion and equipment. Included in capitalized costs are general and administrative costs that are directly related to acquisition, exploration and development activities, and which are not related to production, general corporate overhead or similar activities. For the years 2008, 2007, and 2006, such capitalized costs totaled $17.4 million, $16.5 million, and $15.4 million, respectively. General and administrative costs related to production and general overhead are expensed as incurred.

Proceeds from the sale of oil and natural gas properties are credited to the full cost pool, except in transactions involving a significant quantity of reserves or where the proceeds received from the sale would significantly alter the relationship between capitalized costs and proved reserves, in which case a gain or loss would be recognized.
Future development, site restoration, and dismantlement and abandonment costs, are estimated property by property based upon current economic conditions and are included in amortization of our oil and natural gas property costs.
The provision for depletion and amortization of oil and natural gas properties is computed by the unit-of-production method. Under this computation, the total unamortized costs of oil and natural gas properties (including future development, site restoration, and dismantlement and abandonment costs), excluding costs of unproved properties, are divided by the total estimated units of proved oil and natural gas reserves at the beginning of the period to determine the depletion rate. This rate is multiplied by the physical units of oil and natural gas produced during the period.
Changes in the quantities of our reserves could significantly impact the Company’s expense of depletion and amortization of oil and natural gas properties. A 10% decrease in reserves would have increased our expense for the year by approximately 3%; however, a 10% increase in our reserves would have decreased our expense for the year by approximately 3%.
The cost of unevaluated oil and natural gas properties not subject to depletion is assessed quarterly to determine whether such properties have been impaired. In determining impairment, an evaluation is performed on current drilling results, lease expiration dates, current oil and natural gas industry conditions, available geological and geophysical information, and actual exploration and development plans. Any impairment assessed is added to the cost of proved properties being amortized.
At December 31, 2008, we had $39.9 million allocated to unevaluated oil and natural gas properties. A 10% decrease in the unevaluated oil and natural gas properties balance would have increased our expense of depletion and amortization of oil and natural gas properties by less than 1% and a 10% increase would have decreased our provision by less than 1% for the year ended December 31, 2008.
Full-Cost Ceiling Test. At the end of each quarter, the unamortized cost of oil and natural gas properties, net of related deferred income taxes, is limited to the sum of the estimated future after-tax net revenues from proved properties using period-end prices, after giving effect to cash flow hedge positions, discounted at 10%, and the lower of cost or fair value of unproved properties adjusted for related income tax effects.
The calculation of the ceiling test and depletion expense are based on estimates of proved reserves. There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting the future rates of production, timing, and plan of development. The accuracy of any reserves estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, testing, and production subsequent to the date of the estimate may justify a revision of such estimate. Accordingly, reserve estimates are often different from the quantities of oil and natural gas that are ultimately recovered.
At December 31, 2008, the unamortized cost of our oil and natural gas properties, net of related deferred income taxes, exceeded the ceiling under the full cost method of accounting for our oil and natural gas properties. Accordingly, based on December 31, 2008 pricing of $5.79 per Mcf of natural gas and $44.04 per barrel of oil, in the fourth quarter of 2008, the Company recognized a non-cash impairment of $216.8 million ($203.2 million after tax) of the Company’s oil and natural gas properties under the full cost method of accounting. A non-cash impairment of $134.9 million ($87.7 million after tax) was recognized in the third quarter of 2006, based on prices prevailing at that time.

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
At December 31, 2008, we had no cushion (i.e., the excess of the ceiling over our capitalized costs). Thus, any decrease in prices affecting the end of subsequent accounting periods, net of the effect of our hedging positions, may require us to record additional impairment charges. Any future impairment would be impacted by changes in the accumulated costs of oil and natural gas properties, which may in turn be affected by sales or acquisitions of properties and additional capital expenditures. Future impairment would also be impacted by changes in estimated future net revenues, which are impacted by additions and revisions to oil and natural gas reserves. A 10% decrease in prices would have increased our 2008 non-cash impairment expense by approximately $31.3 million, or 15%.
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
The Company’s results of operations and operating cash flows are impacted by changes in market prices for oil and natural gas. To mitigate a portion of the exposure to adverse market changes, the Company has entered into various derivative contracts. These contracts allow the Company to predict with greater certainty the effective oil and natural gas prices to be received for our hedged production. Although derivatives often fail to achieve 100% effectiveness for accounting purposes, our derivative instruments continue to be highly effective in achieving the risk management objectives for which they were intended. These contracts have been designated as cash flow hedges as provided by SFAS 133 and any changes in fair value are recorded in other comprehensive income until earnings are affected by the variability in cash flows of the designated hedged item. Any changes in fair value resulting from the ineffectiveness of the hedge are reported in the consolidated statement of operations as a component of revenues. The Company recognized a loss of $18,000 during the year ended December 31, 2008, a gain of $21,000 during the year ended December 31, 2007, and a gain of $128,000 during the year ended December 31, 2006.
As of December 31, 2008, the estimated fair value of the Company’s oil and natural gas agreements was an unrealized gain of $8.1 million ($8.1 million net of tax) which is recognized in Accumulated Other Comprehensive Income (Loss). Based upon oil and natural gas commodity prices at December 31, 2008, all of the unrealized gain deferred in Accumulated Other Comprehensive Income (Loss) could potentially increase gross revenues in 2009. The derivative agreements expire at various dates through December 31, 2009.
Net settlements under these contract agreements increased oil and natural gas revenues by $4,663,000, $3,252,000 and $3,821,000 for the years ended December 31, 2008, 2007, and 2006, respectively.
See Item 7A, Quantitative and Qualitative Disclosures about Market Risk, for additional discussion of disclosures about market risk.
Fair Value of Financial Instruments. Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, and bank borrowings. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the highly liquid nature of these short-term instruments. The fair value of bank borrowings under the Credit Facility approximate the carrying amounts as of December 31, 2008 and 2007. The rate is variable and had been recently renegotiated on December 19, 2008; in addition, the value of the underlying collateral is in excess of the outstanding amount. The Company also has a smaller bank debt with a fixed rate (the rig note). The fair value of the rig note, computed for disclosure purposes only, is estimated as $5.5 million; the carrying value of the debt is $8.8 million. The fair value was estimated based on the fair value of the underlying collateral, which is a drilling rig owned by the Company. See Note 4 of Notes to Consolidated Financial Statements included herein for further information on how fair value for the rig was estimated; see Note 5 for further information on the Credit Facility and the rig note.
Deferred Tax Asset Valuation Allowance. Under the liability method, deferred tax assets and liabilities are recognized for the estimated future tax effects attributable to temporary differences and carryforwards. Ultimately, realization of a deferred tax benefit depends on the existence of sufficient taxable income within the carryback/carryforward period to absorb future deductible temporary differences or a carryforward. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized, including such evidence as the scheduled reversal of deferred tax liabilities and projected future taxable income. As a result of the current assessment, in 2008 we recorded a valuation allowance against deferred tax assets equal to the full amount of those assets.
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
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. The standard applies prospectively to new fair value measurements performed after the required effective dates, which are as follows: on January 1, 2008, the standard became applicable to measurements of the fair values of financial instruments and recurring fair value measurements of non-financial assets and liabilities; on January 1, 2009, the standard will apply to all remaining fair value measurements, including non-recurring measurements of non-financial assets and liabilities, such as asset retirement obligations and impairments of long-lived assets other than oil and natural gas properties. The Company adopted the effective portion of SFAS 157 on January 1, 2008; the adoption did not have a material impact on our financial position or results of operations. We do not expect the adoption in 2009 of application of the new standard to non-financial assets and liabilities to have a material impact on our financial position or results of operations.

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
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”), which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States of America (the GAAP hierarchy). This Statement became effective November 15, 2008. The adoption of SFAS 162 had no material effect on our financial statements or related disclosures.
In June 2008 the FASB Emerging Task Force issued EITF Abstract Issue No. 07-05, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-05”). The issue clarifies the determination of equity instruments which may qualify for an exemption from SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Generally, equity instruments which qualify under the guidelines of EITF 07-05 may be accounted for in equity accounts; those which do not qualify are subject to derivative accounting. The guidance will be effective for fiscal years and interim periods beginning after December 15, 2008. We are evaluating the effect of EITF 07-05 on our financial statements; we expect that certain of our outstanding warrants will be subject to derivative accounting, and we cannot predict the effect on our results of operations, as it is dependent on our stock price.
In December 2008, the Securities and Exchange Commission published a Final Rule, “Modernization of Oil and Gas Reporting”. The new rule permits the use of new technologies to determine proved reserves if those technologies have been demonstrated to lead to reliable conclusions about reserves volumes. The new requirements also will allow companies to disclose their probable and possible reserves to investors. In addition, the new disclosure requirements require companies to: (a) report the independence and qualifications of its reserves preparer or auditor; (b) file reports when a third party is relied upon to prepare reserves estimates or conducts a reserves audit; and (c) report oil and gas reserves using an average price based upon the prior 12-month period rather than year-end prices. The use of average prices will affect future impairment and depletion calculations.
The new disclosure requirements are effective for annual reports on Forms 10-K for fiscal years ending on or after December 31, 2009. A company may not apply the new rules to disclosures in quarterly reports prior to the first annual report in which the revised disclosures are required. The Company has not yet determined the impact of this Final Rule, which will vary depending on changes in commodity prices on its disclosures financial position or results of operations.
ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk
The Company is exposed to market risk from changes in interest rates and hedging contracts. A discussion of the market risk exposure in financial instruments follows.
Interest Rates
We are subject to interest rate risk on our long-term fixed interest rate debt and variable interest rate borrowings. Our long-term borrowings primarily consist of borrowings under the Credit Facility. Since interest charged on borrowings under the Credit Facility floats with prevailing interest rates (except for the applicable interest period for Eurodollar loans), the carrying value of borrowings under the Credit Facility should approximate the fair market value of such debt. Changes in interest rates, however, will change the cost of borrowing. Assuming $95 million remains borrowed under the Credit Facility, we estimate our annual interest expense will change by $0.95 million for each 100 basis point change in the applicable interest rates utilized under the Credit Facility.

Hedging Contracts
From time to time, Meridian addresses market risk by selecting instruments whose value fluctuations correlate strongly with the underlying commodity being hedged. From time to time, we may enter into derivative agreements to hedge the price risks associated with a portion of anticipated future oil and natural gas production. While the use of hedging arrangements limits the downside risk of adverse price movements, it may also limit future gains from favorable movements. Under these agreements, payments are received or made based on the differential between a fixed and a variable product price. These agreements are settled in cash at or prior to expiration. The Company’s Credit Facility (Note 5) requires that counterparties in derivative transactions be limited to the Lenders, including affiliates of the Lenders. The Company does not obtain collateral from the Company’s counterparties to support counterparty obligations under the agreements. The master derivative contracts with each counterparty allow the Company, so long as it is not a defaulting party, after a default or the occurrence of a termination event, to set-off against the interest of the counterparty in any outstanding balance under the Credit Facility. In practice, no such set-off has been made, and all settlements have been made in cash. As of December 31, 2008, however, the Company is in default of two covenants contained in the Credit Facility, the breach of which is also a default under the master derivative agreements. The Company’s hedge counterparties are not obligated to make payments to the Company under the hedging agreements while the Company’s default is continuing. The Company’s set-off rights under the master derivative agreements cannot be exercised due to such default. The Company’s hedging counterparties may exercise their remedies under the hedging agreements, and potentially under the Credit Facility, on account of the Company’s default. If a counterparty were to default in payment of an obligation, the Company would be exposed to commodity price fluctuations, and the protection intended by the hedge would be lost. The value of assets from hedging activities would be impacted. In addition, as expected cash flows from hedging contracts are included in computing future net revenues, the “ceiling test” could be impacted, which could result in a non-cash write-down of oil and natural gas properties. Balances owed by the Company under derivative agreements are collateralized by the security interests supporting the Credit Facility. The agreements also contain provisions permitting netting of multiple unrelated transactions that settle on the same day and in the same currency.
All of the Company’s current hedging agreements are in the form of costless collars. The costless collars provide the Company with a lower limit “floor” price and an upper limit “ceiling” price on the hedged volumes. The floor price represents the lowest price the Company will receive for the hedged volumes while the ceiling price represents the highest price the Company will receive for the hedged volumes. The costless collars are settled monthly based on the NYMEX futures contract.
The notional amount is equal to the total net volumetric hedge position of the Company during the periods presented. The positions effectively hedge approximately 34% of our proved developed natural gas production and 19% of our proved developed oil production during the respective terms of the hedging agreements. The fair values of the hedges are based on the difference between the strike price and the NYMEX future prices for the applicable trading months.
The fair values of our hedging agreements are recorded on our consolidated balance sheet as assets or liabilities. The estimated fair value of our hedging agreements as of December 31, 2008, is provided below (see the Company’s website at www.tmrc.com for a quarterly breakdown of the Company’s hedge position for 2008 and beyond):

					Estimated
					Fair Value
					Asset (Liability)
		Notional	Floor Price	Ceiling Price	December 31, 2008
	Type	Amount	($ per unit)	($ per unit)	(in thousands)
Natural Gas (mmbtu)
Jan 2009 - Dec 2009	Collar	1,230,000	$7.50	$10.45	$2,070
Jan 2009 - Dec 2009	Collar	760,000	$8.00	$10.30	1,592
Jan 2009 - Dec 2009	Collar	540,000	$8.00	$13.35	1,166

Total Natural Gas					$4,828

Crude Oil (bbls)
Jan 2009 - Dec 2009	Collar	23,000	$70.00	$93.55	$434
Jan 2009 - Dec 2009	Collar	43,000	$80.00	$111.00	1,236
Jan 2009 - Dec 2009	Collar	49,000	$85.00	$128.50	1,638
Total Crude Oil					3,308

					$8,136

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
Houston, Texas
We have audited the accompanying consolidated balance sheets of The Meridian Resource Corporation as of December 31, 2008 and 2007 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Meridian Resource Corporation at December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, at December 31, 2008, the Company was in violation of certain debt covenants resulting in the default on its revolving credit and other debt agreements, which raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Meridian Resource Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2009 expressed an unqualified opinion thereon.
/s/ BDO Seidman, LLP

Houston, Texas
March 16, 2009

THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(thousands, except per share data)

	Year Ended December 31,
	2008	2007	2006
REVENUES:
Oil and natural gas	$148,634	$150,709	$189,041
Price risk management activities	(18)	21	128
Interest and other	549	1,448	1,788

	149,165	152,178	190,957

OPERATING COSTS AND EXPENSES:
Oil and natural gas operating	24,280	28,338	22,614
Severance and ad valorem taxes	9,727	9,409	11,259
Depletion and depreciation	72,072	77,076	106,067
General and administrative	19,063	16,221	16,674
Contract settlement	9,894	—	—
Accretion expense	2,064	2,230	1,588
Impairment of long-lived assets	223,543	—	134,865
Hurricane damage repairs	1,462	—	4,314

	362,105	133,274	297,381

EARNINGS (LOSS) BEFORE OTHER EXPENSES & INCOME TAXES	(212,940)	18,904	(106,424)

OTHER EXPENSES:
Interest expense	5,408	6,090	5,982

EARNINGS (LOSS) BEFORE INCOME TAXES	(218,348)	12,814	(112,406)

INCOME TAXES:
Current	(269)	650	369
Deferred	(8,193)	5,027	(38,891)

	(8,462)	5,677	(38,522)

NET EARNINGS (LOSS)	(209,886)	7,137	(73,884)

NET EARNINGS (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$(209,886)	$7,137	$(73,884)

NET EARNINGS (LOSS) PER SHARE:
Basic	$(2.30)	$0.08	$(0.84)
Diluted	$(2.30)	$0.08	$(0.84)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
Basic	91,382	89,307	87,670
Diluted	91,382	94,944	87,670
See notes to consolidated financial statements.

THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(thousands of dollars)

	December 31,
	2008	2007

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$13,354	$13,526
Restricted cash	9,971	30
Accounts receivable, less allowance for doubtful accounts of $210 [2008] and $210 [2007]	16,980	19,874
Due from affiliates	—	2,580
Prepaid expenses and other	3,292	4,538
Assets from price risk management activities	8,447	2,453
Deferred tax asset	—	164

Total current assets	52,044	43,165

PROPERTY AND EQUIPMENT:
Oil and natural gas properties, full cost method (including $39,927 [2008] and $53,645 [2007] not subject to depletion)	1,877,925	1,771,768
Land	48	48
Equipment and other	21,371	18,503

	1,899,344	1,790,319
Less accumulated depletion and depreciation	1,647,496	1,350,577

Total property and equipment, net	251,848	439,742

OTHER ASSETS:
Assets from price risk management activities	—	865
Other	683	3

Total other assets	683	868

TOTAL ASSETS	$304,575	$483,775

See notes to consolidated financial statements.

THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (continued)
(thousands of dollars)

	December 31,
	2008	2007
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$15,097	$9,583
Advances from non-operators	5,517	6,996
Revenues and royalties payable	6,267	6,592
Due to affiliates	8,145	—
Notes payable	1,775	2,662
Accrued liabilities	18,831	22,011
Liabilities from price risk management activities	311	2,772
Asset retirement obligations	1,457	3,365
Current income taxes payable	47	147
Current maturities of long-term debt	103,849	—

Total current liabilities	161,296	54,128

LONG-TERM DEBT	—	75,000

OTHER:
Deferred income taxes	—	8,238
Liabilities from price risk management activities	—	861
Asset retirement obligations	20,768	20,118

	20,768	29,217

COMMITMENTS AND CONTINGENCIES (Notes 6, 7, 11, and 12)

STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value (200,000,000 shares authorized, 93,045,592 [2008] and 89,450,466 [2007] shares issued) 07] and 89,139,600 [2006] issued)	948	936
Additional paid-in capital	538,561	537,145
Accumulated deficit	(422,028)	(212,142)
Accumulated other comprehensive income (loss)	8,129	(221)

	125,610	325,718
Less treasury stock, at cost, 1,712,114 [2008] and 158,683 [2007] shares	3,099	288

Total stockholders’ equity	122,511	325,430

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$304,575	$483,775

See notes to consolidated financial statements.

THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(thousands of dollars)

	Year Ended December 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$(209,886)	$7,137	$(73,884)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depletion and depreciation	72,072	77,076	106,067
Impairment of long-lived assets	223,543	—	134,865
Amortization of other assets	224	436	443
Non-cash compensation	1,728	2,549	2,300
Non-cash price risk management activities	18	(21)	(128)
Accretion expense	2,064	2,230	1,588
Deferred income taxes	(8,193)	5,027	(38,891)
Changes in assets and liabilities:
Restricted cash	(9,941)	1,252	(48)
Accounts receivable	3,645	4,411	16,903
Prepaid expenses and other	1,246	(1,081)	(2,163)
Accounts payable	4,629	(946)	362
Advances from non-operators	(1,480)	3,945	3,051
Due to (from) affiliates	10,725	(1,910)	(5,308)
Revenues and royalties payable	(325)	(1,341)	(1,216)
Asset retirement obligations	(613)	(2,055)	(6,026)
Other assets and liabilities	3,311	282	(643)

Net cash provided by operating activities	92,767	96,991	137,272

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(124,059)	(116,696)	(130,062)
Acquisition of properties	—	—	(11,734)
Proceeds from (settlements on) sale of property	7,171	3,060	11,032

Net cash used in investing activities	(116,888)	(113,636)	(130,764)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	48,000	3,000	10,000
Reductions in long-term debt	(19,150)	(3,000)	(10,000)
Proceeds — Notes payable	5,684	9,540	9,248
Reductions — Notes payable	(6,571)	(9,632)	(7,597)
Repurchase of common stock	(75)	(1,158)	—
Payment of taxes due on vested stock	(3,035)	—	—
Additions to deferred loan costs	(904)	(3)	—

Net cash provided by (used in) financing activities	23,949	(1,253)	1,651

NET CHANGE IN CASH AND CASH EQUIVALENTS	(172)	(17,898)	8,159
Cash and cash equivalents at beginning of year	13,526	31,424	23,265

CASH AND CASH EQUIVALENTS AT END OF YEAR	$13,354	$13,526	$31,424

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Non-cash activities:
Issuance of shares for contract services	$144	$(1,033)	$(795)
Issuance of shares for acquisition of properties	$—	$—	$(7,000)
Accrual of capital expenditures	$(6,460)	$4,799	$(259)
Rig depreciation capitalized to oil and natural gas properties	$1,538	$—	$—
ARO Liability — new wells drilled	$451	$476	$4,559
ARO Liability — changes in estimates	$(3,160)	$24	$10,723
See notes to consolidated financial statements.

THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2006, 2007 and 2008 (in thousands)

					Accumulated
			Additional	Accumulated	Other	Unamortized
	Common Stock		Paid-In	Earnings	Comprehensive	Deferred	Treasury Stock
	Shares	Par Value	Capital	(Deficit)	Income (Loss)	Compensation	Shares	Cost	Total

Balance, December 31, 2005	86,818	$900	$524,692	$(145,395)	$(2,314)	$(318)	—	$—	$377,565
Effect of adoption of SFAS 123(R)	—	—	(318)	—	—	318	—	—	—
Issuance of rights to common stock	—	5	(5)	—	—	—	—	—	—
Company’s 401(k) plan contribution	92	1	335	—	—	—	—	—	336
Share-based compensation	—	—	372	—	—	—	—	—	372
Compensation expense	—	—	1,592	—	—	—	—	—	1,592
Accum. other comprehensive income	—	—	—	—	7,021	—	—	—	7,021
Issuance of shares for contract services	224	2	793	—	—	—	—	—	795

Issuance of shares—Vintage acq.	2,006	20	6,980	—	—	—	—	—	7,000
Net loss	—	—	—	(73,884)	—	—	—	—	(73,884)

Balance, December 31, 2006	89,140	$928	$534,441	$(219,279)	$4,707	$—	—	$—	$320,797
Shares repurchased	—	—	—	—	—	—	501	(1,158)	(1,158)
Issuance of rights to common stock	—	5	(5)	—	—	—	—	—	—
Company’s 401(k) plan contribution	42	1	155	—	—	—	(157)	390	546
Share-based compensation	—	—	294	—	—	—	—	—	294
Compensation expense	—	—	1,598	—	—	—	—	—	1,598
Accum. other comprehensive income	—	—	—	—	(4,928)	—	—	—	(4,928)
Issuance of shares for contract services	237	2	584	—	—	—	(175)	447	1,033
Issuance of shares as compensation	31	—	78	—	—	—	(10)	33	111
Net earnings	—	—	—	7,137	—	—	—	—	7,137

Balance, December 31, 2007	89,450	$936	$537,145	$(212,142)	$(221)	$—	159	$(288)	$325,430
Issuance of rights to common stock	—	4	(4)	—	—	—	—	—	—
Compensation expense—stock rights	—	—	968	—	—	—	—	—	968
Issuance of shares for rights to common stock	3,515	17	3,082	—	—	—	(1,712)	(3,099)	—
Reductions of rights to common stock	—	(10)	(3,025)	—	—	—	—	—	(3,035)
Company’s 401(k) plan contributions	103	1	240	—	—	—	(99)	181	422
Share-based compensation	—	—	193	—	—	—	—	—	193
Accum. other comprehensive income activity	—	—	—	—	8,350	—	—	—	8,350

Issuance of shares for contract services	11	—	37	—	—	—	(60)	107	144
Shares repurchased and retired	(34)	—	(75)	—	—	—	—	—	(75)
Net loss	—	—	—	(209,886)	—	—	—	—	(209,886)

Balance, December 31, 2008	93,045	948	538,561	(422,028)	8,129	$—	(1,712)	(3,099)	122,511

See notes to consolidated financial statements.

THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(thousands of dollars)

	Year Ended December 31,
	2008	2007	2006

Net earnings (loss) applicable to common stockholders	$(209,886)	$7,137	$(73,884)

Other comprehensive income (loss), net of tax, for unrealized gains (losses) from hedging activities:
Unrealized holding gains (losses) arising during period (1)	3,806	(2,814)	9,505
Reclassification adjustments on settlement of contracts (2)	4,544	(2,114)	(2,484)

	8,350	(4,928)	7,021

Total comprehensive income (loss)	$(201,536)	$2,209	$(66,863)

(1) Net income tax (expense) benefit	$0	$1,515	$(5,118)
(2) Net income tax (expense) benefit	$(119)	$1,138	$1,337
See notes to consolidated financial statements.

THE MERIDIAN RESOURCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION, BASIS OF PRESENTATION AND GOING CONCERN
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
The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company experienced a net loss of $209.9 million for the year ended December 31, 2008, has a working capital deficiency of $109.3 million, including $95.0 million outstanding under its credit facility and $8.8 million in additional bank debt, and is facing immediate and long-term obligations in excess of its existing sources of liquidity, which raise substantial doubt about the Company’s ability to continue as a going concern.
The Company is in default of two covenants under its revolving credit facility (“Credit Facility”) at December 31, 2008. The Company’s current ratio, as defined in the Credit Facility, is below the required 1.0 ratio. In addition, the Company is not in compliance with a covenant requiring that the Company’s auditors’ opinion of its current financial statements be without, modification. The accompanying report of independent registered accounting firm includes a “going concern” explanatory paragraph that expresses substantial doubt about the Company’s ability to continue as a going concern.
Under the terms of the Credit Facility, the lenders have various remedies available if they choose to declare a default, including acceleration of payment of all principal and interest. Although they have not demanded any accelerated payments, they may. In addition, the borrowing base under the Credit Facility, which is scheduled for redetermination effective April 30, 2009, is determined at the discretion of the lenders, based primarily on the value of the Company’s proved reserves. The value of proved reserves has been significantly reduced during the second half of 2008 due to the precipitous decrease in the prices of oil and natural gas. The lenders may set the borrowing base at a level below the outstanding borrowings of $95.0 million. In that case, the Company would be required to repay the deficit within 90 days.
The Company is also in default of its other bank debt, a five-year $8.8 million loan, payable in monthly installments of approximately $196,000, which was used to purchase a drilling rig (“rig note.”) Under the terms of the rig note, any non-compliance or default under the terms of the Credit Facility triggers a default under the terms of the rig note, as well. The remedies available to the lender under the rig note also include acceleration of all principal and interest payments. The lenders under the rig note have been timely advised of the default under the covenants of the Credit Facility and may respond with a declaration of default under the rig note. The lenders may accelerate all payments of principle and interest in response to an event of default, or they may elect to take other action.
If either or both of these lenders were to make demands for repayment either due to the default of covenants or in reference to a reduction in the borrowing base, the Company would likely be forced to sell assets to make any such payments.
In addition to liquidity issues related to bank debt and working capital, the Company has significant obligations under two long term dayrate drilling rig contracts. These obligations, described more fully in Notes 6 and 7, place a significant burden on cash flow in the immediate future.
Management is currently pursuing discussions with the lenders to obtain waivers. In addition, management is exploring a number of options to conserve or increase cash. These actions include a significant reduction of capital spending, renegotiation of drilling rig contracts, cost reductions through headcount reductions as well as reductions of field operating expenses, and sales of assets.

There can be no assurance that cash flow from operations and other sources of liquidity, including asset sales, will be sufficient to meet contractual, operating and capital obligations. The financial statements have been adjusted to reclassify to current liabilities debts which, absent the default and resulting potential for acceleration of payment by the lenders, would have been classified as long-term. The financial statements do not include any other adjustments that might result from the outcome of uncertainty regarding the Company’s ability to raise additional capital, sell assets, or otherwise obtain sufficient funds to meet its obligations.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, after eliminating all significant intercompany transactions.
Restricted Cash
The Company classifies cash balances as restricted cash when cash is restricted as to withdrawal or usage. The restricted cash balance at December 31, 2008, was $9,971,000 and at December 31, 2007, was $30,000. Restricted cash was increased by $9,894,000 in May 2008, when contractual obligations to certain executives were funded by cash placed in a Rabbi Trust account. The obligations and trust are more fully described in Note 12. Additional restricted cash is related to a contractual obligation with respect to royalties payable.
Property and Equipment
The Company follows the full cost method of accounting for its investments in oil and natural gas properties. All costs incurred in the acquisition, exploration and development of oil and natural gas properties, including unproductive wells, are capitalized. Included in capitalized costs are general and administrative costs that are directly related with acquisition, exploration and development activities. Proceeds from the sale of oil and natural gas properties are credited to the full cost pool, except in transactions involving a significant quantity of reserves, or where the proceeds received from the sale would significantly alter the relationship between capitalized costs and proved reserves, in which case a gain or loss is recognized. Under the rules of the Securities and Exchange Commission (“SEC”) for the full cost method of accounting, the net carrying value of oil and natural gas properties, less related deferred taxes, is limited to the sum of the present value (10% discount rate) of the estimated future net after-tax cash flows from proved reserves, based on the current prices and costs as adjusted for the Company’s cash flow hedge positions, plus the lower of cost or estimated fair value of unproved properties adjusted for related income tax effects. See Note 4.
Capitalized costs of proved oil and natural gas properties are depleted on a units of production method using proved oil and natural gas reserves. Costs depleted include net capitalized costs subject to depletion and estimated future dismantlement, restoration, and abandonment costs. Estimated future abandonment, dismantlement and site restoration costs include costs to dismantle, relocate and dispose of the Company’s offshore production platforms, gathering systems, and wells and related structures.
Equipment, which includes a drilling rig, computer equipment, computer hardware and software, furniture and fixtures, leasehold improvements and automobiles, is recorded at cost and is generally depreciated on a straight-line basis over the estimated useful lives of the assets, which range in periods of three to seven years.
Repairs and maintenance are charged to expense as incurred.
Drilling Rig

TMR Drilling Corporation (“TMRD”), a wholly owned subsidiary of the Company, owns a rig which is used primarily to drill wells operated by the Company. In April 2008, an unaffiliated service company, Orion Drilling, Ltd, began leasing the rig from TMRD, and operating it under a dayrate contract with the Company. The Company records drilling expenditures under the dayrate contract as capitalized exploration costs. All TMRD profits or losses related to lease of the rig, including any incidental profits or losses related to the share of drilling costs borne by our joint interest partners, are offset against the full cost pool. SEC guidelines for full cost accounting require this method in cases where services are performed by a company on properties that it owns and/or manages. A total of $1.1 million in profit was transferred to the full cost pool during 2008, representing all profits on the lease, including those related to services performed on behalf of our joint interest partners.
In the future the rig may be used by the service company for work on third party wells in which the Company has no economic or management interest. In that case, a proportional amount of TMRD’s profit or loss related to the lease of the rig will be reflected in the statement of operations.
Statement of Cash Flows
For purposes of the statements of cash flows, cash equivalents include time deposits, certificates of deposit and all highly liquid instruments with original maturities of three months or less. The Company made cash payments for interest of $5.6 million, $6.0 million, and $5.5 million in 2008, 2007 and 2006, respectively. Cash payments (refunds) for income taxes (federal and state, net of receipts) were $385,000 for 2008, $61,000 for 2007 and ($322,000) for 2006.
Concentrations of Credit Risk
Substantially all of the Company’s receivables are due from oil and natural gas purchasers and other oil and natural gas producing companies located in the United States. Accounts receivable are generally not collateralized. Historically, credit losses incurred on receivables of the Company have not been significant.
Receivables related to oil and natural gas hedging contracts are not collateralized but are supported by rights of offset against the Company’s credit facility, so long as our compliance with all the terms of that facility is complete. However,we are not in compliance with certain financial covenants as of December 31, 2008. See Notes 5 and 13 for further information.
The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 as of December 31, 2008 ($100,000 as of December 31, 2007). As of December 31, 2008, the FDIC also provides an unlimited guarantee for balances in non-interest bearing transactional accounts. At December 31, 2008, and December 31, 2007, the Company had approximately $20,696,000 and $13,318,000, respectively, in excess of FDIC insured limits, including cash in restricted cash accounts. The Company has not experienced any losses in such accounts.
Revenue Recognition and Accounts Receivable
Meridian recognizes oil and natural gas revenue from its interests in producing wells as oil and natural gas is produced and sold from those wells (the sales method). Oil and natural gas sold is not significantly different from the Company’s share of production. Accounts receivable includes accrued oil and natural gas revenue receivables of approximately $10.2 million and $16.6 million as of December 31, 2008 and 2007, respectively.
The Company maintains an allowance for doubtful accounts on trade receivables equal to amounts estimated to be uncollectible. This estimate is based upon historical collection experience, combined with a specific review of each customer’s outstanding trade receivable balance. Management believes that the allowance for doubtful accounts is adequate; however, actual write-offs may exceed the recorded allowance.
Hurricane Damage Repairs
The expenses of $1.5 million in 2008 and $4.3 million in 2006 are related to damages incurred from hurricanes Ike and Gustav in 2008, and hurricanes Katrina and Rita in 2005. Damages are primarily related to the Company’s insurance deductible; in 2005 damages also included repair costs in excess of insured values. The final claim settlement negotiations for the 2005 hurricanes were concluded in February 2007; settlements with insurers for damages incurred in 2008 are currently in process.
Capitalized Interest
Interest cost is capitalized as part of the historical cost of assets. During 2008 and 2007, respectively, interest of approximately $191,000 and $323,000 was capitalized on the construction of our drilling rig purchase. Our unevaluated oil and natural gas properties did not include any individual investments which we consider significant enough to qualify for interest capitalization under our internal policies. Interest is capitalized using a weighted average interest rate based on our outstanding borrowings.
Earnings Per Share
Basic earnings per share amounts are calculated based on the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is based on the weighted average number of shares of common stock outstanding for the periods, including the dilutive effects of stock options, warrants, and share rights granted. Dilutive options, warrants, and share rights that are issued during a period or that expire or are canceled during a period are reflected in the computations for the time they were outstanding during the periods being reported. Options where the exercise price of the options exceeds the average price for the period are considered antidilutive, and therefore are not included in the calculation of dilutive shares. Shares of Company stock held by the trustee of the Rabbi Trust, although treated as treasury stock for presentation on the Consolidated Balance Sheets, are included in computation of basic and diluted earnings per share, as all conditions precedent to their issue, other than passage of time, have been satisfied.
Stock Options
Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R, “Shared-Based Payment,” (“SFAS 123R”) using the modified prospective method. SFAS 123R addresses the accounting for share-based payment transactions in which an enterprise received services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.
Compensation expense is recorded for stock options and other equity awards over the requisite vesting periods based upon the fair value on the date of the grant.
Fair Value of Financial Instruments.
Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and bank borrowings. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value due to the highly liquid nature of these short-term instruments. The fair value of bank borrowings under our Credit Facility, which constitute the majority of bank debt, approximates the carrying amounts as of December 31, 2008 and 2007. The rate is variable and had been recently renegotiated on December 19, 2008. See Note 5 for further details on the Credit Facility. The Company also has a smaller bank debt with a fixed rate. The fair value for that debt, computed for disclosure purposes only, is estimated as $5.5 million; the carrying value of the debt is $8.8 million. The fair value was estimated based on the fair value of the underlying collateral. The collateral is a drilling rig owned by the Company; see Note 4 for further information on how fair value for the rig was estimated.
Our oil and gas price risk hedging contracts are also financial instruments, recorded at fair value; see Note 9.
Notes Payable.
Notes payable are related to the financing of the Company’s insurance program. The weighted average interest rates on the notes payable were 4.69% and 6.76%, as of December 31, 2008 and 2007, respectively.
Lease Accounting.
The Company amortizes the cost of leasehold improvements over the term of the lease. Rent incentives, such as rent holidays, are also amortized over the life of the lease.
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
Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash-flow hedge are recorded in other comprehensive income, until earnings are affected by the variability in cash flows of the designated hedged item. The Company recognized a loss of $18,000, and gains of $21,000, and $128,000 related to hedge ineffectiveness during the years ended December 31, 2008, 2007, and 2006, respectively.
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
When cash flow hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the Company continues to carry the derivative on the balance sheet at its fair value with subsequent changes in fair value included in earnings, and gains and losses that were accumulated in other comprehensive income are immediately recognized in earnings. In all other situations in which hedge accounting is discontinued, the Company continues to carry the derivative at its fair value on the balance sheet and recognizes any subsequent changes in its fair value in earnings. Gains or losses accumulated in other comprehensive income at the time the hedge relationship is terminated are reclassified into operations in the month in which the related derivative contracts settle.
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
Under the liability method, deferred tax assets and liabilities are recognized for the estimated future tax effects attributable to temporary differences and carryforwards. Ultimately, realization of a deferred tax benefit depends on the existence of sufficient taxable income within the carryback/carryforward period to absorb future deductible temporary differences or a carryforward. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized, including such evidence as the scheduled reversal of deferred tax liabilities and projected future taxable income. As a result of the current assessment, in 2008 the Company recorded a valuation allowance equal to the net deferred tax assets.
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
Recent Accounting Pronouncements
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
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. The standard applies prospectively to new fair value measurements performed after the required effective dates, which are as follows: on January 1, 2008, the standard became applicable to measurements of the fair values of financial instruments and recurring fair value measurements of non-financial assets and liabilities; on January 1, 2009, the standard will apply to all remaining fair value measurements, including non-recurring measurements of non-financial assets and liabilities, such as asset retirement obligations and impairments of long-lived assets other than oil and natural gas properties. The Company adopted the effective portion of SFAS 157 on January 1, 2008; the adoption did not have a material impact on our financial position or results of operations. We do not expect the adoption in 2009 of application of the new standard to non-financial assets and liabilities to have a material impact on our financial position or results of operations.
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
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”), which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States of America (the GAAP hierarchy). This Statement became effective November 15, 2008. The adoption of SFAS 162 had no material effect on our financial statements or related disclosures.

In June 2008, the FASB Emerging Task Force issued EITF Abstract Issue No. 07-05, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-05”). The issue clarifies the determination of equity instruments which may qualify for an exemption from SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Generally, equity instruments which qualify under the guidelines of EITF 07-05 may be accounted for in equity accounts; those which do not qualify are subject to derivative accounting. The guidance will be effective for fiscal years and interim periods beginning after December 15, 2008. We are evaluating the effect of EITF 07-05 on our financial statements; we expect that certain of our outstanding warrants will be subject to derivative accounting, and we cannot predict the effect on our results of operations, as it is dependent on our stock price.
In December 2008, the Securities and Exchange Commission published a Final Rule, “Modernization of Oil and Gas Reporting”. The new rule permits the use of new technologies to determine proved reserves if those technologies have been demonstrated to lead to reliable conclusions about reserves volumes. The new requirements also will allow companies to disclose their probable and possible reserves to investors. In addition, the new disclosure requirements require companies to: (a) report the independence and qualifications of its reserves preparer or auditor; (b) file reports when a third party is relied upon to prepare reserves estimates or conducts a reserves audit; and (c) report oil and gas reserves using an average price based upon the prior 12-month period rather than year-end prices. The use of average prices will affect future impairment and depletion calculations.
The new disclosure requirements are effective for annual reports on Forms 10-K for fiscal years ending on or after December 31, 2009. A company may not apply the new rules to disclosures in quarterly reports prior to the first annual report in which the revised disclosures are required. The Company has not yet determined the impact of this Final Rule, which will vary depending on changes in commodity prices on its disclosures financial position or results of operations.
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
Accretion expenses were $2.1 million, $2.2 million and $1.6 million in 2008, 2007 and 2006, respectively.
The following table describes the change in the Company’s asset retirement obligations for the years ended December 31, 2008 and 2007 (thousands of dollars):

Asset retirement obligation at December 31, 2006	$22,808

Additional retirement obligations recorded in 2007	476
Settlements during 2007	(2,055)
Revisions to estimates and other changes during 2007	24
Accretion expense for 2007	2,230

Asset retirement obligation at December 31, 2007	23,483

Additional retirement obligations recorded in 2008	451
Settlements during 2008	(613)
Revisions to estimates and other changes during 2008	(3,160)
Accretion expense for 2008	2,064

Asset retirement obligation at December 31, 2008	$22,225

Our revisions to estimates represent changes to the expected amount and timing of payments to settle our asset retirement obligations. These changes primarily result from obtaining new information about the timing of our obligations to plug our natural gas and oil wells and the costs to do so.
4. IMPAIRMENT OF LONG-LIVED ASSETS
At the end of each quarter, the unamortized cost of oil and natural gas properties, net of related deferred income taxes, is limited to the sum of the estimated future after-tax net revenues from proved properties using period-end prices, after giving effect to cash flow hedge positions, discounted at 10%, and the lower of cost or fair value of unproved properties adjusted for related income tax effects.
The cost of unevaluated oil and natural gas properties not subject to depletion is also assessed quarterly to determine whether such properties have been impaired. In determining impairment, an evaluation is performed on current drilling results, lease expiration dates, current oil and natural gas industry conditions, available geological and geophysical information, and actual exploration and development plans. Any impairment assessed is added to the cost of proved properties being amortized.
At December 31, 2008, the unamortized cost of our oil and natural gas properties, net of related deferred income taxes, exceeded the ceiling under the full cost method of accounting for our oil and natural gas properties. Accordingly, based on December 31, 2008 pricing of $5.79 per Mcf of natural gas and $44.04 per barrel of oil, in the fourth quarter of 2008 the Company recognized non-cash impairment expense of $216.8 million ($203.2 million after tax) to the Company’s oil and natural gas properties under the full cost method of accounting. A non-cash impairment of $134.9 million ($87.7 million after tax) was recognized in the third quarter of 2006, based on prices prevailing at that time.
The Company also recorded a non-cash impairment of the value of its drilling rig, due to uncertainties regarding utilization and dayrates for similar rigs, which have decreased significantly since the second quarter of 2008. Based on the economic information available to us, and using conservative estimates of utilization and dayrates, we estimated the present value of the rig at $5.5 million as of December 31, 2008. Accordingly, we recorded non-cash impairment expense of $6.7 million to write down the net book value of the rig to $5.5 million in the fourth quarter.

Due to the substantial volatility in oil and natural gas prices and their effect on the carrying value of the Company’s proved oil and natural gas reserves, there can be no assurance that future write-downs will not be required as a result of factors that may negatively affect the present value of proved oil and natural gas reserves and the carrying value of oil and natural gas properties, including volatile oil and natural gas prices, downward revisions in estimated proved oil and natural gas reserve quantities and unsuccessful drilling activities. Furthermore, due to the related impact of volatile energy prices on the drilling industry, there can be no assurance that future write-downs will not be required for the drilling rig as well.
5. DEBT
Revolving Credit Agreement
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
The terms of the Credit Facility contain numerous covenants and restrictions. Currently, the Company is in default of a covenant which requires that it maintain a current ratio (as defined in the Credit Facility) of one to one. The current ratio, as defined, is 0.76 at December 31, 2008, exclusive of amounts which would not be currently payable, except for the circumstances of potential acceleration of payment. The Company is also in default of the requirement that the Company’s auditors’ opinion for the current financial statements be without modification. The accompanying report of independent registered accounting firm includes a “going concern” explanatory paragraph expressing substantial doubt about the Company’s ability to continue as a going concern.
Presently, the lenders have been informed of the default under these covenants, and have not responded with a notice of any remedies they may choose to pursue. Among the remedies available to the lenders upon an event of default is acceleration of all principal and interest payments. Accordingly, all indebtedness under the Credit Facility at December 31, 2008, $95.0 million, has been classified in current liabilities on the accompanying Consolidated Balance Sheets.
On February 21, 2008, the Company amended the Credit Facility . The lending institutions under the amended Credit Facility include Fortis Capital Corp. as administrative agent, co-lead arranger and bookrunner; The Bank of Nova Scotia, as co-lead arranger and syndication agent; Comerica Bank, US Bank NA and Allied Irish Bank plc each in their respective capacities as lenders (collectively, the “Lenders.”) The maturity date was extended to February 21, 2012, and the borrowing base was redetermined to be $110 million. Interest rates were slightly increased by increasing the range of the add-on to the prime base rate by 250 basis points on the lower end of the range and by 500 basis points on the higher end of the range; the range of the add-on to the alternative base rate was increased by 250 basis points on the higher end of the range.
On December 19, 2008, the Company entered into the Second Amendment to Credit Agreement to the Credit Facility (“Second Amendment”). The Second Amendment redetermined the borrowing base at $95 million, limiting borrowing to the amount outstanding at December 31, 2008. In addition, interest rates were increased by increasing the range of the add-on to the prime base rate by 500 basis points on the lower end of the range and by 750 basis points on the higher end of the range; the range of the add-on to the alternative base rate was increased by the same amounts.

The Credit Facility is subject to semi-annual borrowing base redeterminations on April 30 and October 31 of each year. In addition to the scheduled semi-annual borrowing base redeterminations, the Lenders or the Company have the right to redetermine the borrowing base at any time, provided that no party can request more than one such redetermination between the regularly scheduled borrowing base redeterminations. The determination of the borrowing base is subject to a number of factors, including quantities of proved oil and natural gas reserves, the banks’ price assumptions and other various factors unique to each member bank. The lenders can redetermine the borrowing base to a lower level than the current borrowing base if they determine that our oil and natural gas reserves, at the time of redetermination, are inadequate to support the borrowing base then in effect. In the event the redetermined borrowing base is less than our outstanding borrowings under the Credit Facility, the Company will be required to repay the deficit within a 90-day period.
Obligations under the Credit Facility are secured by pledges of outstanding capital stock of the Company’s subsidiaries and by a first priority lien on not less than 75% (95% in the case of an event of default) of its present value of proved oil and natural gas properties. In addition, the Company is required to deliver to the Lenders and maintain satisfactory title opinions covering not less than 70% of the present value of proved oil and natural gas properties. The Credit Facility also contains other restrictive covenants, including, among other items, maintenance of certain financial ratios, restrictions on cash dividends on common stock and under certain circumstances preferred stock, limitations on the redemption of preferred stock, limitations on repurchases of common stock, restrictions on incurrence of additional debt, and an unqualified audit report on the Company’s consolidated financial statements. As noted above, at December 31, 2008, the Company is in default of two of these covenants.
Under the Credit Facility, the Company may secure either (i) (a) an alternative base rate loan that bears interest at a rate per annum equal to the greater of the administrative agent’s prime rate; or (b) federal funds-based rate plus 1/2 of 1%, plus an additional 1.25% to 2.50% depending on the ratio of the aggregate outstanding loans and letters of credit to the borrowing base or; (ii) a Eurodollar base rate loan that bears interest, generally, at a rate per annum equal to the London interbank offered rate (“LIBOR”) plus 2.0% to 3.25%, depending on the ratio of the aggregate outstanding loans and letters of credit to the borrowing base. At December 31, 2008, the three-month LIBOR interest rate was 1.425%. The Credit Facility continues to provide for commitment fees of 0.375% calculated on the difference between the borrowing base and the aggregate outstanding loans and letters of credit under the agreements. As of March 13, 2009, outstanding borrowing under the Credit Facility totaled $95.0 million.
Rig Note. On May 2, 2008, the Company, through its wholly owned subsidiary TMR Drilling Corporation (“TMRD”), entered into a financing agreement with The CIT Group Equipment Financing, Inc. (“CIT”). Under the terms of the agreement, TMRD borrowed $10.0 million, at a fixed interest rate of 6.625%, in order to refinance the purchase of a land-based drilling rig to be used in Company operations. The rig had been purchased using cash on hand and funds available to the Company under the Credit Facility. Funds from the new agreement were used to reduce borrowing under the Credit Facility. The loan is collateralized by the drilling rig, as well as general corporate credit. The term of the loan is five years; monthly payments of $196,248 for interest and principal are to be made until the loan is completely repaid at termination of the agreement on May 2, 2013.
The Company’s default under the Credit Facility also resulted in an event of default under our rig note. The total balance outstanding under the rig note at December 31, 2008 is $8.8 million. The remedies available to CIT in the event of default include acceleration of all principal and interest payments. Accordingly, all indebtedness under the rig note, $8.8 million, has been classified in current liabilities on the accompanying Consolidated Balance Sheets as of December 31, 2008.
Presently, CIT has been informed of the Company’s default under the covenants of the Credit Facility, and has not responded with a notice of any remedies it may choose to pursue.
Current Debt Maturities
Scheduled debt maturities for the next five years and thereafter, as of December 31, 2008, including notes payable, are as follows: $105,624,000 in 2009 and none thereafter. Absent the assumed acceleration of principal under the Credit Facility and the rig note, scheduled maturities would be: $3,598,000 in 2009, $1,948,000 in 2010, $2,081,000 in 2011, $97,223,000 in 2012, $774,000 in 2013, and none thereafter.
6. CONTRACTUAL OBLIGATIONS
In April 2006, the Company negotiated an amendment to its office building lease agreement that extended the Company’s office lease until September 30, 2011. As of December 31, 2008, the remaining base rental payments will be $1.8 million in 2009, $2.0 million in 2010, and $1.6 million in 2011. The Company also has operating leases for equipment with various terms, none exceeding three years. Rental expense amounted to approximately $2.0 million, $2.1 million and $2.6 million in 2008, 2007 and 2006, respectively. Future minimum lease payments under all non-cancelable operating leases having initial terms of one year or more are $2.2 million for 2009, $2.1 million for 2010, $1.6 million for 2011, and none thereafter. In addition, over the next three years, the Company has contractual obligations for the use of two drilling rigs. These obligations are $19.6 million in 2009, $12.8 million in 2010, and $0.9 million in 2011.
Additional contractual obligations in 2009 include: $9.9 million to be paid to former executives under a settlement of various compensatory agreements (see Note 12 for further information); $2.9 million payable to non-executive employees under a retention incentive plan (see Note 12 for further information); and $2.7 million payable under a commitment for exploratory activity.
7. COMMITMENTS AND CONTINGENCIES
Default under Credit Agreement
As described in Notes 1 and 5, the Company is in default under the terms of the Credit Facility and the Rig note. It may also be declared in default, at the discretion of CIT, under the terms of the rig note. The lead or administrative lenders under each of these agreements have been informed of the circumstances of default under the Credit Facility. Neither lender has advised the Company of an event of default, nor the action they intend to take in response. Among the remedies available to lenders under each of these debt agreements is acceleration of all principal and interest payments. Accordingly, all such debt has been classified as current in the Consolidated Balance Sheets as of December 31, 2008. The Company is currently unable to predict what actions the lenders may pursue; therefore, the Company has not provided for this matter as of December 31, 2008, in its financial statements at December 31, 2008, other than to reclassify all outstanding debt as current.
Litigation
H. L. Hawkins litigation. In December 2004, the estate of H.L. Hawkins filed a claim against Meridian for damages “estimated to exceed several million dollars” for Meridian’s alleged gross negligence, willful misconduct and breach of fiduciary duty under certain agreements concerning certain wells and property in the S.W. Holmwood and E. Lake Charles Prospects in Calcasieu Parish in Louisiana, as a result of Meridian’s satisfying a prior adverse judgment in favor of Amoco Production Company. Mr. James Bond had been added as a defendant by Hawkins claiming Mr. Bond, when he was General Manager of Hawkins, did not have the right to consent, could not consent or breached his fiduciary duty to Hawkins if he did consent to all actions taken by Meridian. Mr. James T. Bond was employed by H.L. Hawkins Jr. and his companies as General Manager until 2002. He served on the Board of Directors of the Company from March 1997 to

August 2004. After Mr. Bond’s employment with Mr. Hawkins, Jr., and his companies ended, Mr. Bond was engaged by The Meridian Resource & Exploration LLC as a consultant. This relationship continued until his death. Mr. Bond was also the father-in-law of Michael J. Mayell, the Chief Operating Officer of the Company at the time. A hearing was held before Judge Kay Bates on April 14, 2008. Judge Bates granted Hawkins’ Motion finding that Meridian was estopped from arguing that it did not breach its contract with Hawkins as a result of the United States Fifth Circuit’s decision in the Amoco litigation. Meridian disagrees with Judge Bates’ ruling but the Louisiana First Court of Appeal declined to hear Meridian’s writ requesting the court overturn Judge Bates’ ruling. Meridian has filed a motion with Judge Bates asking that she make her ruling a final judgement which would give Meridian the right to appeal now. The Hawkins interests have opposed this motion. Management continues to vigorously defend this action on the basis that Mr. Hawkins individually and through his agent, Mr. Bond, agreed to the course of action adopted by Meridian and further that Meridian’s actions were not grossly negligent, but were within the business judgment rule. Since Mr. Bond’s death, a pleading has been filed substituting the proper party for Mr. Bond. The Company is unable to express an opinion with respect to the likelihood of an unfavorable outcome of this matter or to estimate the amount or range of potential loss should the outcome be unfavorable. Therefore, the Company has not provided any amount for this matter in its financial statements at December 31, 2008.
Parsons Exploration litigation. On May 3, 2007, Parsons Exploration Company, LLC (“Parsons”) filed a claim against Meridian for damages and specific performance requiring Meridian to assign Parsons an overriding royalty interest in certain wells the Company has drilled in east Texas. The complaint alleges that the Company breached its contractual and fiduciary obligations to Parsons under an Exploration and Prospect Origination Agreement between the parties dated April 22, 2003. The complaint also alleges that the Company engaged in a civil conspiracy to breach its contractual and fiduciary obligations to Parsons and tortiously interfered with existing and prospective business relationships/contracts of Parsons. The Company has been served notice of the lawsuit and discovery has commenced. The Company intends to vigorously defend this matter. The Company is unable to express an opinion with respect to the likelihood of an unfavorable outcome of this matter or to estimate the amount or range of potential loss should the outcome be unfavorable. Therefore, the Company has not provided any amount for this matter in its financial statements at December 31, 2008.
Title/lease disputes. Title and lease disputes may arise in the normal course of the Company’s operations. These disputes are usually small but could result in an increase or decrease in reserves once a final resolution to the title dispute is made.
Environmental litigation. Various landowners have sued Meridian (along with numerous other oil companies) in lawsuits concerning several fields in which the Company has had operations. The lawsuits seek injunctive relief and other relief, including unspecified amounts in both actual and punitive damages for alleged breaches of mineral leases and alleged failure to restore the plaintiffs’ lands from alleged contamination and otherwise from the Company’s oil and natural gas operations. In some of the lawsuits, Shell Oil Company and SWEPI LP (together, “Shell”) have demanded contractual indemnity and defense from Meridian based upon the terms of the acquisition agreements related to the fields, and in another lawsuit, Exxon Mobil Corporation has demanded contractual indemnity and defense from Meridian on the basis of a purchase and sale agreement related to the field(s) referenced in the lawsuit; Meridian has challenged such demands. In some cases, Meridian has also demanded defense and indemnity from their subsequent purchasers of the fields. On December 9, 2008 Shell sent Meridian a letter reiterating its demand for indemnity. Shell has not to date produced supporting documentation for its claim. Meridian denies that it owes any indemnity under the acquisition agreements; however, the amounts claimed are substantial in nature and if adversely determined, would have a material adverse effect on the Company. The Company is unable to express an opinion with respect to the likelihood of an unfavorable outcome of these matters or to estimate the amount or range of potential loss should any outcome be unfavorable. Therefore, the Company has not provided any amount for these matters in its financial statements at December 31, 2008.
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
Hurricane damages. Certain oil and natural gas properties sustained physical damage during two hurricanes in the third quarter of 2008, hurricane Gustav and hurricane Ike. The Company has recorded $1.5 million in expense for repairs, and a $2.4 million insurance receivable at December 31, 2008, based on the most current information available. Damage estimates for non-operated properties are preliminary and subject to revision. Also, additional information regarding non-operated properties may be obtained which bears on the applicability of insurance deductibles, and may also require revision to loss estimates.
Tax audit. In the fourth quarter of 2008, we were notified by the Internal Revenue Service that Meridian would be audited for fiscal years 2006 and 2007. We have engaged tax consultants to assist us in cooperating with the audit, which has progressed satisfactorily, although we cannot predict the outcome of the audit.
Drilling rigs. As described in Note 6, over the next three years, the Company has significant contractual obligations for the use of two drilling rigs. The Company’s capital expenditure plans no longer include full use of these rigs; however, the Company is obligated for the dayrate regardless of whether the rigs are working or idle. When either rig is not in use on Meridian-operated wells, the operator may contract it to third parties, or the rig may be idled. The operator has been cooperative in actively seeking other parties to use the rigs, and in agreeing to credit the Company’s obligation to some extent, based on revenues from other parties who utilize the rig(s) when the Company is unable to. The rigs were used continuously by the Company through approximately the end of 2008. During the first quarter of 2009, one rig has been effectively subleased to others, but for short duration, at rates less than the dayrate under the Company’s contract. The Company is obligated for the difference in dayrates. The other rig has continued to be utilized drilling a Meridian-operated well. Management cannot predict whether such use by third parties will be consistent, nor to what extent it may offset obligations under the dayrate contract. The Company has not provided any amount for these matters in its financial statements at December 31, 2008. Expenditures in 2009 and forward for the rigs when they are not drilling for the Company are expected to be expensed.
Exploration commitment. The Company has an exploration commitment under a contract regarding exploration in an area which management no longer believes has potential. The commitment totals $2.7 million and is due in the third quarter of 2009. It was recorded as a current liability and included in the full cost pool before impairment.
8. TAXES ON INCOME
Provisions (benefits) for federal and state income taxes are as follows (thousands of dollars):

	Year Ended December 31,
	2008	2007	2006
Current:
Federal	$(304)	$560	$334
State	35	90	35
Deferred:
Federal	(7,984)	4,470	(39,108)
State	(209)	557	217

Income tax expense (benefit)	$(8,462)	$5,677	$(38,522)

Income tax expense (benefit) as reported is reconciled to the federal statutory rate (35%) as follows (thousands of dollars):

	Year Ended December 31,
	2008	2007	2006
Income tax provision (benefit) computed at statutory rate	$(76,422)	$4,485	$(39,342)
Nondeductible costs	1,956	577	415
State income tax, net of federal tax benefit	(1,475)	615	240
Decrease in net operating loss carryover due to expiration	—	—	165
Tax on other comprehensive income	2,846	—	—
Change in valuation allowance	64,633	—	—

Income tax expense (benefit)	$(8,462)	$5,677	$(38,522)

Deferred income taxes reflect the net tax effects of net operating losses, depletion carryovers, and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows (thousands of dollars):

	December 31,
	2008	2007
Deferred tax assets:
Net operating tax loss carryforward	$32,745	$27,391
Statutory depletion carryforward	950	950
Tax credits	1,901	2,205
Unrealized hedge loss	—	119
Deferred compensation	5,474	6,232
Tax basis in excess of book basis in property and equipment	25,655	—
Valuation allowance	(64,633)	—
Other	754	44

Total deferred tax assets	2,846	36,941

Deferred tax liabilities:
Book basis in excess of tax basis in oil and natural gas properties	—	45,015
Unrealized hedge gain	2,846	—

Total deferred tax liabilities	2,846	45,015

Net deferred tax liability	$—	$(8,074)

As of December 31, 2008, the Company had approximately $93.6 million of tax net operating loss carryforwards. The net operating loss carryforwards assume that certain items, primarily intangible drilling costs, have been capitalized and are being amortized under the tax laws for the current year. However, the Company has not made a final determination if an election will be made to capitalize all or part of these items for tax purposes.
A portion of the net operating loss carryforwards is subject to change in ownership limitations that could restrict the Company’s ability to utilize such losses in the future.
As of December 31, 2008, the Company had net operating loss carryforwards for regular tax and alternative minimum tax (AMT) purposes available to reduce future taxable income. These carryforwards expire as follows (in thousands of dollars):

Year of	Net	AMT
Expiration	Operating Loss	Operating Loss
2018	$5,493	$9,416
2019	47,730	48,630
2020	31	31
2021	36	36
2022	3,719	6,189
2023	36,376	44,516
2025	42	12
2026	52	42
2027	77	—
2028	—	369

Total	$93,556	$109,241

As of December 31, 2008, the Company had approximately $1.9 million of AMT tax credit carryforwards that do not expire.
Generally Accepted Accounting Principles require a valuation allowance to be recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company does not expect to fully realize its deferred tax assets, and therefore recorded a valuation allowance in 2008 to the full extent of all net deferred tax assets.
As described above in Note 7, we are undergoing an audit by the Internal Revenue Service covering the tax years 2006 and 2007.
9. FAIR VALUE MEASUREMENT
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
Assets and liabilities measured at fair value on a recurring basis

Fair Value Measurements at December 31, 2008 Using
Quoted Prices in
		Active Markets for	Significant Other	Significant Other
		Identical Assets	Observable Inputs	Unobservable Inputs
Description	December 31, 2008	(Level 1)	(Level 2)	(Level 3)
Assets from price risk management activities (1)	$8,447		$8,447

Fair Value Measurements at December 31, 2008 Using
Quoted Prices in
		Active Markets for	Significant Other	Significant Other
		Identical Assets	Observable Inputs	Unobservable Inputs
Description	December 31, 2008	(Level 1)	(Level 2)	(Level 3)
Liabilities from price risk management activities(1)	$311		$311

(1)	Assets and liabilities from price risk management activities are oil and natural gas derivative contracts, in the form of costless collars to sell oil and natural gas within specific future time periods. These contracts are more fully described in Note 13.

10. STOCKHOLDERS’ EQUITY
Common Stock
In March 2007, the Company’s Board of Directors authorized a share repurchase program. Under the program, the Company may repurchase in the open market or through privately negotiated transactions up to $5 million worth of common shares per year over three years. The timing, volume, and nature of share repurchases will be at the discretion of management, depending on market conditions, applicable securities laws, and other factors. Prior to implementing this program, the Company was required to seek approval of the repurchase program from the Lenders under the Credit Facility. The repurchase program was approved by the Lenders, subject to certain restrictive covenants. During February 2007, the lenders in the Credit Facility unanimously approved an amendment increasing the available limit for the Company’s repurchase of its common stock from $1.0 million to $5.0 million annually. The amendment contained restrictive covenants on the Company’s ability to repurchase its common stock including (i) the Company cannot utilize funds under the Credit Facility to fund any stock repurchases and (ii) immediately prior to any repurchase, availability under the Credit Facility must be equal to at least 20% of the then effective borrowing base. As of December 31, 2008, availability under the Amended Credit Facility was less than the required 20%, and repurchases have been suspended.
From March 2007, the inception of the share repurchase program, through December 31, 2008, the Company had repurchased 535,416 common shares at a cost of $1,234,000, of which 501,300 shares have been reissued for 401(k) contributions, for contract services and for compensation, and 34,116 have been retired. In addition, the Company issued shares to certain executives during the third quarter upon the discontinuation of its deferred compensation plan (see Note 12). Shares sufficient to cover the value of these employees’ withholding taxes were withheld from issuance, and the Company made a cash payment for the withholding tax. This transaction may be considered an indirect repurchase and has been presented on the Consolidated Statements of Cash Flows as a financing item. The total number of shares withheld was 1,001,511, at a value of approximately $3,035,000. The program does not require the Company to repurchase any specific number of shares and may be modified, suspended, or terminated at any time without prior notice. The Company does not expect to make share repurchases in the near term.
Warrants
The Company had the following warrants outstanding at December 31, 2008:

	Number of	Exercise
Warrants	Shares	Price	Expiration Date
Executive Officers	1,428,000	$5.85	December 29, 2009
General Partner	1,884,544	$0.10	December 31, 2015
As of December 31, 2008, the Company had outstanding (i) warrants (the “General Partner Warrants”) that entitle Joseph A. Reeves, Jr. and Michael J. Mayell to purchase an aggregate of 1,884,544 shares of common stock at an exercise price of $0.10 per share through December 31, 2015 and (ii) executive officer warrants that entitle each of Joseph A. Reeves, Jr. and Michael J. Mayell to purchase an aggregate of 714,000 shares of common stock at an exercise price of $5.85 for a period until one year following the date on which the respective individual ceases to be an employee of the Company (“Executive Officer Warrants”). Messrs. Reeves and Mayell, respectively, were the Chief Executive Officer and Chief Operating Officer of the Company for many years. Messrs. Reeves and Mayell both ceased to be employees of the Company on December 29, 2008, and the Executive Officer Warrants will expire on December 29, 2009.
The number of shares of common stock purchasable upon the exercise of each warrant described above and its corresponding exercise price are subject to customary anti-dilution adjustments. In addition to such customary adjustments, the number of shares of common stock and exercise price per share of the General Partner Warrants are subject to adjustment for any issuance of common stock by the Company such that each warrant will permit the holder to purchase at the same aggregate exercise price, a number of shares of common stock equal to the percentage of outstanding shares of the common stock that the holder could purchase before the issuance. Currently each of these two warrant arrangements permits the holder to purchase approximately 1% of the outstanding shares of the common stock for an aggregate exercise price of $94,303. The General Partner Warrants were issued to Messrs. Reeves and Mayell in conjunction with certain transactions with Messrs. Reeves and Mayell that took place in anticipation of the Company’s consolidation in December 1990 and were a component of the total consideration issued for various interests that Messrs. Reeves and Mayell had as general partners in TMR, Ltd., a predecessor entity of the Company. There are adequate authorized unissued common stock shares that are required to be issued upon conversion of the General Partner Warrants. The Company is not required to redeem in cash the General Partner Warrants.
Share-based Compensation
Options to purchase the Company’s common stock have been granted to officers, employees, nonemployee directors and certain key individuals, under various stock incentive plans. Options generally become exercisable in 25% cumulative annual increments beginning with the date of grant and expire at the end of ten years. The Company has also made grants of stock shares which vest over time (typically, three years). The Company has also issued rights to shares of common stock under its deferred compensation plan (see additional information for that plan below, “Deferred Compensation.”) The Company typically utilizes newly issued stock shares when options are exercised or shares vest.
Compensation expense is recorded for share-based awards over the requisite vesting periods based upon the fair value of the award on the date of the grant. Share-based compensation expense for grants of options and non-vested shares of approximately $193,000, $294,000 and $372,000 was recorded in the years ended December 31, 2008, 2007, and 2006, respectively and is included in general and administrative expense. In addition, general and administrative expense related to issuance of shares in lieu of cash for services was $144,000, $1,144,000, and $795,000 for each of the years ended December 31, 2008, 2007, and 2006, respectively. No portion of this expense has been capitalized. At December 31, 2008, 2007 and 2006, 3,970,000, 3,850,000, and 1,785,310 shares, respectively, were available for grant under the plans. Summaries of share-based awards transactions follow:

		Weighted
	Number	Average
	of Share Options	Exercise Price

Outstanding at December 31, 2005	3,595,050	$4.12
Granted	109,668	3.40
Exercised	—	—
Canceled	(245,750)	7.72

Outstanding at December 31, 2006	3,458,968	$3.84
Granted	115,000	2.69
Exercised	—	—
Canceled	(174,280)	8.80

Outstanding at December 31, 2007	3,399,688	$3.55
Granted	365,000	1.12
Exercised	—	—
Canceled or Expired	(3,053,188)	3.37

Outstanding at December 31, 2008	711,500	$3.06

Share options exercisable:
December 31, 2006	3,285,465	$3.76
December 31, 2007	3,252,001	$3.57
December 31, 2008	265,875	$5.74

Weighted
	Number	Average
	of Non-Vested	Grant Date
	Shares	Fair Value

Outstanding non-vested at December 31, 2007	—	$—
Granted	40,873	2.32
Vested	—	—
Forfeited	—	—

Outstanding non-vested at December 31, 2008	40,873	$2.32

Fair value of share options was estimated at the date of grant using the Black-Scholes option pricing model. Certain assumptions were used in determining the fair value of share options using this model. The Company calculated the estimated volatility of its stock by averaging the historical daily price intervals for closing prices of the common stock. The risk-free interest rate is based on observed U.S. Treasury rates at date of grant, appropriate for the expected lives of the options. The expected life of options was determined based on the method provided in Staff Accounting Bulletin 107, as we do not have an adequate exercise history to determine the average life for the options with the characteristics of those granted.
Weighted averages of the assumptions used in the Black-Scholes option pricing model were as follows for grants of options in the years ended December 31, 2008, 2007, and 2006, respectively: risk-free interest rates of 2.0%, 4.54%, and 4.97%; dividend yield of 0%; volatility factors of the expected market price of the Company’s common stock of 0.58, 0.59, and 0.80; and weighted-average expected lives of four years, five years, and five years. These assumptions resulted in weighted average grant date fair values of $0.52, $1.36, and $2.33 for options granted in 2008, 2007 and 2006, respectively.
The aggregate intrinsic value of share options exercised was zero in each of the years ended December 31, 2008, 2007, and 2006, as no options were exercised. The aggregate intrinsic value of non-vested shares which vested during each of the years was zero, as no shares vested during that time.

	Options Outstanding		Options Exercisable
		Weighted		Weighted
Range of	Outstanding at	Average	Exercisable at	Average
Exercisable Prices	December 31, 2008	Exercise Price	December 31, 2008	Exercise Price
$0.56 — $1.93	295,000	0.75	3,334	1.79
$2.27 — $3.99	249,500	2.86	96,166	2.92
$4.125 — 8.42	167,000	7.44	166,375	7.45

	711,500	3.06	265,875	5.74

The weighted average remaining contractual life of options outstanding at December 31, 2008, was approximately four years.
The aggregate intrinsic values of all options outstanding and of all exercisable options at December 31, 2008, was minimal. The aggregate intrinsic value represents the total pre-tax value (the difference between the Company’s closing stock price on the last trading day of 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had they exercised their options on December 31, 2008. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s common stock.
As of December 31, 2008, there was approximately $349,000 of total unrecognized compensation expense related to stock-based compensation plans. This compensation expense is expected to be recognized, net of forfeitures, on a straight-line basis over the remaining vesting period of approximately 2 years.
Deferred Compensation
In July 1996, the Company through the Compensation Committee of the Board of Directors offered to Messrs. Reeves and Mayell (at the time, the Company’s Chief Executive Officer and President, respectively) the option to accept in lieu of an electable portion of their cash compensation rights to common stock pursuant to the Company’s Long Term Incentive Plan. Under the terms of this deferred compensation plan, Messrs. Reeves and Mayell each deferred $160,000 for 2008, $400,000 for 2007, and $400,000 for 2006. In exchange for and in consideration of their accepting this option to reduce the Company’s cash payments to each of Messrs. Reeves and Mayell, the Company granted to each officer a matching deferral equal to 100% of the amount deferred, subject to a one-year vesting period. Under the terms of the deferred compensation plan, the employee and matching deferrals were allocated to a notional common stock account in which notional shares of common stock were credited to the accounts of the officers based on the number of shares that could be purchased at the market price of the common stock with the deferred and matched funds. For 1997, the price was determined at December 31, 1996, and for all years subsequent to 1997, it was determined on a semi-annual basis at December 31st and June 30th. Compensation costs related to the amounts deferred by the officers and matched by the Company for these equity grants were $968,000 $1,598,000, and $1,593,000 for 2008, 2007 and 2006 , respectively. The costs are reflected in general and administrative expense and in oil and natural gas properties for the years ended December 31, 2008, 2007 and 2006, respectively as follows: $484,000, $799,000, and $797,000 in general and administrative expense and $484,000, $799,000, and $797,000 capitalized to oil and natural gas properties.
The Company discontinued the deferred compensation plan provided to these officers, which resulted in the issuance of a total of 1,803,291 shares of new common stock for Messrs. Reeves and Mayell (combined) on July 2, 2008. The shares issued were net of a reduction of 1,001,511 shares withheld in lieu of the executives’ personal withholding tax. The intrinsic value of all these shares on date of issuance, including those withheld, was approximately $8.5 million at $3.03 per share. Also due to termination of the plan, 1,712,114 new shares (856,057 shares for each of the two officers) were issued and placed into a Rabbi Trust on October 2, 2008. The intrinsic value of these shares on date of issuance was approximately $3.1 million at $1.81per share. The shares are expected to be distributed upon dissolution of the trust, which is anticipated for the second quarter of 2009. See Note 12 for further information.
Activity in the notional accounts for the years ended December 31, 2008, 2007, and 2006 is as follows:

		Weighted
		Average
	Number	Grant Date
	of Share Rights*	Fair Value

Outstanding at December 31, 2005	3,225,988	4.63
Granted	414,200	3.86

Outstanding at December 31, 2006	3,640,188	4.54
Granted	523,144	3.06

Outstanding at December 31, 2007	4,163,332	4.36
Granted	353,584	1.81
Converted to shares of common stock	(4,516,916)	4.16

Outstanding at December 31, 2008	—	—

*	For simplicity, share rights vesting on a routine schedule are not separately shown; only the original granting of the share rights is presented, and outstanding year-end balances include both vested and unvested shares. As the Company matching portion of share rights vested monthly over a one year period, each year’s activity actually included vesting of approximately one-half of the prior year’s matching rights, and non-vesting of approximately one-half of the current year’s matching rights. When the plan was discontinued in 2008, all remaining unvested rights (approximately 180,478 rights) were vested on an accelerated basis, then all rights were converted to shares of common stock. As of December 31, 2008, there were no rights remaining in the notional accounts and no cost related to any rights granted which had not yet been recognized.
The shares of common stock which would have been issuable upon distribution of deferrals and matching grants during the time the plan was active (including 2006, 2007, and early 2008) have been treated as common stock equivalents in computing earnings per share.
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
11. PROFIT SHARING AND SAVINGS PLAN
The Company has a 401(k) profit sharing and savings plan (the “Plan”) that covers substantially all employees and entitles them to contribute up to 15% of their annual compensation, subject to maximum limitations imposed by the Internal Revenue Code. The Company matches 100% of each employee’s contribution up to 6.5% of annual compensation subject to certain limitations as outlined in the Plan. In addition, the Company may make discretionary contributions which are allocable to participants in accordance with the Plan. Total expense related to the Company’s 401(k) plan was $531,000, $545,000, and $381,000, in 2008, 2007, and 2006, respectively.
During 1998, the Company implemented a net profits program that was adopted effective as of November 1997. All employees participate in this program. Pursuant to this program, the Company adopted three separate well bonus plans: (i) The Meridian Resource Corporation Geoscientist Well Bonus Plan (the “Geoscientist Plan”); (ii) The Meridian Resource Corporation TMR Employees Trust Well Bonus Plan (the “Trust Plan”) and (iii) The Meridian Resource Corporation Management Well Bonus Plan (the “Management Plan” and with the Management Plan and the Geoscientist Plan, the “Well Bonus Plans”). Payments under the plans are calculated based on revenues from production on previously discovered reserves, as realized by the Company at current commodity prices, less operating expenses. Total compensation related to these plans was $5.0 million, $4.7 million, and $6.7 million in 2008, 2007 and 2006, respectively. A portion of these amounts has been capitalized with regard to personnel engaged in activities associated with exploratory projects. The Executive Committee of the Board of Directors, which was comprised of Messrs. Reeves and Mayell, administers each of the Well Bonus Plans. The participants in each of the Well Bonus Plans are designated by the Executive Committee in its sole discretion. Participants in the Management Plan are limited to executive officers of the Company and other key management personnel designated by the Executive Committee. Neither Messrs. Reeves nor Mayell participated in the Management Plan. The participants in the Trust Plan generally will be employees of the Company that do not participate in one of the other Well Bonus Plans. Effective March 2001, the participants in the Geoscientist Plan were notified that no additional future wells would be placed into the Geoscientist Plan. During 2002, the Executive Committee decided to modify this position and for certain key geoscientists the Geoscientist Plan will include new wells.
Pursuant to the Well Bonus Plans, the Executive Committee designates, in its sole discretion, the individuals and wells that will participate in each of the Well Bonus Plans. The Executive Committee also determines the percentage bonus that will be paid under each well and the individuals that will participate thereunder. The Well Bonus Plans cover all properties on which the Company expends funds during each participant’s employment with the Company, with the percentage bonus generally ranging from less than 0.1% to 0.5%, depending on the level of the employee. It is intended that these well bonuses function similar to actual net profit interests, except that the employee will not have a real property interest and his or her rights to such bonuses will be subject to a one-year vesting period, and will be subject to the general credit of the Company. For certain employees covered under the Management Well Bonus Plana and the Geoscientist Well Bonus Plan, payments under vested bonus rights will continue to be made after an employee leaves the employment of the Company based on their adherence to the obligations required in their non-compete agreement upon termination. The Company has the option to make payments in whole, or in part, utilizing shares of common stock. The determination whether to pay cash or issue common stock is based upon a variety of factors, including the Company’s current liquidity position and the fair market value of the common stock at the time of issuance. In practice, most payments have been made in cash, with some payments to ex-employees made in common stock.
In connection with the execution of their employment contracts in 1994, both Messrs. Reeves and Mayell were granted a 2% net profit interest in the oil and natural gas production from the Company’s properties to the extent the Company acquires a mineral interest therein. The net profits interest for Messrs. Reeves and Mayell applies to all properties on which the Company expended funds during their employment with the Company. Each grant of a net profits interest is reflected at a value based on a third party appraisal of the interest granted. For the years ended December 31, 2008, 2007 and 2006, compensation expense in the amounts of $137,350, $78,054, and $137,624 were recorded for each individual. The net profit interests represent real property rights not subject to vesting or continued employment with the Company. Messrs. Reeves and Mayell did not participate in the Well Bonus Plans. The net profits interest plan for Messrs. Reeves and Mayell was discontinued in April, 2008. See Note 12 for further information.
12. CONTRACT SETTLEMENTS, RABBI TRUST, AND EMPLOYEE RETENTION
In April 2008 the Company made significant changes in the structure of the compensation of its top two executives, Messrs. Reeves and Mayell, who were the Chief Executive Officer and Chief Operating Officer of the Company through December 29, 2008. Effective April 29, 2008, the employment contracts for Messrs. Reeves and Mayell were replaced with new agreements. In addition, certain other agreements that governed other elements of their compensation packages were also settled. Messrs. Reeves and Mayell agreed to these changes under the terms of the settlement agreements executed by each of them effective April 29, 2008. The agreements provided for cash payments totaling approximately $4.9 million to each of Messrs. Reeves and Mayell, for a total of $9.9 million. The cash payments to Messrs. Reeves and Mayell were placed in a Rabbi Trust, which is included on the Consolidated Balance Sheets under “Restricted Cash” as of December 31, 2008.
In addition, the Company discontinued the deferred compensation plan provided to these officers, which resulted in the issuance of a total of 1,803,291 shares of new common stock for Messrs. Reeves and Mayell (combined) on July 2, 2008. The shares issued were net of a reduction of 1,001,511 shares withheld in lieu of the executives’ personal withholding tax. An additional 1,712,114 new shares (856,057 shares to each of the two officers) were issued and placed in a Rabbi Trust on October 2, 2008. Substantially all of the compensation expense related to these shares was recognized historically, when the rights to such future shares were granted. The discontinuation of the plan required conversion of the rights into shares of common stock. See further information regarding the deferred compensation plan in Note 10.
A total of $9.9 million was recorded as contract settlement expense in the second quarter of 2008 for the cash portion of the settlement. In the third quarter of 2008, the Company recorded a $1.2 million non-cash expense due to write-down of the deferred tax asset related to the stock rights; the write-down is the result of the difference between the market value of the stock when the rights were issued and expensed, and the market value at conversion of the rights into shares.

Both the shares and the cash from the trust will be distributed to the officers upon dissolution of the trust, anticipated for the second quarter of 2009. Until distribution, the assets of the trust belong to the Company, but are effectively restricted due to the obligation to the officers. The shares in the trust will be accounted for as treasury shares so long as they remain in the trust.
On July 29, 2008, the Company reached an agreement with a former employee to terminate a compensation agreement. Under the terms of the termination agreement, the Company paid the former employee $825,000 and repurchased from him, 34,116 shares of Company stock, which had been issued to him in lieu of cash compensation. The total cost of repurchasing the shares was approximately $75,000. The Company has no further obligation to this former employee. The termination payment was recorded as general and administrative expense in the third quarter of 2008.
On July 3, 2008, the Company initiated the Meridian Resource & Exploration LLC Retention Incentive Compensation Plan, and under the terms of the plan, distributed a total of $1.6 million in bonuses to its non-executive employees. The purpose of the plan was to encourage the retention of valued employees for the immediate term. The employment market for experienced personnel in the oil and gas industry has been very strong in recent years. The Company believes the incentive program will help to equalize its employees’ compensation with current market conditions and motivate them to continue their careers with Meridian. The terms of the plan include a second, final bonus to those employees who continue their employment with the Company through March 31, 2009. The second payment, due March 31, 2009, is expected to total approximately $2.9 million; the expense is being accrued ratably over the time period July 2008 through March 2009. A portion of the bonus expense is capitalized to the full cost pool in accordance with Company practice for internal expenses related to exploration and development of oil and natural gas properties. The Company recognized $1.7 million in expense, net of capitalization, through December 31, 2008 and expects to recognize approximately $0.5 million in retention bonus expense in the next quarter (first quarter of 2009).
13. OIL AND NATURAL GAS HEDGING ACTIVITIES
The Company may address market risk by selecting instruments whose value fluctuations correlate strongly with the underlying commodity being hedged. From time to time, we enter into derivative agreements to hedge the price risks associated with a portion of anticipated future oil and natural gas production. While the use of hedging arrangements limits the downside risk of adverse price movements, it may also limit future gains from favorable movements. Under these agreements, payments are received or made based on the differential between a fixed and a variable product price. These agreements are settled in cash at or prior to expiration. The Company’s Amended Credit Facility (Note 5) requires that counterparties in derivative transactions be limited to the Lenders, including affiliates of the Lenders. There is no collateral securing counterparty obligations owed to the Company under the agreements. Balances owed by the Company under derivative agreements are collateralized by the liens and security interests supporting the Amended Credit Facility. The master derivative agreements also contain provisions permitting netting of multiple unrelated transactions that settle on the same day and in the same currency.
Although the Company’s counterparties provide no collateral, the master derivative agreements with each counterparty effectively allow the Company, at its option, so long as it is not a defaulting party, after a default or the occurrence of a termination event, to set-off an unpaid hedging agreement receivable against the interest of the counterparty in any outstanding balance under the Credit Facility. In practice, no such set-off has been made, and all settlements have been made in cash. As of December 31, 2008, however, the Company is in default of two covenants contained in the Credit Facility, the breach of which is also a default under the master derivative agreements. The Company’s hedge counterparties are not obligated to make payments to the Company under the hedging agreements while the Company’s default is continuing. The Company’s set-off rights under the master derivative agreements cannot be exercised due to such default. The Company’s hedging counterparties may exercise their remedies under the hedging agreements, and potentially under the Credit Facility, on account of the Company’s default. If a counterparty were to default in payment of an obligation under the master derivative agreements, the Company would be exposed to commodity price fluctuations, and the protection intended by the hedge would be lost. The value of assets from price risk management would be impacted. In addition, as expected cash flows from hedging contracts are included in computing future net revenues, the “ceiling test” could be impacted, which could result in a non-cash write-down of oil and gas properties.
The Company’s results of operations and operating cash flows are impacted by changes in market prices for oil and natural gas. To mitigate a portion of the exposure to adverse market changes, the Company has entered into various derivative contracts. These contracts allow the Company to predict with greater certainty the effective oil and natural gas prices to be received for hedged production. Although derivatives often fail to achieve 100% effectiveness for accounting purposes, these derivative instruments continue to be highly effective in achieving the risk management objectives for which they were intended. These agreements have been designated as cash flow hedges as provided by SFAS 133 and any changes in fair value are recorded in other comprehensive income until earnings are affected by the variability in cash flows of the designated hedged item. Any changes in fair value resulting from the ineffectiveness of the hedge are reported in the consolidated statement of operations as a component of revenues. The Company recognized a loss of $18,000 during the year ended December 31, 2008, and gains of $21,000 and $128,000 during the years ended December 31, 2007 and 2006, respectively, due to hedge ineffectiveness.
As of December 31, 2008, the estimated fair value of the Company’s oil and natural gas hedging agreements was an unrealized gain of $8.1 million ($8.1 million net of tax) which is recognized in Accumulated Other Comprehensive Income (Loss). Based upon oil and natural gas commodity prices at December 31, 2008, all of the unrealized gain deferred in Accumulated Other Comprehensive Income (Loss) could potentially increase gross revenues in 2009. These derivative agreements expire at various dates through December 31, 2009.
Net settlements under hedging agreements increased oil and natural gas revenues by $4,663,000, $3,252,000, and $3,821,000 for the years ended December 31, 2008, 2007, and 2006 respectively.
All of the Company’s current hedging agreements are in the form of costless collars. The costless collars provide the Company with a lower limit “floor” price and an upper limit “ceiling” price on the hedged volumes. The floor price represents the lowest price the Company will receive for the hedged volumes while the ceiling price represents the highest price the Company will receive for the hedged volumes. The costless collars are settled monthly based on the NYMEX futures contract.
The notional amount is equal to the total net volumetric hedge position of the Company during the periods presented. The positions effectively hedge approximately 34% of proved developed natural gas production and 19% of proved developed oil production during the respective terms of the hedging agreements. The fair values of the hedges are based on the difference between the strike price and the New York Mercantile Exchange future prices for the applicable trading months.

The fair values of hedging agreements are recorded on the consolidated balance sheet as assets or liabilities. The estimated fair value of hedging agreements as of December 31, 2008, is provided below:

					Estimated
					Fair Value
					Asset (Liability)
		Notional	Floor Price	Ceiling Price	December 31, 2008
	Type	Amount	($ per unit)	($ per unit)	(in thousands)
Natural Gas (mmbtu)
Jan 2009 - Dec 2009	Collar	1,230,000	$7.50	$10.45	$2,070
Jan 2009 - Dec 2009	Collar	760,000	$8.00	$10.30	1,592
Jan 2009 - Dec 2009	Collar	540,000	$8.00	$13.35	1,166

Total Natural Gas					$4,828

Crude Oil (bbls)
Jan 2009 - Dec 2009	Collar	23,000	$70.00	$93.55	$434
Jan 2009 - Dec 2009	Collar	43,000	$80.00	$111.00	1,236
Jan 2009 - Dec 2009	Collar	49,000	$85.00	$128.50	1,638

Total Crude Oil					3,308

					$8,136

14. MAJOR CUSTOMERS
Major customers for the years ended December 31, 2008, 2007 and 2006, were as follows (based on sales exceeding 10% of total oil and natural gas revenues):

	Year Ended December 31,
Customer	2008	2007	2006
Shell Trading (U.S.)	21%	14%	—
Superior Natural Gas	17%	23%	35%
Crosstex Gulfcoast Marketing	14%	16%	21%

15. RELATED PARTY TRANSACTIONS
Messrs. Joseph A. Reeves, Jr. and Michael J. Mayell, each of whom was an officer of the Company until December 29, 2008 and is a current Director of Meridian, are working interest partners of the Company. Historically since 1994, affiliates of Meridian have been permitted to hold interests in projects of the Company. With the approval of the Board of Directors, Texas Oil Distribution and Development, Inc. (“TODD”) and JAR Resources LLC (“JAR”), entities controlled by Joseph A. Reeves, Jr and Sydson Energy, Inc. (“Sydson”), an entity controlled by Michael J. Mayell, have each invested in Meridian drilling locations on a promoted basis, where applicable, at a 1.5% to 4% working interest basis. The maximum total percentage that either officer may elect to participate in any prospect is a 4% working interest. On a collective basis, TODD, JAR and Sydson invested $4,321,000, $9,871,000, and $7,743,000 for the years ended December 31, 2008, 2007 and 2006, respectively, in oil and natural gas drilling activities. Net amounts due from TODD, JAR and Mr. Reeves were approximately $1,968,000 and $1,753,000 as of December 31, 2008 and 2007, respectively. Net amounts due (to) from Sydson and Mr. Mayell were approximately ($244,000) and $827,000 as of December 31, 2008 and 2007, respectively.
Messrs. Reeves and Mayell each entered into consulting agreements with the Company, commencing December 30, 2008. Each will provide professional services to the Company for a monthly fee of $50,000; the agreements terminate on April 30, 2009.
During 2008, the Company settled certain compensation-related contracts with Messrs. Reeves and Mayell. See Note 12 for further details. As a result of this settlement, the Company has recorded a liability to Mr. Reeves of $4,954,000 and to Mr. Mayell of $4,940,000. These liabilities are included in “Due to affiliates” in the accompanying Consolidated Balance Sheet for December 31, 2008. They are expected to be paid in the second quarter of 2009 with funds from the related Rabbi Trust.
Mr. Joe Kares, a Director of Meridian, is a partner in the public accounting firm of Kares & Cihlar, which provided the Company with accounting services for the years ended December 31, 2008, 2007 and 2006 and received fees of approximately $216,000, $231,000, and $227,000 respectively. Such fees exceeded 5% of the gross revenues of Kares & Cihlar for those respective years. Mr. Kares also participated in the Management Plan described in Note 11 above, pursuant to which he was paid approximately $335,000 during 2008, $275,000 during 2007, and $438,000 during 2006.
Mr. Gary A. Messersmith, a Director of Meridian, is currently a member of the law firm of Looper, Reed & McGraw P.C. in Houston, Texas, which provided legal services for the Company for the years ended December 31, 2008, 2007 and 2006, and received fees of approximately $118,000, $73,000, and $26,000, respectively. In addition, during 2007 and 2006, the Company paid Gary A. Messersmith, P.C. $8,333 per month relating to his services provided to the Company. The retainer was paid through March, 2008, then discontinued. Mr. Messersmith also participated in the Management Plan described in Note 11 above, pursuant to which he was paid approximately $527,000 during 2008, $441,000 during 2007, and $751,000 during 2006.
During 2008, both Mr. Kares and Mr. Messersmith requested the Company discontinue their participation in the Management Well Bonus Plan as to new wells drilled after mid-April 2008. Their participation as to wells previously drilled is unchanged.
Mr. G. M. Larberg, a Director of Meridian, is a petroleum industry consultant that provided the Company with services for the years ended December 31, 2008, 2007 and 2006, and received consulting fees of approximately $210,000, $223,000 and $21,000, respectively.
Mr. J. Drew Reeves, the son of Mr. Joseph A. Reeves, Jr., is a staff member in the Land Department. Mr.

Drew Reeves was paid $227,000, $168,000, and $146,000 for the years 2008, 2007 and 2006, respectively. Mr. Jeff Robinson is the son-in-law of Joseph A. Reeves, Jr. and is employed as the Manager of the Company’s Information Technology Department and has been paid $193,000, $164,000, and $150,000 for the years 2008, 2007 and 2006, respectively. Mr. J. Todd Reeves, the son of Joseph A. Reeves, Jr., is a partner in the law firm of J. Todd Reeves and Associates, which provides legal services to the Company and received fees of approximately $197,000 in 2008, $371,000 in 2007, and $337,000 in 2006. Such fees exceeded 5% of the gross revenues for the firm for those respective years.
Mr. Michael W. Mayell, the son of Mr. Michael J. Mayell, an officer until December 29, 2008 and a current Director of Meridian, is a staff member in the Production Department, and was paid $169,000, $129,000, and $114,000 for the years 2008, 2007 and 2006, respectively. Mr. James T. Bond, former Director of Meridian, was the father-in-law of Mr. Michael J. Mayell; he provided consulting services to the Company and received fees in the amount of $48,000 and $155,000 for the years 2007 and 2006, respectively.
Earnings for 2008 for related party employees include the impact of the Retention Incentive Compensation Plan described in Note 12.
16. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings (loss) per share:

	(in thousands, except per share)
	Year Ended December 31,
	2008	2007	2006
Numerator:
Net earnings (loss) applicable to common stockholders	$(209,886)	$7,137	$(73,884)

Denominator:
Denominator for basic earnings (loss) per share — weighted-average shares outstanding	91,382	89,307	87,670
Effect of potentially dilutive common shares:
Warrants and rights (a)	NA	5,637	NA
Employee and director stock options (b)	NA	—	NA
Denominator for diluted earnings (loss) per share — weighted-average shares outstanding and assumed conversions	91,382	94,944	87,670

Basic earnings (loss) per share	$(2.30)	$0.08	$(0.84)

Diluted earnings (loss) per share	$(2.30)	$0.08	$(0.84)

Warrants and stock options for which the exercise prices were greater than the average market price of the Company’s common stock are excluded from the computation of diluted earnings per share. Stock rights issued under our deferred compensation plan had no exercise price and are included in diluted earnings per share in all years during which they were outstanding, unless there is a loss. All potentially dilutive shares, whether from options, warrants, or rights, are excluded when there is an operating loss, because inclusion of such shares would be anti-dilutive.

(a)	The number of warrants excluded totaled approximately 3.3 million, 1.4 million, and 3.2 million, in 2008, 2007 and 2006, respectively. The number of stock rights excluded totaled approximately 3.6 million in 2006.

(b)	The number of stock options excluded totaled approximately 0.7 million, 3.6 million, and 3.7 million, in 2008, 2007 and 2006, respectively.

17. ACCRUED LIABILITIES
Below is the detail of our accrued liabilities on our balance sheets as of December 31 (thousands of dollars):

	2008	2007
Capital expenditures	$8,227	$14,821
Operating expenses/Taxes	4,452	3,881
Hurricane damage repairs	1,555	—
Compensation	2,478	853
Interest	261	460
Other	1,858	1,996

Total	$18,831	$22,011

18. QUARTERLY RESULTS OF OPERATIONS (Unaudited)
Results of operations by quarter for the year ended December 31, 2008 were (thousands of dollars, except per share):

	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
2008
Revenues	$38,448	$46,534	$36,806	$26,846
Results of operations from exploration and production activities(1) (2)	11,586	18,136	10,595	(224,406)
Net earnings	$3,563	$839	$699	$(214,987)
Net earnings per share:
Basic	$0.04	$0.01	$0.01	$(2.33)
Diluted	$0.04	$0.01	$0.01	$(2.33)
Results of operations by quarter for the year ended December 31, 2007 were (thousands of dollars, except per share):

	Quarter Ended
	March 31	June 30	Sept. 30	Dec. 31
2007
Revenues	$40,143	$39,716	$33,709	$37,141
Results of operations from exploration and production activities(1)	8,107	10,033	6,557	9,375
Net earnings	$1,668	$2,705	$750	$2,014
Net earnings per share:
Basic	$0.02	$0.03	$0.01	$0.02
Diluted	$0.02	$0.03	$0.01	$0.02

(1)	Results of operations from exploration and production activities, which approximate gross profit, are computed as operating revenues less lease operating expenses, severance and ad valorem taxes, depletion, impairment of long-lived assets, accretion and hurricane damage repairs.

(2)	Includes impairment of long-lived assets of $223.5 million in the fourth quarter.

19. SUPPLEMENTAL OIL AND NATURAL GAS DISCLOSURES (Unaudited)
The following information is being provided as supplemental information in accordance with the provisions of SFAS No. 69, “Disclosures about Oil and Gas Producing Activities” (“SFAS 69”).
Costs Incurred in Oil and Natural Gas Acquisition, Exploration and Development Activities
(thousands of dollars)

	Year Ended December 31,
	2008	2007	2006
Costs incurred during the year:(1)(2)
Property acquisition costs
Unproved	$21,879	$9,589	$35,728
Proved	—	—	8,239
Exploration	51,752	92,320	95,486
Development	38,159	9,026	23,405

	$111,790	$110,935	$162,858

(1)	Costs incurred during the years ended December 31, 2008, 2007 and 2006 include general and administrative costs related to acquisition, exploration and development of oil and natural gas properties, net of third party reimbursements, of $17,390,000, $16,492,000, and $15,375,000, respectively.

(2)	Costs incurred during the year ended December 31, 2008 include $1.1 million in net profit (loss) related to the lease of a drilling rig by TMRD. The rig was used to drill wells which the Company owns and operates. The amount transferred to the full cost pool represents the portion of profits (losses) on the lease related to services performed on behalf of others, primarily our joint interest partners.
Capitalized Costs Relating to Oil and Natural Gas Producing Activities
(thousands of dollars)

	December 31,
	2008	2007

Capitalized costs	$1,877,925	$1,771,768
Accumulated depletion	1,632,622	1,344,164

Net capitalized costs	$245,303	$427,604

At December 31, 2008 and 2007, unevaluated costs of $39,927,000 and $53,645,000, respectively, were excluded from the depletion base. These costs are expected to be evaluated within the next three years. These costs consist primarily of acreage acquisition costs and related geological and geophysical costs.
Costs Not Being Amortized
The following table sets forth a summary of oil and natural gas property costs not being amortized at December 31, 2008, by the year in which such costs were incurred. There are no individually significant properties or significant development projects included in costs not being amortized.
(thousands of dollars)

	Total	2008	2007	2006	2005 & Prior

Leasehold and Geological & Geophysical	$30,964	$16,604	$11,388	$2,942	$30
Exploration Drilling	8,963	8,319	564	80	—

Total	$39,927	$24,923	$11,952	$3,022	$30

Results of Operations from Oil and Natural Gas Producing Activities
(thousands of dollars)

	Year Ended December 31,
	2008	2007	2006
Operating Revenues:
Oil	$63,636	$54,218	$47,859
Natural Gas	84,998	96,491	141,182

	148,634	150,709	189,041

Less:
Oil and natural gas operating costs	24,280	28,338	22,614
Severance and ad valorem taxes	9,727	9,409	11,259
Depletion	71,647	76,660	105,210
Accretion expense	2,064	2,230	1,588
Impairment of long-lived assets (1)	223,543	—	134,865
Hurricane damage repairs	1,462	—	4,314
Income tax expense (benefit)	(8,462)	14,992	(31,783)

	324,261	131,629	248,067

Results of operations from oil and natural gas producing activities	(175,627)	$19,080	$(59,026)

Depletion expense per Mcfe	$5.13	$4.20	$4.51

(1)	For 2008, includes impairment of oil and natural gas properties of $216,811,000 million and impairment of drilling rig of $6,732,000; for 2006, all impairments are to oil and natural gas properties.

Estimated Quantities of Proved Reserves
The following table sets forth the net proved reserves of the Company as of December 31, 2008, 2007 and 2006, and the changes therein during the years then ended. Proved oil and natural gas reserves are the estimated quantities of crude oil, natural gas, and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made. The reserve information was reviewed by T. J. Smith & Company, Inc., independent reservoir engineers, for 2008, 2007 and 2006. All of the Company’s oil and natural gas producing activities are located in the United States.

	Oil	Gas
	(MBbls)	(MMcf)
Total Proved Reserves:
Balance at December 31, 2005	5,177	79,917
Production during 2006	(859)	(18,170)
Purchase of reserves in-place	24	1,390
Discoveries and extensions	270	7,138
Revisions of previous quantity estimates and other	124	(3,460)

Balance at December 31, 2006	4,736	66,815
Production during 2007	(838)	(13,239)
Sale of reserves in-place	(3)	(413)
Discoveries and extensions	634	5,465
Revisions of previous quantity estimates and other	327	2,701

Balance at December 31, 2007	4,856	61,329
Production during 2008	(765)	(9,369)
Sale of reserves in-place	(3)	(170)
Discoveries and extensions	1,934	3,817
Revisions of previous quantity estimates and other	(1,119)	(4,711)

Balance at December 31, 2008	4,903	50,896

Proved Developed Reserves:

Balance at December 31, 2005	3,492	62,524
Balance at December 31, 2006	3,151	49,253
Balance at December 31, 2007	2,892	42,555
Balance at December 31, 2008	2,732	35,054
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
The following table sets forth the components of the standardized measure of discounted future net cash flows for the years ended December 31, 2008, 2007 and 2006 (thousands of dollars):

	At December 31,
	2008	2007	2006

Future cash flows	$490,602	$842,986	$657,584

Future production costs	(168,160)	(185,768)	(150,462)
Future development costs	(82,866)	(80,656)	(64,417)
Future taxes on income	—	(80,029)	(46,034)

Future net cash flows	239,576	496,533	396,671
Discount to present value at 10 percent per annum	(60,139)	(105,069)	(68,772)

Standardized measure of discounted future net cash flows	$179,437	$391,464	$327,899

The average expected realized price for natural gas in the above computations was $5.79, $6.66, and $5.69, per Mcf at December 31, 2008, 2007, and 2006, respectively. The average expected realized price used for crude oil in the above computations was $44.04, $95.54, and $63.32 per Bbl at December 31, 2008, 2007, and 2006, respectively. No consideration has been given to the Company’s hedged transactions.

Changes in Standardized Measure of Discounted Future Net Cash Flows
The following table sets forth the changes in standardized measure of discounted future net cash flows for the years ended December 31, 2008, 2007 and 2006 (thousands of dollars):

	Year Ended December 31,
	2008	2007	2006
Balance at Beginning of Period	$391,464	$327,899	$557,203

Sales of oil and natural gas, net of production costs	(114,626)	(112,962)	(155,167)
Changes in sales & transfer prices, net of production costs	(165,125)	125,623	(243,150)
Revisions of previous quantity estimates	(32,842)	25,751	(11,022)
Purchase of reserves-in-place	—	—	2,393
Sale of reserves in-place	177	(2,233)	—
Current year discoveries, extensions and improved recovery	44,112	32,939	30,710
Changes in estimated future development costs	(1,417)	(7,917)	(13,016)
Development costs incurred during the period	8,298	8,526	18,051
Accretion of discount	39,146	32,790	55,720
Net change in income taxes	23,453	(14,451)	114,782
Change in production rates (timing) and other	(13,203)	(24,501)	(28,605)

Net change	(212,027)	63,565	(229,304)

Balance at End of Period	$179,437	$391,464	$327,899

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
We conducted an evaluation under the supervision and with the participation of Meridian’s management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the fourth quarter of 2008. Based upon that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that the design and operation of our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors during the fourth quarter of 2008 that could significantly affect these controls.
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
The Company’s management assessed the effectiveness of the Company’s system of internal control over financial reporting as of December 31, 2008. In making this assessment, the Company’s management used the criteria for effective internal control over financial reporting described in “Internal Control — Integrated Framework” that the Committee of Sponsoring Organizations of the Treadway Commission issued.
Based on its assessment using those criteria, management believes that, as of December 31, 2008, the Company’s system of internal control over financial reporting was effective.
The Company’s independent registered public accounting firm has issued a report on the effectiveness of the Company’s internal control over financial reporting, which report follows.
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
Board of Directors and Shareholders
The Meridian Resource Corporation
Houston, Texas
We have audited The Meridian Resource Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Meridian Resource Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Annual Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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
In our opinion, The Meridian Resource Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Meridian Resource Corporation as of December 31, 2008 and 2007, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008 and our report dated March 16, 2009 included an explanatory paragraph that expressed substantial doubt about the Company’s ability to continue as a going concern.
/s/ BDO Seidman, LLP

Houston, Texas
March 16, 2009
Item 9B. Other Information.
None.

PART III
The information required in Items 10, 11, 12, 13 and 14 is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the SEC on or before April 30, 2009.
PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)	Documents filed as part of this report:

1.	Financial Statements included in Item 8:
(i)	Independent Registered Public Accounting Firm’s Report

(ii)	Consolidated Statements of Operations for each of the three years in the period ended December 31, 2008

(iii)	Consolidated Balance Sheets as of December 31, 2008 and 2007

(iv)	Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2008

(v)	Consolidated Statements of Changes in Stockholders’ Equity for each of the three years in the period ended December 31, 2008

(vi)	Consolidated Statements of Comprehensive Income (Loss) for each of the three years in the period ended December 31, 2008

(vii)	Notes to Consolidated Financial Statements

(viii)	Supplemental Oil and Natural Gas Information (Unaudited)
2.	Financial Statement Schedules:
(i)	All schedules are omitted as they are not applicable, not required or the required information is included in the consolidated financial statements or notes thereto.
3.	Exhibits:
3.1	Third Amended and Restated Articles of Incorporation of the Company (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 1998).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 1998).

3.3	Amendment No. 1 to Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of the Company’s Report on Form 8-K dated May 5, 1999).

3.4	Certificate of Designation for Series C Redeemable Convertible Preferred Stock dated March 28, 2002 (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2002).

3.5	Amendment No. 2 to Amended and Restated Bylaws of The Meridian Resource Corporation, adopted April 29, 2008 (incorporated by reference to Exhibit 3.1 of the

Company’s Current Report on Form 8-K filed May 2, 2008).

3.6	Amendment No. 3 to Amended and Restated Bylaws of The Meridian Resource Corporation, adopted December 22, 2008 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed December 29, 2008).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1, as amended (Reg. No. 33-65504)).

*4.2	Common Stock Purchase Warrant of the Company dated October 16, 1990, issued to Joseph A. Reeves, Jr. (incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1991, as amended by the Company’s Form 8 filed March 4, 1993).

*4.3	Common Stock Purchase Warrant of the Company dated October 16, 1990, issued to Michael J. Mayell (incorporated by reference to Exhibit 10.9 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1991, as amended by the Company’s Form 8 filed March 4, 1993).

*4.4	Registration Rights Agreement dated October 16, 1990, among the Company, Joseph A. Reeves, Jr. and Michael J. Mayell (incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-4, as amended (Reg. No. 33-37488)).

*4.5	Warrant Agreement dated June 7, 1994, between the Company and Joseph A. Reeves, Jr. (incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1994).

*4.6	Warrant Agreement dated June 7, 1994, between the Company and Michael J. Mayell (incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1994).

4.8	The Meridian Resource Corporation Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.5 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1991, as amended by the Company’s Form 8 filed March 4, 1993).

4.9	The Meridian Resource Corporation 2006 Non-Employee Directors’ Incentive Plan (incorporated by reference to Exhibit A of the Company’s Proxy Statement on Schedule 14A filed May 19, 2006).

4.10	Amendment No. 1, dated as of January 29, 2001, to Rights Agreement, dated as of May 5, 1999, by and between the Company and American Stock Transfer & Trust Co., as rights agent (incorporated by reference from the Company’s Current Report on Form 8-K dated January 29, 2001).

10.1	See exhibits 4.2 through 4.10 for additional material contracts.

*10.2	The Meridian Resource Corporation 1990 Stock Option Plan (incorporated by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1991, as amended by the Company’s Form 8 filed March 4, 1993).

*10.3	Employment Agreement dated August 18, 1993, between the Company and Joseph A.

Reeves, Jr. (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 1995).

*10.4	Employment Agreement dated August 18, 1993, between the Company and Michael J. Mayell (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 1995).

*10.5	Form of Indemnification Agreement between the Company and its executive officers and directors (incorporated by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1994).

*10.6	Deferred Compensation agreement dated July 31, 1996, between the Company and Joseph A. Reeves, Jr. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).

*10.7	Deferred Compensation agreement dated July 31, 1996, between the Company and Michael J. Mayell (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).

*10.8	Texas Meridian Resources Corporation 1995 Long-Term Incentive Plan (incorporated by reference to the Company’s Annual Report on Form 10-K for the year-ended December 31, 1996).

*10.9	Texas Meridian Resources Corporation 1997 Long-Term Incentive Plan (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 1997).

*10.14	Employment Agreement with Lloyd V. DeLano effective November 5, 1997 (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 1998).

*10.15	The Meridian Resource Corporation TMR Employee Trust Well Bonus Plan (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).

*10.16	The Meridian Resource Corporation Management Well Bonus Plan (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).

*10.17	The Meridian Resource Corporation Geoscientist Well Bonus Plan (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).

*10.18	Modification Agreement effective January 2, 1999, by and among the Company and affiliates of Joseph A. Reeves, Jr. (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).

*10.19	Modification Agreement effective January 2, 1999, by and among the Company and affiliates of Michael J. Mayell (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.20	Amended and Restated Credit Agreement, dated December 23, 2004, among The

Meridian Resource Corporation, Fortis Capital Corp., as administrative agent, sole lead arranger and bookrunner, Comerica Bank, as syndication agent, and Union Bank of California, N.A., as documentation agent, and the several lenders from time to time parties thereto (incorporated by reference from the Company’s Current Report on Form 8-K dated December 23, 2004).

10.21	First Amendment to Credit Agreement, dated February 21, 2008, among The Meridian Resource Corporation, Fortis Capital Corp., as administrative agent, co-lead arranger and bookrunner; The Bank of Nova Scotia, as co-lead arranger and syndication agent; Comerica Bank, US Bank NA, and Allied Irish Bank plc each in their respective capacities as lenders (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.22	Second Amendment to Credit Agreement, dated as of December 19, 2008, among the Company, the several banks, financial institutions and other entities from time to time parties to the Credit Agreement (collectively, the “Lenders”), and Fortis Capital Corp., as administrative agent for the Lenders (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed December 29, 2008).

*10.23	Employment Agreement, dated April 29, 2008, by and between The Meridian Resources Corporation and Joseph A. Reeves, Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007).

*10.24	Employment Agreement, dated April 29, 2008, by and between The Meridian Resources Corporation and Michael J. Mayell (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007).

*10.25	Termination Agreement, dated April 29, 2008, by and between The Meridian Resources Corporation and Joseph A. Reeves, Jr. (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007).

*10.26	Termination Agreement, dated April 29, 2008, by and between The Meridian Resources Corporation and Michael J. Mayell (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007).

*10.27	Agreement (regarding Net Profits Interests), effective January 1, 1994, between Joseph A. Reeves, Jr. and Texas Meridian Resources Corporation (n/k/a The Meridian Resource Corporation), incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007.

*10.28	Agreement (regarding Net Profits Interests), effective January 1, 1994, between Michael J. Mayell and Texas Meridian Resources Corporation (n/k/a The Meridian Resource Corporation), incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007.

*10.29	Consulting Agreement, dated effective as of December 30, 2008, between the Company and Joseph A. Reeves, Jr. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed December 29, 2008).

*10.30	Consulting Agreement, dated effective as of December 30, 2008, between the Company and Michael J. Mayell (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed December 29, 2008).

*,**10.31	Employment Agreement, dated effective as of December 30, 2008, by and between The Company and Paul D. Ching.

*,**10.32	Employment Agreement, dated effective as of December 17, 2008, by and between The Company and Lloyd V. DeLano.

*,**10.33	Employment Agreement, dated effective as of December 17, 2008, by and between The Company and Stephen G. Ives.

*,**10.34	Employment Agreement, dated effective as of December 17, 2008, by and between The Company and Allen D. Breaux.

*,**10.35	Employment Agreement, dated effective as of December 17, 2008, by and between The Company and Alan S. Pennington.

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 2.1 of the Company’s annual report on Form 10-K for the year ended December 31, 2007).

**23.1	Consent of BDO Seidman, LLP.

**23.2	Consent of T. J. Smith & Company, Inc.

**31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

**31.2	Certification of Chief Accounting Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

**32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

**32.2	Certification of Chief Accounting Officer pursuant Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

*	Management contract or compensation plan.

**	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE MERIDIAN RESOURCE CORPORATION
BY:	/s/ PAUL D. CHING
Chief Executive Officer
(Principal Executive Officer) President Director and Chairman of the Board

Date: March 16, 2009
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name		Title	Date

BY:	/s/ PAUL D. CHING Paul D. Ching	Chief Executive Officer (Principal Executive Officer) President Director and Chairman of the Board	March 16, 2009

BY:	/s/ LLOYD V. DELANO Lloyd V. DeLano	Senior Vice President (Chief Accounting Officer)	March 16, 2009

BY:	/s/ E. L. HENRY E. L. Henry	Director	March 16, 2009

BY:	/s/ JOE E. KARES Joe E. Kares	Director	March 16, 2009

BY:	/s/ G.M. LARBERG G.M. Larberg	Director	March 16, 2009

BY:	/s/ MICHAEL J. MAYELL Michael J. Mayell	Director	March 16, 2009

BY:	/s/ GARY A. MESSERSMITH Gary A. Messersmith	Director	March 16, 2009

BY:	/s/ C. MARK PEARSON C. Mark Pearson	Director	March 16, 2009

BY:	/s/ JOSEPH A. REEVES, JR. Joseph A. Reeves, Jr.	Director	March 16, 2009

BY:	/s/ DAVID W. TAUBER David W. Tauber	Director	March 16, 2009

BY:	/s/ JOHN B. SIMMONS John B. Simmons	Director	March 16, 2009

BY:	/s/ FENNER R. WELLER, JR. Fenner R. Weller, Jr.	Director	March 16, 2009