Form 10-K/A
period 2008-12-31
MERIDIAN RESOURCE CORP
filed 2009-04-30
CIK 869369

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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

EXPLANATORY NOTE
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
AUDIT COMMITTEE; AUDIT COMMITTEE FINANCIAL EXPERT
EXECUTIVE OFFICERS
CODES OF ETHICS
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
ITEM 11. EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS
COMPENSATION COMMITTEE REPORT
COMPENSATION TABLES AND ADDITIONAL INFORMATION
DIRECTOR COMPENSATION
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
STOCK OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS
STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES
EX-10.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (the “Amendment”) is being filed to amend the annual report on Form 10-K of The Meridian Resource Corporation (the “Company”) filed with the Securities and Exchange Commission on March 16, 2009 (the “Original Report on Form 10-K”). The sole purpose of this Amendment is to include Items 10, 11, 12, 13 and 14 of Part III previously intended to be incorporated by reference through the Company’s proxy statement for its 2009 annual meeting of shareholders. The Company will not be filing its proxy statement for its 2009 annual meeting within 120 days following the end of its fiscal year 2008 and, therefore, is filing this Amendment. Accordingly, Items 10-14 of Part III are amended and restated in their entirety. The reference on the cover page of the Original Report on Form 10-K to the incorporation by reference of the registrant’s proxy statement relating to its 2009 Annual Meeting is also deleted. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, the Company is including with this Amendment certain currently dated certifications. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these currently dated certifications and to file certain recently executed agreements described herein. Except as otherwise stated herein, the Amendment does not amend any other disclosure in the Original Report on Form 10-K.

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

				EXPIRATION
		PRESENT POSITIONS	DIRECTOR	OF PRESENT
NAME	AGE	WITH THE COMPANY	SINCE	TERM
Paul Ching	61	Class II Director, President and Chief Executive Officer, and Chairman of the Board	2008	2010
Joseph A. Reeves, Jr.	62	Class III Director (1)	1990	2011
Michael J. Mayell	61	Class III Director (1)	1990	2011
Fenner R. Weller, Jr.	57	Class III Director (2)	2004	2011
G.M. Byrd Larberg	56	Class III Director	2008	2011
David W. Tauber	59	Class I Director (3)	2004	2009 (6)
John B. Simmons	56	Class I Director (4)	2004	2009
C. Mark Pearson	53	Class I Director (5)	2006	2009
E. L. Henry	73	Class II Director (5)	1998	2010
Joe E. Kares	65	Class II Director	1990	2010
Gary A. Messersmith	60	Class II Director	1997	2010

(1)	Member of the Executive Committee and Directors’ Stock Option Plan Administration Committee.

(2)	Member of the Audit Committee and the Compensation Committee.

(3)	Member of the Audit Committee and the Board Affairs Committee.

(4)	Member of the Audit Committee.

(5)	Member of the Board Affairs Committee and the Compensation Committee.

(6)	Mr. Tauber has notified the Company that he will not stand for re-election at the 2009 annual meeting of shareholders.
     Paul D. Ching currently serves on the boards of three privately held technology start-up companies, and is the chairman of one of those boards. He is also the Executive Advisor of the Advanced Energy Consortium of the bureau of Economic Geology at the University of Texas, which consortium is dedicated to the search for applications of nanotechnology in the exploration and production business. Mr. Ching was Vice President, Technical, Research & Development, for Shell International E&P in the Netherlands from October 2002 to June 2007. He has held senior level exploration and production related positions for Royal Dutch Shell and its affiliates for the past 34 years. His domestic experience includes both offshore and onshore. From the late 1980s through the early 1990s Mr. Ching was the Division Production Manager, Houston, Texas, which was responsible for Shell’s onshore operations in the United States. Internationally, he has held a variety of positions including the General Manager of the Sarawak Gas Business for Shell Malaysia and President of Pecten Producing Company (a Shell Affiliate). He was elected by the Board to serve as Chairman of the Board of the Company on April 29, 2008.
     Joseph A. Reeves, Jr. is the former Chief Executive Officer of the Company. Mr. Reeves, along with Mr. Michael J. Mayell, founded the Company’s predecessor company, Texas Meridian Resources, Ltd. (“TMR”), during 1988. From that time to December 29, 2008, Mr. Reeves was Chief Executive Officer of the Company, and until April 2008, he also served the Company as Chairman of the Board of Directors.
     Mr. Michael J. Mayell is the former President and Chief Operating Officer of the Company. From 1988 to December 29, 2008 he held the positions of President and Chief Operating Officer or similar positions with the Company.
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
     David W. Tauber has since 1984 been one of two owners of Tauber Oil Company, a 55 year old marketing Company that markets petrochemical products, NGL products, fuel oil, carbon black feedstock and refinery feedstocks.
     John B. Simmons has served as Vice President and Chief Financial Officer of Paul Davis Restoration of Greater Houston since August 2007. He served as Vice Chairman and Chief Executive Officer of Stewart & Stevenson, LLC, a manufacturer, service provider and distributor of industrial and energy related equipment, from January 2006 to January 2007. He served as Senior Vice President, Treasurer and Chief Financial Officer of Stewart & Stevenson Services, Inc. from 2002 until 2006, and as their Controller and Chief Accounting Officer from 2001 to 2002. From 1997 to 2000, Mr. Simmons was Vice President and Chief Financial Officer of Cooper Energy Services, a provider of power and compression equipment.
     C. Mark Pearson has been President and Chief Executive Officer of Golden Energy LLC,

an independent oil and gas production company based in Denver, Colorado, or its predecessor, since its formation in September 2005. Previously, he was President and Chief Executive Officer of Carbo Ceramics Inc., an oilfield product and service company, from April 2001 to December 2005 and Vice President, Marketing & Technology for Carbo Ceramics from March 1997 to 2001. Dr. Pearson was Associate Professor of Petroleum Engineering at the Colorado School of Mines from 1995 to March 1997. He held a variety of technical and management positions with Atlantic Richfield Company (ARCO) from 1984 to 1995.
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

			YEAR FIRST
			ELECTED
NAME OF OFFICER	POSITION WITH THE COMPANY	AGE	AS OFFICER
Paul D. Ching	President and Chief Executive Officer, Chairman of the Board of Directors	61	2008
Lloyd V. DeLano	Senior Vice President, Chief Accounting Officer, and Secretary of the Company	58	1993
Alan S. Pennington	Vice President—Business Development—TMRX	55	1999
A. Dale Breaux	Vice President—Operations—TMRX	60	2002
Steven G. Ives	Vice President —TMRX	47	2005
For additional information regarding Mr. Ching, see “Directors”, above.
     Lloyd V. DeLano joined the Company in January 1992 performing contract work and became an employee of the Company in October 1992. Mr. DeLano was named Vice President -

Director of Accounting of The Meridian Resource & Exploration LLC, a wholly owned subsidiary of the Company (“TMRX”), in April 1993 and in June 1996 was named Vice President and Chief Accounting Officer of the Company. In December 2008, Mr. DeLano was appointed Secretary of the Company. Mr. DeLano is a Certified Public Accountant with over 30 years of oil and natural gas experience.
     Alan S. Pennington joined the Company in August 1989 as Vice President – Geology of TMRX and has held several positions with the Company. He is presently Vice President – Business Development of TMRX.
     A. Dale Breaux joined the Company in 2002 and is currently the Vice President—Operations of TMRX. Mr. Breaux has nearly 30 years of field and management experience in onshore and offshore drilling operations at Sun Oil Company, Campbell Energy Corporation, and Petrofina. Mr. Breaux holds a Bachelor of Science in Petroleum Engineering from the University of Louisiana in Lafayette.
     Steven G. Ives joined the Company in November 2001 and in April 2005 was named Vice President - Finance of TMRX. Mr. Ives’ previous positions with the Company included Manager – Finance and Senior Financial Analyst. Mr. Ives has over 20 years of financial and management experience with LandCare USA, Inc., Convest Energy Corporation and Sandefer Oil & Gas, Inc. Mr. Ives received his Bachelor of Business Administration in Finance from Southwest Texas State University in 1986 and is a licensed Certified Public Accountant.
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
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
     Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and directors and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten-percent shareholders are required by the regulations promulgated under Section 16(a) to furnish the Company with copies of all Section 16(a) forms they file.
Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that, during the period from January 1, 2008, through December 31, 2008, all officers, directors and greater than ten-percent shareholders of the Company were in compliance with applicable filing requirements, except for Mr. Allen D. Breaux, Vice President of Operations, for

whom a Form 5 due in February 2008 was filed on April 24, 2008, and except for Mr. Paul Ching, Director, for whom a Form 3 due January 11, 2008 was filed on January 16, 2008.
ITEM 11. EXECUTIVE COMPENSATION.
COMPENSATION DISCUSSION AND ANALYSIS
Compensation Committee
     It is the responsibility of the Compensation Committee of the Board of Directors to discharge the Board’s responsibilities relating to the evaluation and compensation of our executive officers, including, but not limited to, our President and Chief Executive Officer (CEO), Paul D. Ching, our former Chief Executive Officer , Joseph A. Reeves, Jr., and our former Chief Operating Officer (COO), Michael J. Mayell, to establish and administer an overall compensation program that promotes the long-term interests of the Company and our shareholders, and to evaluate performance of our executive officers. The Company does not currently employ an executive in the position of COO, but did prior to December 2008. In addition, the Compensation Committee is responsible to make recommendations to the Board regarding succession planning and development for senior executives and positions as needed.
     All the named officers whose compensation is described in this report have written employment agreements with us. The Compensation Committee reviews total compensation of our CEO (and, formerly, our COO as well) annually, when renewing the contracts of those individuals and at other intervals as necessary. The committee uses information supplied by various sources, including Company management and outside compensation consultants, to assist it in this review. The Compensation Committee makes recommendations to the full Board of Directors, which in turn votes on all issues related to compensation for the Chief Executive Officer (and, formerly, the Chief Operating Officer), with those officer-directors abstaining on votes that relate to themselves. The Employee Compensation Committee of the Board of Directors, which is comprised of Messrs. Reeves and Mayell, set the salaries of all employees (except for themselves), including officers and other senior executives, and granted cash bonuses to such officers and other senior executives. The Employee Compensation Committee negotiates and approves all employment and compensation-related contracts with senior executives. The Executive Committee, which is also comprised of Messrs. Reeves and Mayell, performs several functions, including several related to compensation and administration of compensatory programs.
     Director compensation is revised as the Board considers appropriate with the entire Board of Directors voting.
     In 2008, the Compensation Committee used the compensation consulting firm Longnecker & Associates to provide comparative data and analysis regarding executive compensation. Longnecker & Associates was selected by the Compensation Committee and reports directly to it. They have performed no other work for us and have no other outside relationship to the Company or its directors or officers. For further information, see “Compensation Studies.”

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
     In addition to these principles, we believe that the employee’s tenure with the Company should be considered when reviewing his or her total compensation. Our executive officers have, on average, 12 years of service with the Company. We value the depth of experience of our executive team in oil and gas exploration and production generally, and in the properties and prospects of the Company particularly.
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
Activity during 2008
     The year 2008 saw the completion of the Compensation Committee’s extensive review of the compensation packages of our former CEO, Mr. Joseph A. Reeves, Jr., and our former

COO, Mr. Michael J. Mayell. These reviews had been undertaken earlier, and significant time and discussion were required to determine the right actions to bring compensation for these officers into line with the committee’s philosophy and objectives. The committee observed that legacy elements of the program, based on contractual terms established in prior years and carried forward, had resulted in compensation which did not closely track performance or provide incentive in accordance with the committee’s views on the best structure for executive compensation at the highest levels.
     As a result of completion of this review, and discussion and negotiation with these former officers, Messrs. Reeves’ and Mayell’s employment contracts were terminated and replaced with new contracts on April 29, 2008. The new contracts did not affect their duties, with the exception that Mr. Reeves stepped down as Chairman of the Board. The new employment agreements expired on December 29, 2008, after which Messrs. Reeves and Mayell became consultants to the Company. Also on April 29, 2008, the Company revised or cancelled other compensation-related agreements with Messrs. Reeves and Mayell, as part of the overall reworking of their compensation packages.
     Messrs. Reeves’ and Mayell’s original contracts, including compensation-related contracts as well as the employment agreements, presented a significant legal and monetary obligation to the Company. None of the contracts could be terminated at will; therefore, significant contract settlement payments were necessary to achieve the committee’s goal of reforming executive compensation for these two officers to more closely reflect the philosophy and objectives of the committee.
     The contract settlement payments also represented a significant legal and monetary obligation to the Company, and are considered compensation to those executive officers. The settlement payments have been reflected in the “All Other Compensation” column of the Summary Compensation Table. Termination of our deferred compensation plan resulted in distributions of previously earned Company stock to Messrs. Reeves and Mayell, and these amounts are reflected in the “Non-Qualified Deferred Compensation” table, in the “Aggregate Withdrawals / Distributions” column.
     We have provided an overview of these significant contractual changes and support for those decisions in this Compensation Discussion and Analysis under the heading, “Review of Compensation of Former Chief Executive Officer and Former Chief Operating Officer.”
     On December 30, 2008, Paul D. Ching, who had succeeded Mr. Reeves as Chairman of the Board, became our President and CEO. The terms of his employment were based on an expectation that he will serve on an interim basis only, under a six-month contract that may be renewed. Mr. Ching remains the Chairman of the Board, but as an employee-director, no longer receives fees for his service on the Board. In order to facilitate his dual service as both CEO and Chairman of the Board, on December 22, 2008 the Company adopted an amendment to its bylaws, which had previously been amended to prevent such dual service. At such time that the Board appoints permanent replacements for the positions of CEO and President, and Mr. Ching resigns from service as CEO, the Board intends to amend our Bylaws again to provide that the Chairman of the Board shall not simultaneously hold the position of CEO.

     A review of Mr. Ching’s compensation and support for those decisions is included in this Compensation Discussion and Analysis under the heading “Compensation of Chief Executive Officer.”
     Compensation of Chief Executive Officer
     As described above, Mr. Paul D. Ching began serving as President and CEO in December 2008. Mr. Ching became Chairman of the Board in April 2008, and has been on our board since January 2008. Mr. Ching’s compensation package, which is reflected in his employment agreement effective December 30, 2008, includes the following:
•	a six-month contract at a salary of $41,667 per month, which equates to an annual rate of $500,000;

•	a discretionary bonus at the sole option of the Board of Directors, of a maximum amount equal to the amount he will have earned in salary during his tenure as President and CEO;

•	a total of 250,000 stock options with an exercise price of $.58 (closing market price on first day of business of 2009) which vest 50% in six months and the remainder one year from date of grant;

•	provision for reimbursement of reasonable travel and living expenses, as Mr. Ching’s home is in Dallas, and the Company’s offices are in Houston; and

•	termination benefits that would guarantee full payment of the remainder of the contract if termination were for various reasons, but not including death, disability, or cause.
     Mr. Ching’s compensation does not include any of the Company’s standard employee benefits, such as health insurance and 401(K) plan matching contributions. In addition, so long as he is an employee, he will not receive fees for his service on the Board of Directors or as Chairman of the Board, although he continues to serve us in those capacities. As Chairman of the Board, he was entitled to a total of $125,000 annually in fees for his services on the board, plus additional smaller fees for meeting attendance. (Mr. Ching was the first non-employee director to serve as Chairman of the Board, and thus the first to receive a fee for service as Chairman, which he received during the latter portion of 2008. The Company set the fee for serving as Chairman at $100,000 annually, which is in addition to the annual non-employee director’s fee of $25,000. In setting this fee, the board relied on information supplied by our compensation consultants, among other factors.)
     In providing this compensation package to Mr. Ching, the Compensation Committee considered the following:
•	the interim nature of the appointment during a time of transition for the Company, which necessitated a focus on shorter-term performance;

•	the challenges facing the Company in December 2008, which included the precipitous decrease in prices for our products experienced in the second half of 2008, the loss of access to credit when the borrowing base under our credit facility became fully drawn in December 2008, and a continued decline in production;

•	executive compensation studies provided by compensation consultants; and

•	Mr. Ching’s added value as a current director familiar with the Company and its business.
     As a result of these considerations, and of negotiations with Mr. Ching, the Compensation Committee determined that a package consisting primarily of cash, but also including equity incentives with a shortened vesting period, was appropriate. The Committee considered these factors when setting the salary, the cash portion of the compensation package:
•	The challenges facing the Company, and Mr. Ching’s added value due to experience with the Company and in the industry;

•	The dual nature of his duties, as both CEO and Chairman of the Board of Directors, for which he would no longer receive director fees;

•	The added personal inconvenience of weekly travel between his home and our offices and time spent away from his family.
     Additionally, the provision of no employee benefits and the completely discretionary nature of any bonus were factors in setting the salary. Finally, the committee also considered the loss of two executives (Messrs. Reeves and Mayell) to be replaced on an interim basis with only one executive, and this reduction in supporting executive team could increase the difficulty for Mr. Ching. The Compensation Committee used compensation information from consultants only for reference, and not to provide a specific mathematical computation of compensation items.
Total compensation; allocation among different elements of compensation
     As noted above, the Compensation Committee is responsible for making recommendations regarding the compensation of the CEO and, formerly, the COO. The Executive Compensation Committee reviews total compensation of the other named executive officers annually when their employment contracts are renewed.
     Each of our named executive officers except Mr. Ching has been with the Company for many years. Total compensation and its components as of year-end 2008 were largely the cumulative result of compensation decisions made for each of these individuals over a period of many years. Some programs initiated in the past, such as our well bonus plans, in which wells included in the plans may produce oil and natural gas over multiple years, were designed to provide potentially increasing benefits as the term of employment lengthens and the employee realizes production from additional wells over time. Taken together, these legacy factors have placed limitations on the Company’s ability to use its discretion to adjust total compensation and the distribution of the total among components such as cash and non-cash elements, and long-term versus short-term incentives.
     Total compensation for the named executive officers in 2008 was weighted toward cash elements, with the cash component ranging from 75% to 98% of total compensation. As discussed above, this allocation was largely the result of legacy agreements. Messrs. Reeves and Mayell each elected to receive equity compensation in lieu of a portion of their cash compensation. They consistently made this election for many years, and have accumulated significant ownership of our common stock. Other executives were not given the equity opportunity provided to Messrs. Reeves and Mayell through our deferred compensation plan. Rather, through the well bonus plans, which is paid in cash rather than shares, they were given a stake in company performance. In addition, other executives were granted stock options.
     Total compensation has been increased over time by the long-term tenure of our executive group. We generally consider the resulting accumulation of experience, knowledge and cooperation to be important assets to the Company.
Compensation components; relation of components to our objectives
     In order to achieve our objectives, we utilize a combination of compensation elements:
•	Salaries and annual cash bonuses;

•	Profit-sharing incentives based on awards related to the net profits of our wells;

•	Until April 2008, a deferred compensation plan with opportunities to invest in our common stock;

•	Long-term incentives based on equity awards;

•	Employment contracts with termination benefits; and

•	Benefits and limited perquisites.
     In July 2008, we also initiated the Meridian Resource & Exploration LLC Retention Incentive Compensation Plan, which was applicable to all employees other than top management, and included executive officers other than our CEO and COO. The purpose of the plan was to encourage the retention of valued employees for the immediate term. The employment market for experienced personnel in the oil and gas industry had been very strong in recent years. The Company believed the incentive program would help to equalize its employees’ compensation with current market conditions and motivate them to continue their careers with Meridian. Participating employees were given two months’ pay as a bonus at inception of the plan and another four months’ pay at completion of an additional nine months of service on March 31, 2009.
     Also in 2008, the Company provided certain protections to a group of employees, in which all the named executive officers other than current and former CEO and COO are included, by introducing The Meridian Resource & Exploration LLC Change in Control and Severance Plan, effective December 15, 2008. Under the terms of this plan, employees will receive severance payments, accelerated vesting of any unvested equity awards, and extended health insurance benefits, in case of termination of their employment after a change of control of the Company. The amount of severance and other benefits varies by employee. The selection of participating employees and the terms provided to each individually were determined by the Executive Committee. The purpose of this plan was the same as the retention plan described above.

     Salary. Salaries for our executive officers in 2008 were based on the initial salaries set forth in their respective employment agreements. We grant an annual salary increase to all employees at the same time, usually in December. Executive officers are included in this increase. In December 2007, this company-wide “cost of living” increase was 4.3%. We may also grant a merit or market-based increase to our executive officers or other employees, based upon a change in responsibilities or other factors. Increases in salary provided to our named executive officers ranged from 4.3% to 10% during 2008. All salary increases were attributable to the company-wide cost of living increase, except for the increase to Messrs. Reeves and Mayell, whose 10% increase in salary was part of the overall changes to their compensation arrangements, which included significant reductions of other components of compensation.
     Annual Bonus for Former Chief Executive and Former Chief Operating Officer. In 2006, 2007, and for a portion of 2008, we provided an annual bonus payment to each of Messrs. Reeves and Mayell. The bonus amount was based on the terms of their respective employment agreements in effect during this time, which were substantially identical. Bonus amounts under these prior contracts, which have been superseded, were contractually obligated, rather than based on performance. In the years 2006, 2007, and 2008, the bonus obligation under each of these two contracts was $760,000 annually. Bonus payments were based on a quarterly schedule with uneven quarterly payments. The Compensation Committee agreed that such non-performance related significant cash bonuses were not appropriate and should be replaced with at-risk performance incentives or none at all.
     It is important to note, however, that both Messrs. Reeves and Mayell had the option to defer any portion of their salary and contractual bonus, receiving rights to future issuances of shares of common stock in lieu of cash (see “Deferred Compensation” below). Historically, since 1996, both executive officers had substantially utilized this alternative, reducing the purely cash element of their compensation, relative to salary and bonus.
     Discretionary cash bonus. From time to time, the Executive Committee and /or the Compensation Committee will award cash bonuses to employees for outstanding service. In 2008, such bonuses were awarded to Lloyd V. DeLano, Senior Vice President and Chief Accounting Officer, in the amount of $50,000, and to Mr. Steven G. Ives, Vice President, in the amount of $10,395. Mr. DeLano’s discretionary bonus was based on improved Sarbanes Oxley performance and outstanding leadership of his department; Mr. Ives’ discretionary bonus was related to successful bank negotiations in early 2008.
     Net profits interests. During 2007 and prior years, and through April 2008, we granted net profits interests in Company properties to Messrs. Reeves and Mayell under the terms of substantially identical agreements (“NPI Agreements”) with each of these two officers that became effective January 1, 1994. Under the NPI Agreements, Messrs. Reeves and Mayell were each assigned a real property interest of a 2% proportional net profits interest in production from each property on which the Company expends funds during the term of his employment. These permanent assignments of real property interests were not subject to vesting, nor to continued employment with the Company. See “Narrative to Summary Compensation Table — Net Profits Interests” and “2008 Compensation for Former Chief Executive Officer and Former Chief

Operating Officer” below for further information.
     These net profits interests pay the owner his or her proportionate share of revenue from sales of production from a given property, less the costs of operating the leasehold. They are not reduced by the amounts of depreciation, depletion or other forms of capital costs, and in that respect are more favorable than the interest retained by the Company. This element of compensation was historically intended by the Company to provide incentive to our top executives to identify, acquire, drill, develop and produce mineral interests in the most cost effective manner possible. Only developed and producing properties provide net profits payments; therefore, those executives were motivated to expend limited capital budgets for acquisition, drilling and development with care and efficiency. Similarly, they are motivated throughout the lives of these properties to achieve the highest possible sales prices for our products and the lowest possible allocable operating costs.
     However, the Compensation Committee believes this form of compensation had, over time, provided excessive rewards for past performance and was insufficiently directed toward present and future performance. Under the termination agreements, the NPI Agreements were therefore modified to preclude further awards of interests in new properties. See “2008 Compensation for Former Chief Executive Officer and Former Chief Operating Officer” below.
     The mineral interests awarded annually under the NPI agreements are reported in the Summary Compensation Table in each of the three years presented in the “All Other Compensation” column. The valuation of the mineral interests is computed by a third party appraiser for each individual property. Each award takes the form of an assigned mineral interest in an undrilled lease, with no proven mineral reserves at the date of grant.
     Well bonus plans. During 2006, 2007, and 2008, we provided profit sharing opportunities to all of our employees other than the CEO and the COO through well bonus plans. Our named executive officers, other than Messrs. Reeves, Mayell, and Ching, each participate in The Meridian Resource Corporation Management Well Bonus Plan (the “Management Plan”). Messrs. Reeves and Mayell comprise the Executive Committee which administers the Management Plan; they do not participate in the plan.
     Under the terms of the Management Plan, which was adopted in 1997, employees receive a cash bonus computed with reference to the net profits of a pool of wells. Each employee in the Management Plan participates at a level designated by the Executive Committee in each producing well acquired or spudded during his or her term of employment with the Company.
     Net profits for the purposes of this plan are computed as the revenue from sales of production from a given property, less the costs of operating the leasehold. It does not include depreciation, depletion or other forms of capital costs. The total of all participations for all wells for a given individual may be paid in either cash or common stock of the Company and is currently paid in cash. The participation factors for each of Messrs. DeLano and Pennington are 1/4th of 1%. The participation factors for Mr. Breaux are either 1/5th of one percent, or 1/4th of one percent, depending on the spud dates of the various wells in which he participates. The participation factors for Mr. Ives range from 0.15 of 1% to 1/4th of 1%, depending on the spud dates of the various wells in which he participates.

     Please refer to “Narrative to Summary Compensation Table — Well Bonus Plans” for a more detailed description of the Management Plan and other well bonus plans. The Management Plan was intended to provide similar incentives to key employees as do the net profits interests assigned to Messrs. Reeves and Mayell (as described above). The well bonus plans also are designed to accumulate participations as employment lengthens, which may increase employee retention.
     Deferred Compensation. In 1996, we adopted a deferred compensation plan (“DCP”) applicable specifically to our CEO and COO at the time, Messrs. Reeves and Mayell. Under the terms of the DCP, Messrs. Reeves and Mayell were given the option to defer any portion of their salary and/or bonus and receive instead the right to future issuances of shares of common stock in return for such deferral. No actual shares were to be issued from the DCP until the employee’s death, retirement, or termination of employment. The Company matched such deferrals on a one-for-one basis, subject to a twelve month vesting schedule. The number of shares credited to each executive officer on the basis of his deferred compensation, as well as Company matching shares, was tracked in a notional account, and the liability to the officers was subject to the general credit of the Company.
     The purpose of the DCP was to create ownership opportunities for our top management, which in turn provided them with long-term incentives and helped to align their interests with those of other shareholders. The DCP also conserved cash resources of the Company, and provided our executive officers with certain tax advantages. Historically, Messrs. Reeves and Mayell have utilized the DCP significantly each year since it was adopted. In each of 2006 and 2007, they each deferred $400,000, which was approximately 30% of the total annual cash compensation available to them under salary and bonus programs. In 2008, they again elected to defer $400,000; their contributions had totaled $160,000 each by the time the DCP was terminated in April 2008. Over time, the accumulation of share rights in the DCP, along with other equity positions in options and stock owned outside the DCP, ensured that these two officers each had a significant portion of their personal assets tied to the long-term success of the Company.
     For further information on the DCP, see “Narrative to Summary Compensation Table — Deferred Compensation Plan” and “Non-Qualified Deferred Compensation” below. Within the Summary Compensation Table below, deferred salaries are reported in the “Salary” column, and the value of the matching notional shares when granted are reported in the “All Other Compensation” column. Changes in the market value of the share rights held are not reported on the Summary Compensation Table, but are reported on the Non-Qualified Deferred Compensation Table, in the Aggregate Earnings column.
     In April 2008, the Company terminated the DCP, in conjunction with other changes to the compensation packages of Messrs. Reeves and Mayell. See “2008 Compensation for Former Chief Executive Officer and Former Chief Operating Officer” below.
     Equity awards. We have utilized the 1997 Plan and a previous plan, the Texas Meridian Resources Corporation Long-Term Incentive Plan (“1995 Plan”), as well as the 2007 Long-Term Incentive Plan (“2007 Plan”) to provide equity ownership awards and opportunities to our employees. For further information about these plans, see “Narrative to Summary Compensation Table — Long-Term Incentive Plans” and “Securities Authorized for Issuance under Equity Compensation Plans” below. We have granted options to purchase our common stock (stock options) to employees as incentives in past years. More recently, we have utilized such awards as hiring inducements for new employees. We have not granted significant awards under any of the plans to the named executive officers since 2002 (except for Mr. Ching, who received grants of options and non-vested stock as a director and upon appointment as Chairman of the Board in 2008, and a larger grant of options upon his appointment as CEO in December 2008). With the exception of Mr. Ching’s equity awards, all previously granted awards have been vested for some time. Consequently, we recognized no expense in 2006 or 2007 for awards to the named executive officers, and none is reported in the “Option Awards” column of the Summary Compensation Table below; for 2008, awards are presented for Mr. Ching only.
     Generally, awards of stock options under the 1995 Plan and the 1997 Plan, which were utilized for the grants made to the named executive officers, included an exercise price equal to the closing price of our stock on the date of the grant, vesting over a three year period (25% on the date of grant, and 25% on each of the first, second, and third anniversaries of the grant date), and have a term of ten years. Mr. Ching’s awards have varying vesting terms, but the most significant grant, made upon his appointment as CEO, vests 50% on each of the first and second six-month anniversaries of grant date, which was January 2, 2009 (i.e., they will be fully vested on the first anniversary of grant date.) This more accelerated vesting schedule recognizes the shorter term nature of his assignment with the Company as our interim CEO.
     We believe that equity awards provide an effective method to incentivize employees. In granting fewer equity awards to top management in recent years, we took into consideration the substantial equity positions already established by our then CEO and COO, Messrs. Reeves and Mayell. We also considered additional equity awards in the context of total compensation. When granting equity awards, we consider the impact such awards would have on our share-based compensation expense, and on shareholder dilution. We may in the future increase our reliance on equity awards as a form of executive compensation.
     Choice of equity vehicles. Each of the plans allows us to make grants of stock options, restricted stock, and other forms of equity awards. Other than the notional stock rights utilized in the DCP, we have utilized primarily stock options. We may choose to utilize other forms of equity awards, such as stock which vests over time, in the future. We believe that stock options efficiently achieve the two objectives of equity ownership and incentive to increase the value of our stock for all shareholders. Stock options create a higher level of potential shareholder dilution than would an equivalent award of non-vested stock. However, we believe they provide relatively more performance incentive, as all options are granted at-the-money, and unlike stock shares, have no initial intrinsic cash value to the employee.
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

     Grants to directors are made under the terms of the Meridian Resource Corporation 2006 Non-Employee Directors’ Incentive Plan (the “Director Plan”). Although this plan allows for various forms of equity awards, we have historically granted primarily awards of stock options.
     Scheduled awards to directors are granted on the dates of their appointment, election, and reelection to the Board of Directors. The exercise price is the closing price of our stock on the date of grant. We may grant subsequent awards of stock options to our directors as recognition for their service and to provide additional incentive to them, but historically we have not done so. The exception to that is that Mr. Ching was granted 15,873 shares of non-vested stock in 2008, upon his appointment as Chairman of the Board.
     Although the Company has not adopted a formal policy with regard to equity grants, our practice is to use care in selecting the date of significant grants (other than hiring incentives, which relate to the date of hire, and director election and reelection dates, which relate to those election dates) so that grant dates are not in close proximity to the timing of public announcements which may affect the price of our stock. We expect to continue to set exercise prices at the closing price of our stock on the date of grant.
     Employment contracts and post-termination compensation. We have written employment agreements with each of our current named executive officers. Each agreement specifies a minimum salary and some form of termination benefits. In addition, The Meridian Resource & Exploration LLC Change in Control and Severance Plan provides backup in case of employee termination due to change of control. We believe that such benefits help provide an environment of relative security in which our executives will achieve their best. With the exception of Mr. Ching, each named executive officer for whom termination benefits have been provided has been employed by the Company for many years. The provision of these benefits also assures them that their years of service are recognized and valued by the Company.
     For further details regarding the employment agreements and termination benefits, see “Potential Payments upon Termination or Change-in-Control” below. Termination benefits for Messrs. Reeves and Mayell are not presented, as they were no longer under contract (other than as consultants) at December 31, 2008.
     Benefits. With the exception of Mr. Ching, who receives no benefits, we provide basic benefits to our named executive officers on the same basis we provide benefits to other Company employees. We provide health and life insurance. We also provide matching funds for those employees who contribute to our 401(k) savings plan, matching up to 6.5% of their annual salary, subject to certain limitations as outlined in the 401(k) plan. These matches are made in shares of common stock.
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
Tax and Accounting Considerations
     Section 162(m) (“Section 162(m)”) of the Internal Revenue Code of 1986, as amended, currently imposes a $1 million limitation on the deductibility of certain compensation paid to the Company’s employees. Excluded from the limitation is compensation that is “performance based.” Excluded compensation must meet certain criteria, including being based upon predetermined objective standards approved by the Company’s shareholders. Awards under the Management Plan, as well as bonus and salary compensation awarded to the Company’s executive officers in 2006, 2007, and 2008, did not satisfy the requirements of Section 162(m). The Board of Directors takes into account the potential application of Section 162(m) with respect to incentive compensation awards and other compensation decisions.
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
2008 Compensation for Former Chief Executive Officer and Former Chief Operating Officer
     In April 2008 we made significant changes in the structure of the compensation of our top two executives, Messrs. Reeves and Mayell, our CEO and COO. These changes are the result of much study and discussion between the Compensation Committee, outside advisors, the full Board of Directors, and the executives themselves. At issue in these discussions were serious considerations regarding the continuing obligations of the Company under the legacy agreements, which have been terminated as described below. The result of those discussions, we believe, was fair and equitable to both the Company and the executives who were willing to accept changes which reduced their compensation.
     The Compensation Committee concluded that compensation to Messrs. Reeves and Mayell was excessive given the performance of the Company and that it also did not reflect the committee’s compensation philosophy and objectives, in these important respects:
•	the compensation arrangements failed to align their interests with the interests of the Company and its shareholders;

•	compensation was not meaningfully linked to individual or Company performance; and

•	the compensation arrangements failed to result in sufficient achievement of the Company’s business goals.
     In drawing the conclusion that compensation was excessive and insufficiently related to performance, the committee made these observations:
•	the employment contracts for these two executive officers, which were substantially identical, included guaranteed cash bonuses, unrelated to performance, which must be substantially equivalent to those from the previous year; by 2006, this guaranteed bonus was $760,000 to each officer, in addition to a salary of over $500,000;

•	the employment contracts were unnecessarily binding to the Company, with automatically refreshing contract terms that ensured a constant remaining term of no less than two years;

•	the termination provisions in the employment contracts were out of scale with the size of the Company and the executives’ performance; these provisions, which ultimately were the basis of the termination payments made to settle the contracts, required a maximum payment of three times salary plus four times bonus in case of termination without cause; and

•	the NPI agreements provided excessive rewards for past performance and were not sufficiently directed toward present or future performance.
     The DCP dated from a much earlier time in Company history, 1996. The committee noted that while it served its purposes of conserving cash and providing an equity award for many years, those objectives needed to be recalibrated with other equally important objectives.
     The Compensation Committee was informed during 2008 by Messrs. Reeves and Mayell that each of Messrs. Reeves and Mayell received payouts of approximately $3.6 million in 2007 and $5.4 million in 2006 from net profits interests the Company had granted them pursuant to the NPI Agreements. (For 2008, Messrs. Reeves and Mayell received payouts of approximately $3.8 million from their NPI’s.) The payouts from these previous NPI awards, which the Compensation Committee viewed as excessive, particularly in light of the Company’s recent performance, were not a function of the current performance of these executives and were not contractually conditioned upon their continued employment by the Company.
     The NPI arrangements dated from 1994, when the Company was in an early stage of development, with a small capital budget, restraints on cash, and a small drilling program. Since that time, the Company has drilled many more wells at a more accelerated pace, and received much higher sales prices than were prevalent in 1994. Consequently, in the intervening 15 years, the accumulation of interests and the income they produce has increased significantly. The Compensation Committee believed that more than sufficient incentives and rewards had already been achieved under this program, and that it no longer served the best interests of the Company.
     New employment contracts; termination of other contracts. Effective April 29, 2008 the employment contracts for Messrs. Reeves and Mayell were terminated and replaced with new agreements. The NPI Agreements were terminated and no further NPI’s for new properties are to be granted after April 28, 2008. Termination of the NPI Agreements, however, does not affect any prior interests acquired by Mr. Reeves or Mr. Mayell before that date. The DCP was terminated, and the shares were distributed as described below. By its terms, termination of the DCP is one of the events that prompt a distribution. Messrs. Reeves and Mayell agreed to these changes in exchange for certain cancellation payments described below. In addition, Mr. Reeves agreed to relinquish his position as Chairman of the Board. As was the case with the prior agreements, Messrs. Reeves and Mayell both received substantially identical new agreements.
     The new employment agreements simplified the compensation package for Messrs. Reeves and Mayell. Salary and guaranteed bonus, which together previously totaled $1,305,059, were reduced to $600,000 in salary. No annual bonus was payable under the new employment agreements. The termination date of the new employment agreements was December 29, 2008; benefits for earlier termination, had it occurred, were generally limited to payout of salary and, for the remainder of the term of the contract and until October 31, 2010, continuation of benefits.
     The new employment arrangements provided that after December 29, 2008, each of Messrs. Reeves and Mayell would provide services to the Company under consulting agreements through April 2009, for a monthly fee of $50,000 to each individual.
     Agreements to terminate prior compensation arrangements. In exchange for termination of the employment agreements, the NPI agreements and the DCP, Messrs. Reeves and Mayell each entered into termination agreements with the Company. The termination agreements set forth the payments made to compensate these officers for the Company’s termination of these prior binding agreements.
     Under his termination agreement, Mr. Reeves received a cash payment of $4,953,374, which was computed by reference to the formula in his prior employment agreement as if he had been terminated without cause. It included, generally, his current annual salary plus annual bonus (approximately $1.35 million), times three, plus one additional annual bonus (approximately $780,000), plus an estimated amount for the value of certain benefits (approximately $120,000). This cash payment was placed in a Rabbi Trust account for the benefit of Mr. Reeves, and is expected to be disbursed on June 29, 2009.
     Under his termination agreement, Mr. Mayell received a cash payment of $4,940,255, which was computed by reference to the formula in his prior employment agreement as if he had been terminated without cause. It included, generally, his current annual salary plus annual bonus (approximately $1.35 million), times three, plus one additional annual bonus (approximately $780,000), plus an estimated amount for the value of certain benefits (approximately $110,000). This cash payment was placed in a Rabbi Trust account for the benefit of Mr. Mayell, and is expected to be disbursed on June 29, 2009.
     Due to termination of the DCP, the termination agreement provided the Company would distribute to Messrs. Reeves and Mayell 1,497,111 shares and 1,307,691 shares, respectively, of the Company’s common stock, which it did on July 2, 2008, using newly issued shares (less 534,968 shares and 466,543 shares withheld for payment of personal withholding taxes of Messrs. Reeves and Mayell, respectively). In addition, the termination agreement required 856,057 shares to be distributed to each of Mr. Reeves and Mr. Mayell. These shares of newly issued stock were placed in the Rabbi Trust for Mr. Reeves’ and Mr. Mayell’s benefit on October

2, 2008 and are expected to be distributed along with the cash from the trust account on June 29, 2009. All shares distributed or to be distributed represented the maturation of the stock rights which had accumulated in Messrs. Reeves’ and Mayell’s notional accounts in the DCP for many years, and a small number of share rights which were vested on an accelerated basis to facilitate the termination of the plan.
     Under the termination agreement, the NPI Agreements were halted as of April 28, 2008, such that no new properties could be added to the pool of properties existing at that date. However, rights to properties in the pool at that date would not be affected, with one exception. Properties, under the terms of the NPI Agreements, included undrilled areas of interest and undrilled leases, which may or may not mature into formal mineral leases and producing wells. Messrs. Reeves and Mayell would continue to have rights to the 2% NPI on all properties in which the Company had expended funds through April 28, 2008; however, for any wells spudded after that date, the NPI share would include the capital costs of drilling and equipping the well. This change significantly reduced the value of future NPI grants.
     In recommending these changes, the central issue considered by the Compensation Committee was pay for performance. The Committee observed that total compensation for the most recent several years did not track Company performance as it should. They recognized that only a small portion of the total compensation package was at risk. Therefore, the Compensation Committee recommended these significant reductions in the compensation of the former CEO and former COO, and other changes in the roles of the CEO and COO, including the completion of Mr. Reeves’ service as the Company’s CEO on December 29, 2008.
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
E.L. Henry (Chairman)
Fenner R. Weller, Jr.
C. Mark Pearson

COMPENSATION TABLES AND ADDITIONAL INFORMATION
     The following table sets forth a summary of compensation paid to our Chief Executive Officer, Former Chief Executive Officer, Former Chief Operating Officer, Chief Accounting Officer and the three other most highly paid persons serving as executive officers for the year ended December 31, 2008.
Summary Compensation Table

									Change in
									Pension
									Value and
									Nonqualified	All
								Non-Equity	Deferred	Other
Name and						Stock	Option	Incentive Plan	Compensation	Compen-
Principal		Salary		Bonus		Awards	Awards	Compensation	Earnings	sation		Total
Position	Year	($)		($)		($) (1)	($) (1)	($)	($)	($)		($)
Paul D. Ching, CEO, President, & Chairman of the Board of Directors	2008	—		—		25,000	5,817	—	—	100,750	(2)	131,567
Joseph A. Reeves	2008	749,499	(3)	592,950	(4)	—	—	—	—	5,347,516	(5)	6,689,965
Jr., Former	2007	545,059	(3)	782,711	(4)					492,679	(6)	1,820,449
CEO & Chairman of	2006	521,587	(3)	781,733	(4)					551,924	(7)	1,855,244
the Board of Directors
Michael J. Mayell,	2008	749,499	(3)	592,950	(4)	—	—	—	—	5,334,397	(8)	6,676,846
Former COO &	2007	545,059	(3)	782,711	(4)					492,679	(6)	1,820,449
President	2006	521,587	(3)	781,733	(4)					551,924	(7)	1,855,244
Lloyd V. DeLano,	2008	260,750		638,749	(9)	—	—		—	14,950	(10)	914,449
Sr. Vice President,	2007	244,422		451,019	(9)					14,625	(10)	710,066
CAO, and Secretary	2006	211,021		759,890	(9)					14,359	(10)	985,270
Alan S. Pennington	2008	245,105		585,490	(11)	—	—	—	—	14,950	(10)	845,545
VP Business	2007	232,003		450,394	(11)					14,625	(10)	697,022
Development	2006	217,233		759,567	(11)					14,300	(10)	991,100
A. Dale Breaux, VP	2008	234,675		369,843	(12)	—	—	—	—	14,950	(10)	619,468
Operations	2007	219,000		261,627	(12)					14,625	(10)	495,252
Steven G. Ives, VP Finance	2008	173,920		233,497	(13)	—	—	—	—	14,950	(10)	422,367

1.	Stock awards and option awards are stated as the amount included in 2008 share-based compensation expense for the awards of non-vested stock or stock options granted to each named executive through the end of fiscal year 2008, including amounts attributable to grants in prior years. See Footnote 10 to the Consolidated Financial Statements included in our 2008 Annual Report on Form 10-K for assumptions used in valuing these awards, and the methodology for recognizing the related expense. The expense has been modified in accordance with disclosure rules for this Item 402 of Regulation S-K, to eliminate forfeiture assumptions in computing the expense for the year. There were no actual forfeitures during 2008 by any of the named executives. All options are options to purchase our common stock.

2.	Includes $100,750 in director’s fees.

3.	Salary for Messrs. Reeves and Mayell includes $400,000 each, which they each elected to contribute to the DCP in each of 2006 and 2007, and $160,000 which they each elected to contribute to the DCP in 2008. See also “Narrative to Summary Compensation Table —Deferred Compensation Plan” below and footnotes (5), (6), (7) and (8) to this table below.

4.	Bonus amounts for Messrs. Reeves and Mayell include $760,000 each in bonus payments required to be paid by the Company under their employment agreements, in each of 2006 and 2007. In 2008, contractual bonuses totaled $567,950 for each of these two executives. The totals also include $25,000, $22,710, and $21,733 paid to each of Messrs. Reeves and Mayell under our Christmas bonus program in 2008, 2007, and 2006, respectively.

5.	Includes $4,953,374 paid into a Rabbi Trust for the benefit of Mr. Reeves under the terms of the Termination Agreement. Includes $160,000 in Company matching contributions of notional stock to Mr. Reeves’ deferred compensation account, $14,950 in Company matching contributions of stock to his 401(k) savings account, and $137,350 which represents the appraised value of net profits interest assignments made to him during 2008. For further information, see “Narrative to Summary Compensation Table — Net Profits Interests.” The appraisals are provided by a third party, and are based on the value of the net profits interest at the date of the assignment. Also includes $81,842 in legal and professional fees paid on behalf of Mr. Reeves in connection with the Termination Agreement and related matters.

6.	Includes $400,000 in Company matching contributions of notional stock to each of Messrs. Reeves’ and Mayell’s deferred compensation accounts, $14,625 in Company matching contributions of stock to each of their 401(k) savings account, and $78,054 which represents the appraised value of net profits interest assignments made to each of them during 2007.

7.	Includes $400,000 in Company matching contributions of notional stock to each of Messrs. Reeves’ and Mayell’s deferred compensation accounts, $14,300 in Company matching contributions of stock to each of their 401(k) savings accounts, and $137,624 which represents the appraised value of net profits interest assignments made to each of them during 2006.

8.	Includes $4,940,255 paid into a Rabbi Trust for the benefit of Mr. Mayell under the terms of the Termination Agreement. Includes $160,000 in Company matching contributions of notional stock to Mr. Mayell’s deferred compensation account, $14,950 in Company matching contributions of stock to his 401(k) savings account, and $137,350 which represents the appraised value of net profits interest assignments made to him during 2008. Also includes $81,842 in legal and professional fees paid on behalf of Mr. Mayell in connection with the Termination Agreement and related matters.

9.	Includes $534,426, $440,602 and $750,515 for bonus paid to Mr. DeLano under the Management Plan in 2008, 2007 and 2006, respectively. In 2008, also includes $43,458 retention bonus paid under the Meridian Resource & Exploration LLC Retention Incentive Compensation Plan. For further information, see “Narrative to Summary Compensation Table – Retention bonus.” Also in 2008, includes $50,000 discretionary performance recognition bonus. Also includes $10,865, $10,417 and $9,375 bonus paid under our Christmas bonus plan in 2008, 2007 and 2006, respectively.

10.	Represents Company matching contributions of stock to the named executive officer’s 401(k) savings account.

11.	Includes $534,426, $440,602 and $750,515 for bonus paid to Mr. Pennington under the Management Plan in 2008, 2007 and 2006, respectively. In 2008, also includes $40,851 retention bonus. Also includes $10,213, $9,792 and $9,052 bonus paid under our Christmas bonus plan in 2008, 2007 and 2006, respectively.

12.	Includes $320,952 and $252,253 for bonus paid to Mr. Breaux under the Management Plan in 2008 and 2007, respectively. In 2008, also includes $39,113 retention bonus. Includes $9,778 and $9,374 bonus paid under our Christmas bonus plan in 2008 and 2007, respectively.

13.	Includes $186,868 for bonus paid to Mr. Ives under the Management Plan, $28,987 retention bonus paid under the Meridian Resource & Exploration LLC Retention Incentive Compensation Plan, and $10,395 discretionary performance recognition bonus. Also includes $7,247 bonus paid under our Christmas bonus plan.
Grants of Plan-Based Awards
     The following table provides information on all grants of plan-based awards to our named executive officers in 2008.

			Option
		Stock	Awards:
		Awards:	Number of		Grant Date Fair
		Number of	securities	Exercise Price	Value of Stock
		shares of	underlying	of Option	and Option
Name	Grant Date	stock (#)	options (#)	Awards ($ / Sh)	Awards ($)
Paul D. Ching (1)	01/02/2008	—	15,000	$1.79	$10,200
	07/22/2008	15,873	—	—	50,000
	08/06/2008	—	15,000	2.83	17,400

(1)	Does not include an additional 250,000 options granted on January 2, 2009 at an exercise price equal to the closing market price of our common stock on that date, which was $0.58, vesting 50% on each of the first and second six-month anniversaries of the grant date. The fair value of the options at date of grant was $62,500. These options were granted in conjunction with Mr. Ching’s appointment as interim CEO and President.
Narrative to Summary Compensation Table
Employment Agreements
     During 2008, we had employment agreements with five of our named executive officers, which are summarized under the caption “Potential Payments Upon Termination or Change-in-Control” below. All of these agreements were replaced with new agreements on December 17, 2008, with the intention of bringing terms up to date and standardizing them. Mr. Ives had no employment agreement prior to December 17, 2008.
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
     In April 2008, the Company terminated the NPI Agreements. See “2008 Compensation for Former Chief Executive Officer and Former Chief Operating Officer” above. Under the terms of the termination, existing NPI’s were unaffected. However, any NPI’s related to new wells spudded after April 2008 on properties existing before the termination in April 2008, will now include capital costs of drilling and equipping the well.
     In the Summary Compensation Table above, the value included for the Net Profits Interests has been computed by a third party appraiser as of the assignment date for the individual property. The assignment date is typically early in the process of creating a prospect for potential exploration. The appraised values are estimated and thus may be higher or lower than the eventual values realized. The values eventually realized accrue to Messrs. Reeves and

Mayell over the long term as property owners and not as compensation, and over time may significantly exceed the initial value of these grants of unproven mineral interests. Net profits interests in successful wells continue to be paid to the owner until the well no longer produces.
Well Bonus Plans
     We provide profit sharing opportunities to all of our employees other than the CEO and the COO through well bonus plans. Our named executive officers, other than Messrs. Reeves and Mayell, each participate in The Meridian Resource Corporation Management Well Bonus Plan (the “Management Plan”). Messrs. Reeves and Mayell administer the Management Plan. Neither Messrs. Reeves nor Mayell participated in the Management Plan during 2008.
     Under the terms of the Management Plan, which was adopted in 1997, participating employees receive a cash bonus computed with reference to the net profits of a pool of wells. Net profits are calculated as the proportionate share of revenue from sales of production from a given property, less the costs of operating the leasehold (including customarily allowed general and administrative expenses). It does not include depreciation, depletion or other forms of capital cost. The Executive Committee, composed of Messrs. Reeves and Mayell, at its sole discretion, designates the wells to be included in the program and assigns a percentage (usually 100%) of the net profits of each designated well to form the bonus pool for that well. In practice, all wells drilled have typically been designated. The Executive Committee also assigns a participation factor to each employee in the Management Plan (ranging from 0.1% to 0.5%), based on his or her level of responsibility in the Company. For each individual, this factor is applied to the bonus pool of each designated well in which he or she participates. In practice, an employee participates in all designated wells spudded during the participant’s employment with the Company. The total of all such participations for a given individual may be paid in either cash or common stock of the Company and is currently paid in the form of a cash bonus. The participation factors for each of Messrs. DeLano, Pennington and Breaux are 1/4th of 1%. The participation factors for Mr. Ives range from 0.15 of 1% to 1/4th of 1%, depending on the spud dates of the various wells in which he participates.
     Under the terms of their employment agreements with us and the Management Plan, Messrs. DeLano, Pennington, Breaux, and Ives are entitled to continue to receive bonuses from the Management Plan after termination of their employment for the wells in which they were participating as of the employment termination date.
     Other well bonus plans are available to other employees. These include The Meridian Resource Corporation TMR Employees Trust Well Bonus Plan and The Meridian Resource Corporation Geoscientist Well Bonus Plan. All employees participate in one of the well bonus plans.
Retention bonus
     In July 2008, we initiated the Meridian Resource & Exploration LLC Retention Incentive Compensation Plan, which was applicable to all employees other than top management, and included executive officers other than our CEO and COO. The purpose of the plan was to encourage the retention of valued employees for the immediate term. The employment market for experienced personnel in the oil and gas industry had been very strong in recent years. The Company believed the incentive program would help to equalize its employees’ compensation with current market conditions and motivate them to continue their careers with Meridian. Participating employees were given two months’ pay as a bonus at inception of the plan and another four months’ pay at completion of an additional nine months of service on March 31, 2009.
Deferred Compensation Plan
     In 1996, we adopted a deferred compensation plan (“DCP”) applicable specifically to our CEO and COO at that time, Messrs. Reeves and Mayell. Under the terms of the DCP, Messrs. Reeves and Mayell could defer any portion of their salary and/or bonus and receive the right to shares of stock in return for such deferral. The Company matched such deferrals on a one-for-one basis, subject to one-year vesting terms (shares vested evenly over the twelve months). No actual shares were to be issued and the executive officer had no rights with respect to any shares unless and until there was a distribution. No actual shares were to be issued until the employee’s death, retirement, or termination of employment. Termination of the agreement by the Company also would trigger issuance of shares. Until such distribution of actual shares, the value of the notional shares was subject to the general credit of the Company and the market value of our common stock.
     The right to the number of shares credited to each executive officer on the basis of his deferred compensation was tracked in a notional account. The right to the number of notional shares granted in lieu of the deferred cash compensation was based on the market price of our common stock, which we updated at six-month intervals. We also tracked the notional shares under our 2007 Long-Term Incentive Plan, reducing the balance of shares available for issuance under that plan for each notional share granted under the DCP.
     The pricing used to determine the number of notional shares in 2008 was $1.81 for the first four months of the year, prior to termination of the DCP (the closing price of our common stock on December 31, 2007). The number of notional shares credited to each of Messrs. Reeves’ and Mayell’s deferred compensation accounts was 176,792 for 2008, which includes the Company matching contribution. For further information, see “Non-Qualified Deferred Compensation” below.
     In April 2008, the DCP was discontinued under the terms of the termination agreements with Messrs. Reeves and Mayell. The stock was distributed to them as described above; see “Compensation Discussion and Analysis—2008 Compensation for Former Chief Executive Officer and Former Chief Operating Officer—Agreements to terminate prior compensation arrangements.”
Long-Term Incentive Plans
     Our 1997 Plan authorized the Board of Directors or a Committee of the Board of Directors to issue stock options, stock appreciation rights, restricted stock and performance awards. The 1997 Plan expired by its terms on May 1, 2007 and on June 21, 2007, shareholders approved the 2007 Long-Term Incentive Plan (2007 Plan).

Outstanding Equity Awards at Year End

								Stock Awards
											Equity	Equity
	Option Awards										Incentive	Incentive
					Equity						Plan	Plan Awards:
					Incentive Plan						Awards:	Market or
	Number				Awards:					Market	Number of	Payout Value
	of		Number of		Number of			Number of		Value of	Unearned	of Unearned
	Securities		Securities		Securities			Shares or		Shares or	Shares, Units	Shares, Units
	Underlying		Underlying		Underlying			Units of		Units of	or Other	or Other
	Unexercised		Unexercised		Unexercised	Option		Stock That		Stock That	Rights That	Rights That
	Options		Options		Unearned	Exercise	Option	Have Not		Have Not	Have Not	Have Not
	Exercisable		Unexercisable		Options	Price	Expiration	Vested		Vested	Vested	Vested
Name	(#)		(#)		(#)	($)	Date	(#)		($)	(#)	($)
Paul D. Ching(2)	3,750	(1)	11,250	(1)	—	1.79	01/02/2013	—		—	—	—
	—		15,000	(1)	—	2.83	08/06/2013	—		—	—	—
	—		—		—	—	—	15,873	(3)	9,048	—	—
Joseph A. Reeves, Jr.	—	(4)	—		—	—	—	—		—	—	—
Michael J. Mayell	—	(4)	—		—	—	—	—		—	—	—
Lloyd V. DeLano	—		—		—	—	—	—		—	—	—
Alan S. Pennington	—		—		—	—	—	—		—	—	—
A. Dale Breaux	15,000	(5)	—		—	3.00	7/24/2012	—		—	—	—
Steven G. Ives	1,500	(6)	—		—	3.99	11/05/2011	—		—	—	—

1.	Options vest 25% on the first and second anniversary of grant date, and 50% on the third anniversary of grant date. Grant dates were January 2, 2008 and August 6, 2008 for these two grants, respectively.

2.	Does not include an additional 250,000 options granted on January 2, 2009 at an exercise price equal to the closing market price of our common stock on that date, which was $0.58, vesting 50% on each of the first and second six-month anniversaries of the grant date. These options were granted in conjunction with Mr. Ching’s appointment as interim CEO and President.

3.	Stock vests 100% on the first anniversary of the grant date, which was July 22, 2008.

4.	Excludes (i) the warrants (the “General Partner Warrants”) granted to each of Messrs. Reeves and Mayell in October 1990 in connection with the Company’s formation and (ii) warrants (“Executive Officer Warrants”) issued in prior years to Messrs. Reeves and Mayell in connection with the surrender of certain “Class B Warrants” to the Company. The value of these warrants at December 31, 2008, based on the difference between the market price of the Common Stock at December 31, 2008 and the exercise price of the respective warrants, was $442,774 for each of Messrs. Reeves and Mayell, and the total number of warrants outstanding was 1,656,272 for each of Messrs. Reeves and Mayell.

For further information on the warrants, please see Note 10 to the financial statements included in our Form 10-K for the year ended December 31, 2008.

5.	Mr. Breaux’s options were granted on July 24, 2002 and utilized a three-year vesting schedule (25% on the date of grant, and 25% on each of the first, second, and third anniversaries of the grant date).

6.	Mr. Ives’ options were granted on November 5, 2001 and utilized a three-year vesting schedule (25% on the date of grant, and 25% on each of the first, second, and third anniversaries of the grant date).
     With the exception of certain of Mr. Ching’s stock options, all stock options granted were from the 1997 Plan. Each of Mr. Ching’s grants of 15,000 stock options, as well as his grant of 15,873 shares of non-vested stock, were from the 2006 Non-Employee Directors’ Incentive Plan.
Option Exercises and Stock Vested
     No stock options were exercised and no shares vested during 2008. See “Narrative to Summary Compensation Table — Deferred Compensation Plan” above.
Pension Benefits
     We have no pension benefits other than the Company contribution to the employees’ 401(k) savings plan.
Nonqualified Deferred Compensation
     The following table provides information relating to our Deferred Compensation Plan (DCP), which during 2008 was provided only to Messrs. Reeves and Mayell. For details regarding the DCP, see “Narrative to Summary Compensation Table — Deferred Compensation Plan” above.
     In April 2008, the Company terminated the DCP. See “2008 Compensation for former Chief Executive Officer and former Chief Operating Officer” above.

			Aggregate
	Executive	Company	Earnings/	Aggregate	Aggregate
	Contributions	Contributions	(Losses) in	Withdrawals/	Balance
	in 2008(1)	in 2008(2)	2008(3)	Distributions(4)	at 12/31/08(5)
Name	($)	($)	($)	($)	($)
Joseph A. Reeves, Jr.	160,000	160,000	764,957	(4,536,246)	487,952

Michael J. Mayell	160,000	160,000	533,866	(3,962,304)	487,952

1.	Amounts in this column reflect 2008 deferrals of salary, which are included in totals reported in the “Salary” column of the Summary Compensation Table. Messrs. Reeves and Mayell were each credited a total of 88,396 notional shares for these 2008 salary deferrals.

2.	Company contributions reflect 2008 Company matching contributions to the salary deferrals made in 2008. These amounts are included in the totals reported on the Summary Compensation Table in the “All Other Compensation” column. The matching contributions resulted in a total of 88,396 notional shares credited to the account of each of Messrs. Reeves and Mayell.

3.	Aggregate earnings (losses) reflect the change in the value of the participant’s deferred compensation account which is not related to deferrals or matching contributions in 2008, and is solely the result of movements in the price of our common stock. It includes the 2008 increase in value of shares distributed in July 2008, as well as the decrease in value of shares remaining undistributed at December 31, 2008.

4.	Withdrawals were the result of the termination of the DCP as of April 29, 2008. Under the terms of the Termination Agreements, all contributions to the DCP ceased after April 2008, and Messrs. Reeves’ and Mayell’s notional shares were converted to newly issued shares and distributed. On July 2, 2008, Messrs. Reeves and Mayell received share distributions representing 1,497,111 and 1,307,691 notional shares, respectively. Each of these executive officers elected to have a portion of the stock withheld in lieu of payment by the Company of personal withholding taxes, such that the net total stock distributed to Messrs. Reeves and Mayell on July 2, 2008 was 962,143 and 841,148 shares, respectively.

Under the terms of the Termination Agreement, the remaining notional shares, 856,057 for each of Messrs. Reeves and Mayell, were converted to newly issued stock and placed in a Rabbi Trust on October 2, 2008. The Company expects to distribute these shares to Messrs. Reeves and Mayell from the Rabbi Trust on June 29, 2009.

5.	The aggregate balance at December 31, 2008 reflects the total shares credited to the participant’s deferred compensation account since his participation began in 1996, valued at the closing price of our common stock on December 31, 2008, the last trading day of the year, which was $0.57. The total number of undistributed shares in Messrs. Reeves’ and Mayell’s Rabbi Trust accounts at December 31, 2008 was 856,057 each. To the extent such shares were earned as share rights in prior years by the employee’s contribution, related underlying compensation in prior years was reported in the “Salary” column of the Summary Compensation Table. To the extent such shares were earned as share rights in prior years by Company matching contributions, related underlying compensation in prior years was reported in the “All Other Compensation” column of the Summary Compensation Table.
Potential Payments Upon Termination or Change-in-Control
Employment Agreement with Paul D. Ching
     We have an employment agreement, effective as of December 30, 2008 with Paul D. Ching, our interim President and Chief Executive Officer. The employment agreement is for a term of six months, renewable only by mutual agreement and in writing. The employment agreement provides for a base salary of $41,667 per month, which equates to an annual rate of $500,000. In addition, the agreement provides for a bonus at the discretion of our Board of Directors, to be a maximum of 100% of the total compensation earned by Mr. Ching during his tenure as interim CEO. The agreement also provides specifically for reimbursement of reasonable travel and living expenses while away from home on business. As Mr. Ching’s home is in Dallas and the Company’s offices are in Houston, these expenses are not incidental. Finally, the agreement specifies that Mr. Ching will not be entitled to participate in any of the Company’s employee benefit plans.
     Termination of Employment Due to Death, Disability or for Cause
     Upon the termination of Mr. Ching’s employment due to his death, disability or for cause, or upon Mr. Ching’s voluntary termination of employment other than for good reason, we will pay him all accrued but unpaid salary through the date of termination.
     Termination of Employment Without Cause, or Termination of Employment for Good Reason
     If we terminate Mr. Ching’s employment without cause, or Mr. Ching terminates his employment for good reason, we will pay him (a) all accrued but unpaid salary through the date of termination and (b) his monthly salary for the remainder of the term of his employment agreement.
     Termination of Employment after a Change of Control
     If we or our successor terminate Mr. Ching’s employment after a change of control, we will pay him (a) all accrued but unpaid salary through the date of termination and (b) his monthly salary for the remainder of the term of his employment agreement.
     If we had terminated Mr. Ching’s employment on December 31, 2008 after a change of control, we estimate the value of the payments he would have been eligible to receive was $500,000. Under Mr. Ching’s employment agreement, a “change of control” is generally defined as:
•	acquisition by any person of more than 50% of our common stock;

•	certain changes in the composition of the individuals constituting a majority of the members of the Board of Directors, except for changes approved by the existing Board;

•	a merger or other transaction, unless at least 50% of the voting power of the surviving entity is held by at least 50% of the holders of our voting securities immediately prior to the transaction; or

•	a sale of more than 50% of our assets.
Termination by Mr. Ching for “good reason” is generally defined as:

•	our failure to pay Mr. Ching in accordance with his employment agreement; or

•	our failure to comply with any material provision of his employment agreement.
Termination by us of Mr. Ching for “cause” is generally defined as:
•	his conviction of a felony or crime involving moral turpitude;

•	his engaging in conduct amounting to fraud, dishonesty, gross negligence, willful misconduct or conduct that is unprofessional, unethical or detrimental to our reputation; or

•	his failure to perform his duties under his employment agreement.
Employment Agreement with Lloyd V. DeLano
     We have an employment agreement, dated December 17, 2008, with Lloyd V. DeLano, our Senior Vice President and Chief Accounting Officer. The employment agreement is for a term of one year, renewable automatically for one-year terms unless terminated before the expiration of any term. The employment agreement provides for a base salary with annual increases in our discretion. Mr. DeLano’s base salary payments were $260,750 in 2008. In addition, the agreement provides for annual bonuses at the discretion of our Board of Directors. Mr. DeLano is also a participant in our Management Well Bonus Plan.
     Mr. DeLano is a participant in the Meridian Resource & Exploration LLC Change in Control and Severance Plan (“Plan”), which was adopted effective December 15, 2008. The Plan expires December 15, 2009, but is automatically renewable for one-year terms each year so long as the Company does not terminate the Plan with six months’ notice. Should a change of control occur, the Plan will terminate one year after the change of control. Should Mr. DeLano’s individual participation in the Plan be revoked, he must be given nine months’ notice. Mr. DeLano’s participation in the Plan was granted on February 20, 2009.
     Under the terms of Mr. DeLano’s participation in the Plan, he is entitled to certain benefits if the Company experiences a change in control. The benefits are described below under “Termination of Employment after Change of Control.”
     Termination of Employment Due to Death, Disability or for Cause
     Upon the termination of Mr. DeLano’s employment due to his death, disability or for cause, or upon Mr. DeLano’s voluntary termination of employment other than for good reason, we will pay him all accrued but unpaid salary, vacation and sick leave benefits through the date of termination of employment.
     Termination of Employment Without Cause or Termination by the Employee for Good Reason
     If we terminate Mr. DeLano’s employment without cause, or if he terminates his employment with us for good reason, as defined in his employment agreement, we will pay him: (a) all accrued but unpaid salary, vacation and sick leave benefits through the date of termination and (b) his monthly salary for 18 months. In addition, we will: (c) continue his medical insurance benefits for a period of 18 months after his termination of employment. If we had terminated Mr. DeLano’s employment on December 31, 2008, without cause, or had he terminated on that date for good reason, we estimate that the value of the payments and benefits described in clauses (a) and (b) above he would have been eligible to receive is as follows: (a) $-0-; (b) $391,125; and (c) $22,620 with an aggregate value of $413,745.
     Termination of Employment after a Change of Control
     Mr. DeLano’s participation in the Plan was not effective until February 20, 2009, although the Plan itself was effective December 15, 2008. If we terminate Mr. DeLano’s employment after a change of control during the term of the Plan, we will (a) pay him all accrued but unpaid salary, vacation and sick leave benefits through the date of termination; (b) pay him his monthly salary for 18 months after the date of termination; (c) continue his medical insurance benefits for a period of 18 months after his termination of employment at no cost to him; and (d) pay him a single lump sum amount representing 18 months’ premiums for the basic life insurance provided by the Company on his date of termination. If we had terminated Mr. DeLano’s employment on December 31, 2008 after a change of control, we estimate the value of the payments and benefits described in clauses (a), (b), (c), and (d) above he would have been eligible to receive is (a) $-0-; (b) $391,125, (c) $28,523, and (d) $2,583, with an aggregate value of $421,961.
     Under the Plan, a “change of control” is generally defined as:
•	a merger or other transaction, unless at least 70% of the voting power of the surviving entity is held by at least 70% of the holders of our voting securities immediately prior to the transaction; or

•	acquisition by any person, other than a Specified Owner*, as defined, of more than 30% of our common stock; or

•	a sale, transfer, lease, or other disposition of all or substantially all of the Company’s assets unless: (1) at least 70% of the voting power of the acquiring entity or its parent is held by at least 70% of the holders of the Company’s voting securities immediately prior to the transaction, in substantially the same proportions as they held voting shares of the Company’s stock immediately prior to the transaction; or (2) the individuals who comprise the Company’s board of directors constitute a majority of the members of the board or other governing body of the acquiring entity or its parent company; or

•	the individuals comprising the Company’s board of directors or their incumbents cease to be a majority of the board of directors (incumbent directors are defined generally as those nominated or appointed by members of the current board or by members who become incumbents); or

•	Company stockholders approve a plan of complete dissolution or liquidation.
     * Specified Owners is defined as including the Company or its affiliates; any employee benefit plan it sponsors or maintains; owners of more than 50% of the Company’s voting stock who acquired the stock either directly from the Company or from Joseph A. Reeves, Jr. or

Michael J. Mayell; Messrs. Reeves or Mayell; an owner of more than 50% of the Company’s voting stock who achieved this ownership through a merger if at least 70% of the voting shares of the surviving entity or its parent are owned by the holders of the Company’s voting securities immediately prior to the transaction, in substantially the same proportions as they held voting shares of the Company’s stock immediately prior to the transaction
     Under the terms of his employment agreement, termination by Mr. DeLano for “good reason” is generally defined as:
•	our failure to pay Mr. DeLano in accordance with his employment agreement, or to comply with any material provision of the agreement;

•	a material change in the scope of Mr. DeLano’s duties and responsibilities, his facilities and secretarial assistance, or his direct report (which is the CEO);

•	the assignment of Mr. DeLano to an office location more than 30 miles distant from the Company’s current location;

•	failure of the Company to comply with the indemnification agreement provided to Mr. DeLano; or

•	the refusal to assume the employment agreement by any Company successor or assign.
     Under the terms of his employment agreement, termination by us of Mr. DeLano for “cause” is generally defined as:
•	his conviction of a felony or a crime of moral turpitude;

•	his failure or refusal to comply with our policies;

•	his engaging in conduct amounting to fraud, dishonesty, gross negligence, willful misconduct or conduct that is unprofessional, unethical or detrimental to our reputation; or

•	his failure to diligently perform his duties under his employment agreement.
     Participation by Mr. DeLano in the Management Well Bonus Plan
     If Mr. DeLano’s employment is terminated for any reason, he will continue to receive payments under the Management Well Bonus Plan to the extent that we receive revenue from wells that were included in the bonus pool at the time of termination of employment. If Mr. DeLano’s employment had terminated on December 31, 2008, we estimate the value of remaining payments to him from the Management Well Bonus Plan to be $581,000 based on PV-10 prices at December 31, 2008.
Employment Agreement with Alan S. Pennington
     We have an employment agreement, dated December 17, 2008, with Alan S. Pennington,

our Vice President of Business Development. The employment agreement is for a term of one year, renewable automatically for one-year terms unless terminated before the expiration of any term. The employment agreement provides for a base salary with annual increases in our discretion. Mr. Pennington’s base salary payments were $245,105 in 2008. In addition, the agreement provides for annual bonuses at the discretion of our Board of Directors. Mr. Pennington is also a participant in our Management Well Bonus Plan.
     Termination Payments to Mr. Pennington
     The terms of Mr. Pennington’s employment contract, other than annual salary and his title and responsibilities, are substantially similar to those described above for Mr. DeLano.
     Upon the termination of Mr. Pennington’s employment due to his death, disability or for cause, or upon Mr. Pennington’s voluntary termination of employment other than for good reason, we will pay him all accrued but unpaid salary, vacation and sick leave benefits through the date of termination. As of December 31, 2008, this would have been zero.
     If we terminate Mr. Pennington’s employment without cause, or if he terminates his employment for good reason, as defined in his employment agreement, we will (a) pay him all accrued but unpaid salary, vacation and sick leave benefits through the date of termination and (b) pay him his monthly salary for 18 months, as well as (c) continue medical benefits for 18 months. If we had terminated Mr. Pennington’s employment on December 31, 2008, without cause, we estimate that the value of the payments and benefits described in clauses (a), (b), and (c) above he would have been eligible to receive is as follows: (a) $-0-, (b) $367,668, and (c) $17,129; with an aggregate value of $384,797.
     The terms of Mr. Pennington’s participation in the Meridian Resource & Exploration LLC Change in Control and Severance Plan (“Plan”) are substantially the same as those for Mr. DeLano, described above. Mr. Pennington’s participation in the Plan was effective February 25, 2009. If we terminate Mr. Pennington’s employment after a change of control during the term of the Plan, we will (a) pay him all accrued but unpaid salary, vacation and sick leave benefits through the date of termination; (b) pay him his monthly salary for 18 months after the date of termination; (c) continue his medical insurance benefits for a period of 18 months after his termination of employment at no cost to him; and (d) pay him a single lump sum amount representing 18 months’ premiums for the basic life insurance provided by the Company on his date of termination. If we had terminated Mr. Pennington’s employment on December 31, 2008 after a change of control, we estimate the value of the payments and benefits described in clauses (a), (b), (c), and (d) above he would have been eligible to receive is (a) $-0-; (b) $367,668, (c) $21,395, and (d) $2,529, with an aggregate value of $391,592.
     Participation by Mr. Pennington in the Management Well Bonus Plan
     If Mr. Pennington’s employment is terminated for any reason, he will continue to receive payments under the Management Well Bonus Plan to the extent that we receive revenue from wells that were included in the bonus pool at the time of termination of employment. If Mr. Pennington’s employment had terminated on December 31, 2008, we estimate the value of remaining payments to him from the Management Well Bonus Plan to be $581,000, based on PV-10 prices at December 31, 2008.

Employment Agreement with A. Dale Breaux
     We have an employment agreement, dated December 17, 2008, with A. Dale Breaux, our Vice President of Operations. The employment agreement is for a term of one year, renewable automatically for one-year terms unless terminated before the expiration of any term. The employment agreement provides for a base salary with annual increases in our discretion. Mr. Breaux’s base salary payments were $234,675 in 2008. In addition, the agreement provides for annual bonuses at the discretion of our Board of Directors. Mr. Breaux is also a participant in our Management Well Bonus Plan.
     Termination Payments to Mr. Breaux
     The terms of Mr. Breaux’s employment contract, other than annual salary and his title and responsibilities, are substantially similar to those described above for Mr. DeLano.
     Upon the termination of Mr. Breaux’s employment due to his death, disability or for cause, or upon Mr. Breaux’s voluntary termination of employment other than for good reason, we will pay him all accrued but unpaid salary, vacation and sick leave benefits through the date of termination. As of December 31, 2008, this would have been zero.
     If we terminate Mr. Breaux’s employment without cause, or if he terminates his employment for good reason, as defined in his employment agreement, we will (a) pay him all accrued but unpaid salary, vacation and sick leave benefits through the date of termination and (b) pay him his monthly salary for 18 months, as well as (c) continue medical benefits for 18 months. If we had terminated Mr. Breaux’s employment on December 31, 2008, without cause, we estimate that the value of the payments and benefits described in clauses (a), (b), and (c) above he would have been eligible to receive is as follows: (a) $-0-, (b) $352,013, and (c) $1,257; with an aggregate value of $353,270.
     The terms of Mr. Breaux’s participation in the Meridian Resource & Exploration LLC Change in Control and Severance Plan (“Plan”) are substantially the same as those for Mr. DeLano, described above. Mr. Breaux’s participation in the Plan was effective February 20, 2009. If we terminate Mr. Breaux’s employment after a change of control during the term of the Plan, we will (a) pay him all accrued but unpaid salary, vacation and sick leave benefits through the date of termination; (b) pay him his monthly salary for 18 months after the date of termination; (c) continue his medical insurance benefits for a period of 18 months after his termination of employment at no cost to him; and (d) pay him a single lump sum amount representing 18 months’ premiums for the basic life insurance provided by the Company on his date of termination. If we had terminated Mr. Breaux’s employment on December 31, 2008 after a change of control, we estimate the value of the payments and benefits described in clauses (a), (b), (c), and (d) above he would have been eligible to receive is (a) $-0-; (b) $352,013, (c) $1,571, and (d) $2,490, with an aggregate value of $356,073.
     Participation by Mr. Breaux in the Management Well Bonus Plan
     If Mr. Breaux’s employment is terminated for any reason, he will continue to receive payments under the Management Well Bonus Plan to the extent that we receive revenue from wells that were included in the bonus pool at the time of termination of employment. If Mr. Breaux’s employment had terminated on December 31, 2008, we estimate the value of remaining payments to him from the Management Well Bonus Plan to be $286,000 based on PV-10 prices at December 31, 2008.
Employment Agreement with Steven G. Ives
     We have an employment agreement, dated December 17, 2008, with Steven G. Ives, our Vice President of Finance. The employment agreement is for a term of one year, renewable automatically for one-year terms unless terminated before the expiration of any term. The employment agreement provides for a base salary with annual increases in our discretion. Mr. Ives’ base salary payments were $173,920 in 2008. In addition, the agreement provides for annual bonuses at the discretion of our Board of Directors. Mr. Ives is also a participant in our Management Well Bonus Plan.
     Termination Payments to Mr. Ives
     The terms of Mr. Ives’ employment contract, other than annual salary and his title and responsibilities, are substantially similar to those described above for Mr. DeLano.
     Upon the termination of Mr. Ives’ employment due to his death, disability or for cause, or upon Mr. Ives’ voluntary termination of employment other than for good reason, we will pay him all accrued but unpaid salary, vacation and sick leave benefits through the date of termination. As of December 31, 2008, this would have been zero.
     If we terminate Mr. Ives’ employment without cause, or if he terminates his employment for good reason, as defined in his employment agreement, we will (a) pay him all accrued but unpaid salary, vacation and sick leave benefits through the date of termination and (b) pay him his monthly salary for 18 months, as well as (c) continue medical benefits for 18 months. If we had terminated Mr. Ives’ employment on December 31, 2008, without cause, we estimate that the value of the payments and benefits described in clauses (a), (b), and (c) above he would have been eligible to receive is as follows: (a) $-0-, (b) $260,880, and (c) $16,262; with an aggregate value of $277,142.
     The terms of Mr. Ives’ participation in the Meridian Resource & Exploration LLC Change in Control and Severance Plan (“Plan”) are substantially the same as those for Mr. DeLano, described above. Mr. Ives’ participation in the Plan was effective February 20, 2009. If we terminate Mr. Ives’ employment after a change of control during the term of the Plan, we will (a) pay him all accrued but unpaid salary, vacation and sick leave benefits through the date of termination; (b) pay him his monthly salary for 18 months after the date of termination; (c) continue his medical insurance benefits for a period of 18 months after his termination of employment at no cost to him; and (d) pay him a single lump sum amount representing 18 months’ premiums for the basic life insurance provided by the Company on his date of termination. If we had terminated Mr. Ives’ employment on December 31, 2008 after a change of control, we estimate the value of the payments and benefits described in clauses (a), (b), (c), and (d) above he would have been eligible to receive is (a) $-0-; (b) $260,880, (c) $30,312, and (d) $2,133, with an aggregate value of $283,325.

Participation by Mr. Ives in the Management Well Bonus Plan
     If Mr. Ives’ employment is terminated for any reason, he will continue to receive payments under the Management Well Bonus Plan to the extent that we receive revenue from wells that were included in the bonus pool at the time of termination of employment. If Mr. Ives’ employment had terminated on December 31, 2008, we estimate the value of remaining payments to him from the Management Well Bonus Plan to be $137,000 based on PV-10 prices at December 31, 2008.
DIRECTOR COMPENSATION
     The following table summarizes compensation paid to non-employee directors for 2008. Messrs. Reeves and Mayell were employee directors through December 29, 2008; Mr. Ching became an employee director as of December 30, 2008. Messrs. Reeves and Mayell did not receive any additional compensation for their service on the Board of Directors during 2008; Mr. Ching received compensation as a director until he became an employee. For information on compensation of these three directors, see the Summary Compensation Table.

					Change in
	Fees				Pension
	Earned				Value and
	or			Non-Equity	Nonqualified
	Paid in	Stock	Option	Incentive Plan	Deferred	All Other
	Cash	Awards	Awards(9)	Compensation	Compensation	Compensation		Total
Name	($)	($)	($)	($)	Earnings	($)		($)
E. L. Henry(1)	58,250	—	5,700	—	—	—		63,950
Joe Kares(2)	48,500	—	5,700	—	—	551,479	(10)(11)	605,679
G. M. Byrd Larberg(3)	44,500	—	5,817	—	—	210,450	(12)	260,767
Gary A. Messersmith(4)	47,000	—	5,700	—	—	667,578	(13)(14)	720,278
C. Mark Pearson(5)	65,500	—	14,950	—	—	—		80,450
John B. Simmons(6)	63,500	—	9,300	—	—	—		72,800
David W. Tauber(7)	56,000	—	9,300	—	—	—		65,300
Fenner R. Weller(8)	67,000	—	10,459	—	—	—		77,459

1.	Mr. Henry is a Member of the Board Affairs Committee and is Chairman of the Compensation Committee. He holds options to purchase 30,000 shares of our common stock.

2.	Mr. Kares holds options to purchase 30,000 shares of our common stock.

3.	On January 2, 2008 Mr. Larburg was granted 15,000 options to purchase common stock with a grant date fair value of $10,200. On August 6, 2008, Mr. Larberg was granted an additional 15,000 options to purchase common stock with a grant date fair value of $17,400. He holds a total of 30,000 options to purchase shares of our common stock.

4.	Mr. Messersmith holds options to purchase 30,000 shares of our common stock.

5.	Mr. Pearson is a Member of the Board Affairs Committee and the Compensation Committee. Mr. Pearson holds options to purchase 30,000 shares of our common stock.

6.	Mr. Simmons is Chairman of the Audit Committee. He holds options to purchase 45,000 shares of our common stock.

7.	Mr. Tauber is a Member of the Audit Committee and the Board Affairs Committee. Mr. Tauber holds options to purchase 45,000 shares of our common stock.

8.	Mr. Weller is a Member of the Audit Committee and the Compensation Committee. On August 6, 2008 he was granted 15,000 options to purchase common stock with a grant date fair value of $17,400. Mr. Weller holds options to purchase 60,000 shares of our common stock.

9.	Option awards are stated as the amount included in 2008 share-based compensation expense for the option awards granted to each named director through the end of fiscal year 2008, including amounts attributable to grants in prior years. See Footnote 10 to the Consolidated Financial Statements included in our 2008 Annual Report on Form 10-K for assumptions used in valuing these awards, and the methodology for recognizing the related expense. The expense has been modified in accordance with disclosure rules for this Item 402 of Regulation S-K, to eliminate forfeiture assumptions in computing the expense for the year. There were no actual forfeitures during 2008 by any of the named directors. All options are options to purchase our common stock.

10.	Includes $335,089 paid to Mr. Kares as a bonus under the Management Well Bonus Plan. See “Narrative to Summary Compensation Table – Well Bonus Plans” for further information. Mr. Kares’ participation in the plan is 1/4th of 1%.

11.	Includes $216,390 in fees paid to Kares & Cihlar, an accounting firm of which Mr. Kares is a partner. The fees were for accounting services.

12.	Includes $210,450 in consulting fees paid to Mr. Larberg for his work for the Company in the area of portfolio management.

13.	Includes $526,861 paid to Mr. Messersmith as a bonus under the Management Well Bonus Plan. See “Narrative to Summary Compensation Table — Well Bonus Plans” for further information. Mr. Messersmith’ participation in the plan is 1/4th of 1%.

14.	Includes a $22,500 payment to Gary A. Messersmith, PC, for corporate management of legal affairs of the Company and representation under a month to month arrangement with the Company, which was discontinued as of April 2008. Under the terms of the agreement, Mr. Messersmith was paid $8,333 per month. Also includes $118,217 in fees paid to Looper, Reed & McGraw, a law firm of which Mr. Messersmith is a member.
     Each non-employee director of the Company receives an annual retainer, payable in quarterly installments, of $25,000. The Chairman of the Board, so long as he is not an employee,

receives an additional annual retainer of $100,000, payable in quarterly installments. In addition, each of the chairmen of the Audit Committee, Board Affairs Committee and the Compensation Committee receives annual payments of $10,000, $2,500 and $2,500, respectively. The other members of the Audit Committee receive annual payments of $6,500. Each non-employee director receives $2,500 for each Board of Directors meeting attended in person or $1,000 for each Board of Directors meeting attended telephonically, and $1,000 for each Board of Directors committee meeting attended in person or $500 for each Board of Directors committee meeting attended telephonically. Non-employee directors also are reimbursed for expenses incurred in attending Board of Directors and committee meetings, including those for travel, food and lodging. Directors and members of committees of the Board of Directors who are employees of the Company or its affiliates are not compensated for their Board of Directors and committee activities.
     The Company’s 1995 Director Stock Option Plan (the “1995 Director Plan”) expired by its terms on December 31, 2005 and no additional stock options may be granted under the plan. Stock options granted prior to the termination of the 1995 Director Plan will remain outstanding until such options have been settled, terminated or forfeited. Under the 1995 Director Plan and the 2006 Non-Employee Directors’ Incentive Plan adopted by our shareholders, each non-employee director was granted, on the date of his appointment, election, reappointment or re-election as a member of the Board of Directors, an option (“Director Plan Option”) to purchase 15,000 shares of Common Stock at an exercise price per share equal to the fair market value of a share of Common Stock on the date of grant. The duration of each Director Plan Option is five years from the date of grant, and each Director Plan Option may be exercised in whole or in part at any time after the date of grant; provided, however, that the option vests with respect to 25% of the shares of Common Stock covered by such Director Plan Option one year after the date of grant, with respect to an additional 25% of such shares of Common Stock two years after the date of grant, and with respect to the remaining shares of Common Stock three years after the date of grant.
     Mr. Kares and Mr. Messersmith have participated in the Management Well Bonus Plan since 1998 and 2002, respectively. Their participation in new well bonus pools ceased as of April 2008, at their request. They will continue to receive bonuses for participation in well bonus pools for years prior to 2008.
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
     As discussed above, certain components of the compensation of the executive officers of the Company, other than Messrs. Reeves and Mayell, are determined by the Employee Compensation Committee of the Board of Directors of the Company, which is comprised of Messrs. Reeves and Mayell. Stock-based and other non-cash compensation decisions with respect to the Company’s executive officers are made by the full Board of Directors, with each of Messrs. Reeves and Mayell abstaining with respect to matters pertaining to either one of them. For a discussion of certain transactions between the Company and members of the Board of Directors, see “Certain Relationships and Related Transactions” below. In addition, cash compensation decisions during 2008 with respect to Messrs. Reeves and Mayell were made by the full Board of Directors, with each of Messrs. Reeves and Mayell abstaining.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
STOCK OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS
     The following table sets forth information, as of April 24, 2009, with respect to the number and percentage of shares of Common Stock beneficially owned by our directors, the executive officers named in the Summary Compensation Table in this Form 10-K/A, and all of our executive officers and directors as a group.

	Number of
	Shares
	Beneficially
Name	Owned (1)	Percent
Paul D. Ching (2)	3,750	*
Lloyd V. DeLano	77,123	*
Allen D. Breaux (3)	69,885	*
Steven G. Ives (14)	35,296	*
Alan S. Pennington	50,318	*
E. L. Henry (4)	35,500	*
Joe E. Kares (5)	22,500	*
G.M. Byrd Larberg (6)	11,000	*
Michael J. Mayell (7)	3,696,047	3.94%
Gary A. Messersmith (8)	35,972	*
C. Mark Pearson (9)	15,000	*
Joseph A. Reeves, Jr. (10)	3,940,289	4.20%
John B. Simmons (11)	45,000	*
David W. Tauber (12)	51,290	*
Fenner R. Weller, Jr. (13)	97,500	*
All executive officers and directors as a group (14 persons) (2), (3), (4), (5), (6), (7), (8), (9), (10), (11), (12), and (13)	8,190,220	8.80%

*	Less than one percent.

1.	Shares of Common Stock which are not outstanding but which can be acquired by a person upon exercise of an option or warrant within sixty days are deemed outstanding for the purpose of computing the percentage of outstanding shares beneficially owned by such person. Each such person has sole voting and dispositive power for its shares of Common Stock, unless otherwise noted.

2.	Includes 3,750 shares of Common Stock that Mr. Ching has the right to acquire upon the exercise of stock options. Excludes 276,250 shares of Common Stock underlying options owned by Mr. Ching that are not exercisable within 60 days. Also excludes 15,873 shares of non-vested Common Stock that will not vest within 60 days.

3.	Includes 15,000 shares of Common Stock that Mr. Breaux has the right to acquire upon the exercise of stock options.

4.	Includes 22,500 shares of Common Stock that Mr. Henry has the right to acquire upon the exercise of stock options. Excludes 7,500 shares of Common Stock underlying options that are not exercisable within 60 days.

5.	Includes 22,500 shares of Common Stock that Mr. Kares has the right to acquire upon the exercise of stock options. Excludes 7,500 shares of Common Stock underlying options that are not exercisable within 60 days.

6.	Includes 3,750 shares of Common Stock that Mr. Larberg has the right to acquire upon the exercise of stock options. Excludes 26,250 shares of Common Stock underlying options owned by Mr. Larberg that are not exercisable within 60 days.

7.	Includes 942,526 shares and 714,000 shares of Common Stock that Mr. Mayell has the right to acquire upon the exercise of the General Partner Warrant and Executive Warrants, respectively. Also includes 856,057 shares held by the Company in a Rabbi Trust for the benefit of Mr. Mayell. These shares are expected to be distributed to Mr. Mayell from the Rabbi Trust on or about June 29, 2009. Mr. Mayell’s business address is 1401 Enclave Parkway, Suite 300, Houston, Texas 77077.

8.	Includes 22,500 shares of Common Stock that Mr. Messersmith has the right to acquire upon the exercise of stock options. Excludes 7,500 shares of Common Stock underlying options that are not exercisable within 60 days.

9.	Includes 15,000 shares of Common Stock that Mr. Pearson has the right to acquire upon the exercise of stock options. Excludes 15,000 shares of Common Stock underlying options that are not exercisable within 60 days.

10.	Includes 942,526 shares and 714,000 shares of Common Stock that Mr. Reeves has the right to acquire upon the exercise of the General Partner Warrant and Executive Warrants, respectively. Also includes 856,057 shares held by the Company in a Rabbi Trust for the benefit of Mr. Reeves. These shares are expected to be distributed to Mr. Reeves from the Rabbi Trust on or about June 29, 2009. Mr. Reeves’ business address is 1401 Enclave Parkway, Suite 300, Houston, Texas 77077.

11.	Includes 45,000 shares of Common Stock that Mr. Simmons has the right to acquire upon the exercise of stock options.

12.	Includes 45,000 shares of Common Stock that Mr. Tauber has the right to acquire upon the exercise of stock options.

13.	Includes 45,000 shares of Common Stock that Mr. Weller has the right to acquire upon the exercise of stock options. Excludes 15,000 shares of Common Stock underlying options that are not exercisable within 60 days.

14.	Includes 1,500 shares of Common Stock that Mr. Ives has the right to acquire upon the exercise of stock options.

STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
     The following table sets forth information, as of April 24, 2009, with respect to each shareholder, other than directors and executive officers, known by us to beneficially own more than 5% of the Common Stock.

	Number of
	Shares
	Beneficially
Name and Address of Beneficial Owner	Owned	Percent
Donald Smith & Co. (1)	7,396,939	7.95%
152 West 57th Street New York, NY 10019

Dimensional Fund Advisors Inc.(2)	7,337,194	7.88%
Pallisades West, Building One 6300 Bee Cave Road Austin, Texas 78746

Barclays Global Investors, NA (3)	5,335,437	5.73%
400 Howard Street San Francisco, CA 94105

Wellington Management Company, LLP (4)	7,191,516	7.73%
75 State Street Boston, MA 02109

(1)	This information is based on information contained in a Schedule 13G filing made by Donald Smith & Co., Inc. with the Securities and Exchange Commission on February 11, 2009. All securities reported in this schedule are owned by advisory clients of Donald Smith & Co., Inc., no one of which, to the knowledge of Donald Smith & Co., Inc., owns more than 5% of the class.

(2)	This information is based on information contained in a Schedule 13G/A filing made by Dimensional Fund Advisors Inc. (“Dimensional”) with the Securities and Exchange Commission on February 9, 2009. Dimensional, an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts. These investment companies, trusts and accounts are the “Funds.” In its role as investment advisor or manager, Dimensional possesses investment and/or voting power over common stock held by the Funds. However, all securities reported by Dimensional are owned by the Funds, none of which, to the knowledge of Dimensional, owns more than 5% of the class.

(3)	This information is based on information contained in a Schedule 13G filing made by Barclays Global Investors, NA and Barclays Global Funds Advisors (“Barclays”) with the Securities and Exchange Commission on February 5, 2009.

(4)	This information is based on information contained in a Schedule 13G filing made by Wellington Management Company, LLP, with the Securities and Exchange Commission on February 17, 2009. All securities reported in this schedule are owned by advisory clients of Wellington Management Company, LLP, no one of which, to the knowledge of Wellington Management Company, LLP, owns more than 5% of the class.

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
     Effective January 1, 1994, Messrs. Reeves and Mayell were each granted a 2% net profits interest in the oil and natural gas production from our properties to the extent we acquire a mineral interest therein. The net profits interest for Messrs. Reeves and Mayell applies to all properties on which we expend funds during their employment with the Company, through termination of the agreement on April 28, 2008. The net profits interests represent real property rights that are not subject to vesting or continued employment with the Company. Messrs. Reeves and Mayell did not participate in the well bonus plans (as described under “Narrative to Summary Compensation Table – Well Bonus Plans” above) for any particular property to the extent their original 2% net profits interest grant covered such property. See also notes 5 through

8 under “Summary Compensation Table” above and “Narrative to Summary Compensation Table – Net Profits Interests” and “- Well Bonus Plans” above.
     During 2008, both Messrs. Reeves and Mayell, either personally or through wholly owned or affiliated corporations, participated as working interest owners in properties of the Company. Under the terms of the operating and other agreements relating to the Company’s wells and prospects, the Company, as operator, incurs various expenses relating to the prospect or well that are then billed to the working interest owners. From time to time during 2008, each of Texas Oil Distribution and Development, Inc. (“TODD”) and JAR Resources LLC (“JAR”) (companies owned by Mr. Reeves) and Sydson Energy, Inc. (“Sydson”) (a company owned by Mr. Mayell) were indebted to the Company on the same basis as other working interest owners for certain expenses paid by the Company in respect of their working interest in various prospects and wells in which the Company acted as operator.
     TODD, JAR and Sydson collectively invested approximately $4,321,000 for the year ended December 31, 2008, in oil and natural gas drilling activities for which the Company was the operator. Net amounts due from TODD, JAR and Mr. Reeves were approximately $1,968,000 as of December 31, 2008. Net amounts due to Sydson and Mr. Mayell were approximately $244,000 as of December 31, 2008.
     During 2008, the Company settled certain compensation-related contracts with Messrs. Reeves and Mayell as described above (see “Compensation Discussion and Analysis—2008 Compensation for Former Chief Executive Officer and Former Chief Operating Officer.”) As a result of this settlement, the Company has recorded a liability to Mr. Reeves of $4,954,000 and to Mr. Mayell of $4,940,000. They are expected to be paid on June 29, 2009, with funds from the related Rabbi Trust.
Other
     Joe E. Kares, a member of our Board of Directors, is a partner in the public accounting firm of Kares & Cihlar, which provided the Company and its affiliates with accounting services for the years ended December 31, 2008, 2007 and 2006 and received fees of approximately $216,000, $231,000, and $227,000 respectively. These fees exceeded 5% of the gross revenues of Kares & Cihlar for 2008. The Company believes that these fees were equivalent to the fees that would have been paid to similar firms providing its services in arm’s length transactions. Mr. Kares also participated in the well bonus plans pursuant to which he was paid approximately $335,000, during 2008, $275,000 during 2007, and $438,000 during 2006.
     Mr. Gary A. Messersmith, a member of our Board of Directors, is currently a Member of the law firm of Looper, Reed and McGraw in Houston, Texas, which provided legal services for the Company for the years ended December 31, 2008, 2007 and 2006, and received fees of approximately $118,000, $73,000, and $26,000, respectively. Management believes that such fees were equivalent to fees that would have been paid to similar firms providing such services in arm’s length transactions. In addition, during 2007 and 2006, the Company paid Gary A. Messersmith, PC $8,333 per month relating to his services provided to the Company. The retainer was paid through March of 2008, then discontinued. Mr. Messersmith also participated in the Management Well Bonus Plan, pursuant to which he was paid approximately $527,000 during 2008, $441,000 during 2007, and $751,000 during 2006.

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
     Mr. Joseph A. Reeves, Jr., a former officer and a current Director of Meridian, has two relatives currently employed by the Company. J. Drew Reeves, his son, is a staff member in the Land Department. He has a Masters degree in Business Administration from Louisiana State University and was employed as a Landman for the firm of Land Management LLC in Metairie, Louisiana, prior to joining Meridian in 2003. Mr. Drew Reeves was paid $227,000, $168,000, and $146,000 for the years 2008, 2007, and 2006, respectively. Jeff Robinson is the son-in-law of Joseph A. Reeves, Jr. and is employed as the Manager of the Company’s Information Technology Department and has been paid $193,000, $164,000, and $150,000 for the years 2008, 2007, and 2006, respectively. Mr. Robinson earned his undergraduate degree in MIS from Auburn University and was employed by BSI Consulting for five years prior to joining Meridian in 2003. J. Todd Reeves, a partner in the law firm of J. Todd Reeves and Associates, is the son of Joseph A. Reeves, Jr. This law firm provided legal services for the Company for the years ended December 31, 2008, 2007, and 2006, and received fees of approximately $197,000 in 2008, $371,000 in 2007, and $337,000 in 2006. Such fees exceeded 5% of the gross revenues for that firm for those respective years. Management believes that such fees were equivalent to fees that would have been paid to similar firms providing such services in arm’s length transactions.
     Michael W. Mayell, the son of Michael J. Mayell, a former officer and current Director of Meridian, is a staff member in the Production Department, and was paid $169,000, $129,000, and $114,000 for the years 2008, 2007, and 2006, respectively.
     Earnings for 2008 for related party employees include the impact of the Retention Incentive Compensation Plan described above (see “Narrative to Summary Compensation Table—Retention Bonus.”)
Review Policy
     Our Board of Directors has not adopted any specific policies or procedures for the review, approval or ratification of transactions between the Company and related persons.
Board Independence
     The Board of Directors has affirmatively determined that Messrs. Henry, Tauber, Simmons, Weller, and Pearson are independent within the meaning of our director independence standards, which reflect exactly the New York Stock Exchange (“NYSE”) director independence standards, and have no current material relationship with the Company, except as a director.

Paul D. Ching, also a director, was appointed to serve as interim Chief Executive Officer (“CEO”) and President of the Company, effective December 30, 2008, until June 30, 2009 or such time that the Board appoints permanent replacements for the positions of CEO and President. During the interim period that Mr. Ching serves as CEO and President, he may be deemed not to be an independent board member. As a result, during that time the Company may be deemed to be in violation of Rule 303A.01 of the New York Stock Exchange’s Listed Company Manual, which requires listed companies to have a majority of independent directors. In accordance with Rule 303A.02, however, at the end of Mr. Ching’s tenure as interim CEO and President, he will return to his status as an independent director. We intend to cure the noncompliance as soon as practicable.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
     BDO Seidman, LLP served as our principal independent registered public accounting firm for the fiscal year ended December 31, 2008. BDO Seidman, LLP’s engagement to conduct the audit of the Company for the fiscal year ended December 31, 2009 was approved by the Audit Committee.
Audit Fees
     The following table presents fees for the review and annual audits of the Company’s consolidated financial statements for 2008 and 2007 provided by BDO Seidman, LLP for the fiscal years ended December 31, 2008 and December 31, 2007. We have not paid any other professional fees to BDO Seidman, LLP except for the fees relating to the review and annual audits.

	2008	2007
Audit Fees	$530,349	$589,075
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

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a)
1. and 2. No financial statements or schedules are filed with this report on Form 10-K/A.
3. Exhibits filed herewith.

*10.1	The Meridian Resource & Exploration LLC Change in Control and Severance Plan.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Accounting Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2	Certification Chief Accounting Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

*	Management contract or compensation plan.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
THE MERIDIAN RESOURCE CORPORATION

BY:	/s/ PAUL D. CHING
Chief Executive Officer
(Principal Executive Officer)
Date: April 30, 2009
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Name	Title	Date

BY:	/s/ PAUL D. CHING	Chief Executive Officer	April 30, 2009
	Paul D. Ching	(Principal Executive Officer) Director and Chairman of the Board

BY:	/s/ LLOYD V. DELANO	Chief Accounting Officer	April 30, 2009
Lloyd V. DeLano

BY:	/s/ JOSEPH A. REEVES, JR. Joseph A. Reeves, Jr.	Director	April 30, 2009

BY:	/s/ MICHAEL J. MAYELL Michael J. Mayell	Director	April 30, 2009

BY:	/s/ E. L. HENRY E. L. Henry	Director	April 30, 2009

BY:	/s/ JOE E. KARES Joe E. Kares	Director	April 30, 2009

BY:	/s/ GARY A. MESSERSMITH Gary A. Messersmith	Director	April 30, 2009

BY:	/s/ DAVID W. TAUBER David W. Tauber	Director	April 30, 2009

BY:	/s/ JOHN B. SIMMONS John B. Simmons	Director	April 30, 2009

	Name	Title	Date

BY:	/s/ FENNER R. WELLER, JR.	Director	April 30, 2009
Fenner R. Weller, Jr.

BY:	/s/ C. MARK PEARSON C. Mark Pearson	Director	April 30, 2009

BY:	/s/ G. M. LARBERG G.M. Larberg	Director	April 30, 2009