Form 10-K/A
period 2009-12-31
MERIDIAN RESOURCE CORP
filed 2010-04-30
CIK 869369

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☑	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Aggregate market value of shares of common stock held by non-affiliates of the Registrant at June 30, 2009	$31,337,635

Number of shares of common stock outstanding at April 15, 2010:	92,475,527

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (the “Amendment”) is being filed to amend the annual report on Form 10-K of The Meridian Resource Corporation (the “Company”) filed with the Securities and Exchange Commission on April 15, 2010 (the “Original Report on Form 10-K”). The sole purpose of this Amendment is to provide Items 10, 11, 12, 13 and 14 of Part III of Form 10-K. Accordingly, Items 10-14 of Part III are amended and restated in their entirety. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, the Company is including with this Amendment certain currently dated certifications. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these currently dated certifications. Except as otherwise stated herein, the Amendment does not amend any other disclosure in the Original Report on Form 10-K.

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

				EXPIRATION
		PRESENT POSITIONS	DIRECTOR	OF PRESENT
NAME	AGE	WITH THE COMPANY	SINCE	TERM
Paul Ching	62	Class II Director, President and Chief Executive Officer, and Chairman of the Board	2008	2010

Joseph A. Reeves, Jr.	63	Class III Director (1)	1990	2011

Michael J. Mayell	62	Class III Director (1)	1990	2011

Fenner R. Weller, Jr.	58	Class III Director (2)	2004	2011

John B. Simmons	57	Class I Director (4)	2004	(6)

C. Mark Pearson	54	Class I Director (5)	2006	(6)

E. L. Henry	74	Class II Director (5)	1998	2010

(1)	Member of the Executive Committee and Directors’ Stock Option Plan Administration Committee.

(2)	Member of the Audit Committee and the Compensation Committee.

(3)	Member of the Audit Committee and the Board Affairs Committee.

(4)	Member of the Audit Committee.

(5)	Member of the Board Affairs Committee and the Compensation Committee.

(6)	Mr. Simmons’ and Mr. Pearson’s terms ended in 2009, but they will continue to serve until they are reelected or their successors are duly elected.
          Paul D. Ching currently serves on the boards of three privately held technology start-up companies, and is the chairman of one of those boards. He serves on the board of Oilsands Quest, Inc., a publicly held company. He is also the Executive Advisor of the Advanced Energy Consortium of the bureau of Economic Geology at the University of Texas, which consortium is dedicated to the search for applications of nanotechnology in the exploration and production business. Mr. Ching was Vice President, Technical, Research & Development, for Shell International E&P in the Netherlands from October 2002 to June 2007. He held senior level exploration and production related positions for Royal

Dutch Shell and its affiliates for 34 years. His domestic experience includes both offshore and onshore. From the late 1980s through the early 1990s Mr. Ching was the Division Production Manager, Houston, Texas, which was responsible for Shell’s onshore operations in the United States. Internationally, he has held a variety of positions including the General Manager of the Sarawak Gas Business for Shell Malaysia and President of Pecten Producing Company (a Shell Affiliate). He was elected by the Board to serve as Chairman of the Board of the Company on April 29, 2008. Mr. Ching also serves as our Chief Executive Officer and President. His extensive experience in leadership positions in management and operation of oil and gas companies serve as the basis for his guidance of the Company as an effective officer and Chairman.
          Joseph A. Reeves, Jr. is the former Chief Executive Officer of the Company. Mr. Reeves, along with Mr. Michael J. Mayell, founded the Company’s predecessor company, Texas Meridian Resources, Ltd. (“TMR”), in 1988. From that time to December 29, 2008, Mr. Reeves was Chief Executive Officer of the Company, and until April 2008, he also served the Company as Chairman of the Board of Directors. His extensive history with the Company and its properties is a valuable asset to the Board, as well as his experience in management and leadership roles.
          Mr. Michael J. Mayell is the former President and Chief Operating Officer of the Company. From 1988 to December 29, 2008 he held the positions of President and Chief Operating Officer or similar positions with the Company. Mr. Mayell brings value to the Board also by his long history with the Company and its properties, and his former role in management.
          Fenner R. Weller, Jr. has been a general partner of Weller, Anderson, & Co., Ltd., a securities firm, since 1995. Mr. Weller has been on the Board for six years. He brings to the Board his financial experience and knowledge of financial markets.
          John B. Simmons has served as Vice President and Chief Financial Officer of Paul Davis Restoration of Greater Houston since August 2007. He served as Vice Chairman and Chief Executive Officer of Stewart & Stevenson, LLC, a manufacturer, service provider and distributor of industrial and energy related equipment, from January 2006 to January 2007. He served as Senior Vice President, Treasurer and Chief Financial Officer of Stewart & Stevenson Services, Inc. from 2002 until 2006, and as their Controller and Chief Accounting Officer from 2001 to 2002. From 1997 to 2000, Mr. Simmons was Vice President and Chief Financial Officer of Cooper Energy Services, a provider of power and compression equipment. Mr. Simmons’s extensive financial experience qualifies him to serve as the Chairman of the Audit Committee, and to function as the Board’s financial expert.
          C. Mark Pearson has been President and Chief Executive Officer of Golden Energy LLC, an independent oil and gas production company based in Denver, Colorado, or its predecessor, from its formation in September 2005 to June 2009, and President of Energy Investments Consulting Services, LLC, since February 2006. Previously, he was President and Chief Executive Officer of Carbo Ceramics Inc., an oilfield product and service company, from April 2001 to December 2005 and Vice President, Marketing & Technology for Carbo Ceramics from March 1997 to 2001. Dr. Pearson was Associate Professor of Petroleum Engineering at the Colorado School of Mines from 1995 to March 1997. He held a variety of technical and management positions with Atlantic Richfield Company (ARCO) from 1984 to 1995. His management experience in oil and gas, from both the exploration and production industry and the service industry, is an asset to the Board, where he has served for the past four years.
          E. L. Henry was a partner with the law firm of Adams and Reese L.L.P. in Baton Rouge, Louisiana from 1987 until his retirement in 2001. Since 2001, he has been employed by Adams & Reese L.L.P. on a contract basis. Mr. Henry was formerly Commissioner of the Division of Administration for the State of Louisiana from 1980 through 1984, a member of the Louisiana House of Representatives from 1968 through 1980 and Speaker of the Louisiana House of Representatives from 1972 through 1980. The Company’s major producing properties are in Louisiana. Mr. Henry’s legal expertise, particularly in the area of oil and gas, has been a valuable resource to the Board for the past twelve years, as has his experience with the legislative and administrative practices of the government of the state of Louisiana.
AUDIT COMMITTEE; AUDIT COMMITTEE FINANCIAL EXPERT
          The Company has a standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The current members of the Audit Committee are identified above. The Board of Directors has determined that Mr. Simmons is an audit committee financial expert as defined in applicable SEC and NYSE rules. The Board of Directors has adopted a written charter for the Audit Committee, and a current copy of the charter is available on our website at www.tmrc.com under the “Investor Relations” caption.
EXECUTIVE OFFICERS
          The following table provides information with respect to the executive officers of the Company. Each has been elected to serve until his successor is duly appointed or elected by the Board of Directors or his earlier removal or resignation from office.

			YEAR
			FIRST
			ELECTED
			AS
NAME OF OFFICER	POSITION WITH THE COMPANY	AGE	OFFICER
Paul D. Ching	President and Chief Executive Officer, Chairman of the Board of Directors	62	2008

Lloyd V. DeLano	Senior Vice President, Chief Accounting Officer, and Secretary of the Company	59	1993

Alan S. Pennington	Vice President—Exploration and Business Development—TMRX	56	1999

A. Dale Breaux	Vice President—Operations—TMRX	61	2002

Steven G. Ives	Vice President —Finance	48	2005
For additional information regarding Mr. Ching, see “Directors”, above.
          Lloyd V. DeLano joined the Company in October 1992. Mr. DeLano was named Vice President — Director of Accounting of The Meridian Resource & Exploration LLC, a wholly owned subsidiary of the Company (“TMRX”), in April 1993 and in June 1996 was named Vice President and Chief Accounting Officer of the Company. In December 2008, Mr. DeLano was appointed Secretary of the Company. Mr. DeLano is a Certified Public Accountant with over 30 years of oil and natural gas experience.
          Alan S. Pennington joined the Company in August 1989 as Vice President — Geology of TMRX and has held several positions with the Company. He is presently Vice President — Exploration and Business Development of TMRX.

          A. Dale Breaux joined the Company in 2002 and is currently the Vice President — Operations of TMRX. Mr. Breaux has nearly 30 years of field and management experience in onshore and offshore drilling operations at Sun Oil Company, Campbell Energy Corporation, and Petrofina. Mr. Breaux holds a Bachelor of Science in Petroleum Engineering from the University of Louisiana in Lafayette.
          Steven G. Ives joined the Company in November 2001 and in April 2005 was named Vice President - Finance of TMRX. In July 2009, Mr. Ives was named Vice President — Finance of the Company. Mr. Ives’ previous positions with the Company included Manager — Finance and Senior Financial Analyst. Mr. Ives has over 20 years of financial and management experience with LandCare USA, Inc., Convest Energy Corporation and Sandefer Oil & Gas, Inc. Mr. Ives received his Bachelor of Business Administration in Finance from Southwest Texas State University in 1986 and is a licensed Certified Public Accountant.
          There are no family relationships among the current officers and directors of the Company.
CODES OF ETHICS
          The Board of Directors has adopted a Code of Ethics for Senior Financial Officers and a Code of Ethics and Business Conduct for its directors, officers and employees, copies of which are posted on the Company’s web site at www.tmrc.com. To obtain a printed copy of the Company’s Code of Ethics for Senior Financial Officers or Code of Ethics and Business Conduct send a written request to 1401 Enclave Parkway, Suite 300, Houston, Texas 77077.
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
          Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that, during the period from January 1, 2009, through December 31, 2009, all officers, directors and greater than ten-percent shareholders of the Company were in compliance with applicable filing requirements. Through April 2010, a Form 5 due in February 2010 for Steven G. Ives, Vice President — TMRX, was filed late, on April 22, 2010.
ITEM 11. EXECUTIVE COMPENSATION.
COMPENSATION DISCUSSION AND ANALYSIS
Compensation Committee
          It is the responsibility of the Compensation Committee of the Board of Directors to discharge the Board’s responsibilities relating to the evaluation and compensation of our executive officers, including, but not limited to, our President and Chief Executive Officer (CEO), Paul D. Ching, to establish and administer an overall compensation program that promotes the long-term interests of the Company and our shareholders, and to evaluate performance of our executive officers. The Company does not currently employ an executive in the position of COO. In addition, the Compensation Committee is responsible to make recommendations to the Board regarding succession planning and development for senior executives and positions as needed. The Board of Directors has adopted a written charter for the Compensation Committee, and a current copy of the charter is available on our website at www.tmrc.com under the “Investor Relations” caption.

          All the named officers whose compensation is described in this report have written employment agreements with us. The Compensation Committee reviews total compensation of our CEO annually, and reviews the compensation of other executives as necessary. The committee uses information supplied by various sources, including Company management and may use outside compensation consultants, to assist it in this review. The Compensation Committee makes recommendations to the full Board of Directors, which in turn votes on all issues related to compensation for the Chief Executive Officer. The Compensation Committee also makes recommendations to the full Board regarding compensation of other officers, including the awarding of any cash or equity-based bonuses.
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
Compensation studies
          The Compensation Committee reviews data and analysis provided by its compensation consultant, Longnecker & Associates, regarding executive compensation from a cross-section of other energy companies. Such analysis is used for general reference only, to gauge the reasonableness and competitiveness of both total compensation and structure of the compensation package, for our executive officers. It has not been used as a mathematical means to establish salaries or other pay within specified percentile ranges. Compensation studies are not utilized every year.
Compensation of Chief Executive Officer
          Mr. Paul D. Ching began serving as our President and CEO in December 2008. Mr. Ching became Chairman of the Board in April 2008, and has been on our board since January 2008. Mr. Ching’s compensation package, which is reflected in his employment agreement effective December 30, 2008, includes the following:
•	a salary of $41,667 per month, which equates to an annual rate of $500,000;

•	a discretionary bonus at the sole option of the Board of Directors, of a maximum amount equal to the amount he will have earned in salary during his tenure as President and CEO;

•	a total of 250,000 stock options with an exercise price of $.58 (closing market price on first day of business of 2009) which vested 50% in six months and the remainder one year from date of grant;

•	provision for reimbursement of reasonable travel and living expenses, as Mr. Ching’s home is in Dallas, and the Company’s offices are in Houston; and

•	termination benefits that would guarantee full payment of the remainder of the contract if termination were for various reasons, but not including death, disability, or cause.
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
          In providing this compensation package to Mr. Ching, the Compensation Committee considered the following:
•	the interim nature of his appointment, which necessitated a focus on shorter-term performance;

•	the challenges facing the Company in December 2008, when he was hired, which included the precipitous decrease in prices for our products experienced in the second half of 2008, the loss of access to credit when the borrowing base under our credit facility became fully drawn in December 2008, and a continued decline in production;

•	executive compensation studies provided by compensation consultants; and

•	Mr. Ching’s added value as a current director familiar with the Company and its business.
          As a result of these considerations, and of negotiations with Mr. Ching, the Compensation Committee determined that a package consisting primarily of cash, but also including equity incentives with a shortened vesting period, was appropriate. The salary was intended to be somewhat above average for similar positions, for these reasons:
•	The challenges facing the Company, and Mr. Ching’s added value due to experience with the Company and in the industry;

•	The dual nature of his duties, as both CEO and Chairman of the Board of Directors, for which he would no longer receive director fees;

•	The added personal inconvenience of weekly travel between his home and our offices and time spent away from his family.
          Additionally, the provision of no employee benefits and the completely discretionary nature of any bonus were factors in setting the salary somewhat above average. The Compensation Committee used compensation information from consultants only for reference, and not to provide a specific mathematical computation of compensation items.
          The Committee did not recommend any changes to Mr. Ching’s base contract in 2009; it has been extended several times. He continues to serve the Company under the terms of the contract on a month to month basis. In January 2010, Mr. Ching was granted a cash bonus of $500,000 for his performance during 2009. His accomplishments that year included guiding the Company during a year of significant challenge, due to our default under our primary credit facility, loss of access to credit, and reduced prices for our products. He oversaw reductions in operating and overhead expenses, and led a search for a strategic partner for the Company, which culminated in the proposed merger with Alta Mesa Holdings, LP.
Total compensation; allocation among different elements of compensation
          As noted above, the Compensation Committee is responsible for making recommendations regarding the compensation of the CEO. The Executive Compensation Committee reviews total compensation of the other named executive officers annually when their employment contracts are renewed.
          Each of our named executive officers except Mr. Ching has been with the Company for many years. Total compensation and its components as of year-end 2009 were largely the cumulative result of compensation decisions made for each of these individuals over a period of many years. Some programs initiated in the past, such as our well bonus plans, in which wells included in the plans may produce oil and natural gas over multiple years, were designed to provide potentially increasing benefits as the term of employment lengthens and the employee realizes production from additional wells over time. Taken together, these legacy factors have placed limitations on the Company’s ability to use its discretion to adjust total compensation and the distribution of the total among components such as cash and non-cash elements, and long-term versus short-term incentives.
          Total compensation for the named executive officers in 2009 was weighted toward cash elements, with the cash component ranging from 89% to 100% of total compensation. As discussed above, this allocation was largely the result of legacy agreements. Through the well bonus plans, which are paid in cash rather than shares, our executives have been given a stake in company performance.
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
          Also in 2008, the Company provided certain protections to a group of employees, in which all the named executive officers other than the then-current and former CEO and COO were included, by introducing The Meridian Resource & Exploration LLC Change in Control and Severance Plan, effective December 15, 2008. Under the terms of this plan, employees will receive severance payments, accelerated vesting of any unvested equity awards, and extended health insurance benefits, in case of termination of their employment after a change of control of the Company. The amount of severance and other benefits varies by employee. The terms provided to each individual employee were determined by the Executive Committee. The purpose of this plan was the same as the retention plan described above.
          Salary. Salaries for our executive officers in 2009 were based on the initial salaries set forth in their respective employment agreements. We typically grant an annual salary increase to all employees at the same time, usually in December. Executive officers are included in this increase. In 2009, we did not grant an increase, due to the Company’s reduced cash flow from operations and loss of access to credit under its primary credit facility. We typically have also granted individual merit or market-based increases to our executive officers or other employees, based upon a change in responsibilities or other factors. We did not make any such increases in 2009, however.
          Discretionary cash bonus. From time to time, the Executive Committee and / or the Compensation Committee will award cash bonuses to employees for outstanding service. Other than the bonus for our CEO Mr. Ching, described above, in 2009, only one such bonus was awarded, to Mr. Steven G. Ives, Vice President, in the amount of $10,000. Mr. Ives’ discretionary bonus was related to his ongoing work with our lenders under particularly challenging circumstances.
          Well bonus plans. During 2007, 2008, and 2009, we provided profit sharing opportunities to all of our employees other than the CEO through well bonus plans. Our named executive officers, other than Mr. Ching, each participate in The Meridian Resource Corporation Management Well Bonus Plan (the “Management Plan”).
          Under the terms of the Management Plan, which was adopted in 1997, employees receive a cash bonus computed with reference to the net profits of a pool of wells. Each employee in the Management Plan participates at a level designated by the Company in each producing well acquired or spudded during his or her term of employment with the Company.
          Net profits for the purposes of this plan are computed as the revenue from sales of production from a given property, less the costs of operating the leasehold. It does not include depreciation, depletion or other forms of capital costs. The total of all participations for all wells for a given individual may be paid in either cash or common stock of the Company and is currently paid in cash. The participation factors for each of Messrs. DeLano and Pennington are 1/4th of 1%. The participation factors for Mr. Breaux are either 1/5th of 1% or 1/4th of 1%, depending on the spud dates of the various wells in which he participates. The participation factors for Mr. Ives range from 0.15 of 1% to 1/4th of 1%, depending on the spud dates of the various wells in which he participates.
          Please refer to “Narrative to Summary Compensation Table — Well Bonus Plans” for a more detailed description of the Management Plan and other well bonus plans. The Management Plan was intended to provide incentive to our top executives to identify, acquire, drill, develop and produce mineral interests in the most cost effective manner possible. Only developed and producing properties provide net profits payments; therefore, those executives were motivated to expend limited capital budgets for acquisition, drilling and development with care and efficiency. Similarly, they are motivated throughout the lives of these properties to achieve the highest possible sales prices for our products and the lowest possible allocable operating costs.
          The well bonus plans also are designed to accumulate participations as employment lengthens, which may increase employee retention.
          Equity awards. We have utilized the 1997 Plan and a previous plan, the Texas Meridian Resources Corporation Long-Term Incentive Plan (“1995 Plan”), as well as the 2007 Long-Term Incentive Plan (“2007 Plan”) to provide equity ownership awards and opportunities to our employees. For further information about these plans, see “Narrative to Summary Compensation Table — Long-Term Incentive Plans” and “Securities Authorized for Issuance under Equity Compensation Plans” below. We have granted options to purchase our common stock (stock options) to employees as incentives in past years. More recently, we have utilized such awards as hiring inducements for new employees. We have not granted significant awards under any of the plans to the named executive officers since 2002, except for Mr. Ching, who received grants of options and non-vested stock as a director and upon appointment as Chairman of the Board in 2008, and a larger grant of options upon his appointment as CEO in January 2009. Consequently, we report no awards in the “Option Awards” column of the Summary Compensation Table below, other than those for Mr. Ching.
          Generally, awards of stock options under the 1995 Plan and the 1997 Plan, which were utilized for the grants made to the named executive officers, included an exercise price equal to the closing price of our stock on the date of the grant, vesting over a three year period (25% on the date of grant, and 25% on each of the first, second, and third anniversaries of the grant date), and have a term of ten years. Mr. Ching’s awards have varying vesting terms, but the most significant grant, made upon his appointment as CEO, vested 50% on each of the first and second six-month anniversaries of grant date, which was January 2, 2009 (i.e., they were fully vested on the first anniversary of grant date.) This more accelerated vesting schedule recognizes the shorter term nature of his assignment with the Company as our interim CEO.
          We believe that equity awards provide an effective method to incentivize employees. In granting fewer equity awards to top management in recent years, we took into consideration the incentive already provided by the Management Plan. We also considered additional equity awards in the context of total compensation. When granting equity awards, we consider the impact such awards would have on our share-based compensation expense, and on shareholder dilution. We may in the future increase our reliance on equity awards as a form of executive compensation.
          Choice of equity vehicles. Each of the plans allows us to make grants of stock options, restricted stock, and other forms of equity awards. We have utilized primarily stock options, with limited use of non-vested stock grants. We may choose to utilize other forms of equity awards, such as stock which vests over time, in the future. We believe that stock options efficiently achieve the two objectives of equity ownership and incentive to increase the value of our stock for all shareholders. Stock options create a higher level of potential shareholder dilution than would an equivalent award of non-vested stock. However, we believe they provide relatively more performance incentive, as all options are granted at-the-money, and unlike stock shares, have no initial intrinsic cash value to the employee.
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
          Benefits. With the exception of Mr. Ching, who receives no benefits, we provide basic benefits to our named executive officers on the same basis we provide benefits to other Company employees. We provide health and life insurance. We also provide matching funds for those employees who contribute to our 401(k) savings plan, matching up to 6.5% of their annual salary, subject to certain limitations as outlined in the 401(k) plan. These matches are made in cash.
          In addition, our named executive officers may be provided membership in a health or luncheon club, which they may use for personal as well as business purposes. The 401(k) matching contribution is included in the column “All Other Compensation” on the Summary Compensation Table below. We have estimated the value of the personal use of club memberships, along with other perquisites, to be less than $10,000 for each named executive officer. These amounts are therefore not reported on the Summary Compensation Table.
Tax and Accounting Considerations
          Section 162(m) (“Section 162(m)”) of the Internal Revenue Code of 1986, as amended, currently imposes a $1 million limitation on the deductibility of certain compensation paid to the Company’s employees. Excluded from the limitation is compensation that is “performance based.” Excluded compensation must meet certain criteria, including being based upon predetermined objective standards approved by the Company’s shareholders. Awards under the Management Plan, as well as bonus and salary compensation awarded to the Company’s executive officers in 2007, 2008, and 2009, did not satisfy the requirements of Section 162(m). The Board of Directors takes into account the potential application of Section 162(m) with respect to incentive compensation awards and other compensation decisions.
          We account for equity awards under the provisions of Accounting Standards Codification Topic 718 (“ASC 718”). We charge the estimated fair value of option and restricted stock awards to income over the time of service provided by the employee to earn the award, typically the vesting period. The fair value of options is computed using the Black-Scholes option pricing model. The compensation expense to the Company under ASC 718 is one of the factors the Compensation Committee and the Board of Directors consider in granting equity awards, and also may influence the vesting period chosen.
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
E.L. Henry (Chairman)
Fenner R. Weller, Jr.
C. Mark Pearson

COMPENSATION TABLES AND ADDITIONAL INFORMATION
          The following table sets forth a summary of compensation paid to our Chief Executive Officer, Chief Accounting Officer and the three other most highly paid persons serving as executive officers during 2009 for the years ended December 31, 2009, 2008, and 2007.
Summary Compensation Table

								Change in
								Pension
								Value and
							Non-Equity	Nonqualified	All
							Incentive	Deferred	Other
Name and					Stock	Option	Plan	Compensation	Compen-
Principal		Salary	Bonus		Awards	Awards	Compensation	Earnings	sation		Total
Position	Year	($)	($)		($) (1)	($) (1)	($)	($)	($)		($)
Paul D. Ching, CEO, President,	2009	500,000	—	(2)	—	62,500	—	—	—		562,500
& Chairman of the Board of Directors	2008	—	—		50,000	27,600	—	—	100,750	(3)	178,350

Lloyd V. DeLano,	2009	260,750	325,551	(4)	—	—	—	—	15,925	(5)	602,226
Sr. Vice President,	2008	260,750	638,749	(4)	—	—	—	—	14,950	(5)	914,449
CAO, and Secretary	2007	244,422	451,019	(4)	—	—	—	—	14,625	(5)	710,066

Alan S. Pennington	2009	245,105	320,336	(6)	—	—	—	—	15,925	(5)	581,366
VP Business	2008	245,105	585,490	(6)	—	—	—	—	14,950	(5)	845,545
Development	2007	232,003	450,394	(6)	—	—	—	—	14,625	(5)	697,022

A. Dale Breaux,	2009	234,675	252,794	(7)	—	—	—	—	15,925	(5)	503,394
VP Operations	2008	234,675	369,843	(7)	—	—	—	—	14,950	(5)	619,468
	2007	219,000	261,627	(7)	—	—	—	—	14,625	(5)	495,252

Steven G. Ives,	2009	173,920	195,907	(8)	—	—	—	—	15,504	(5)	385,331
VP	2008	173,920	233,497	(8)	—	—	—	—	14,950	(5)	422,367

1.	Stock awards and option awards are stated at the grant date fair value as determined in accordance with Accounting Standards Codification Topic 718. See Footnote 10 to the Consolidated Financial Statements included in our 2009 Original Report on Form 10-K for assumptions used in valuing these awards. See the “Grants of Plan-Based Awards” table for further information regarding 2009 awards.

2.	In January 2010, Mr. Ching was awarded a $500,000 cash bonus for performance during 2009.

3.	Includes $100,750 in director’s fees.

4.	Includes $238,634, $534,426, and $440,602 for bonus paid to Mr. DeLano under the Management Plan in 2009, 2008, and 2007, respectively. In 2009 and 2008, respectively, also includes $86,917 and $43,458 retention bonus paid under the Meridian Resource & Exploration LLC Retention Incentive Compensation Plan. For further information, see “Narrative to Summary Compensation Table — Retention Bonus.” Also in 2008, includes $50,000 discretionary performance recognition bonus. Also includes $10,865 and $10,417 bonus paid under our Christmas bonus plan in 2008 and 2007, respectively.

5.	Represents Company matching contributions to the named executive officer’s 401(k) savings account. In 2009, these contributions were made in cash; in prior years, all contributions were made with our common stock.

6.	Includes $238,634, $534,426, and $440,602 for bonus paid to Mr. Pennington under the Management Plan in 2009, 2008, and 2007, respectively. In 2009 and 2008, respectively, also includes $81,702 and $40,851 retention bonus. Also includes $10,213 and $9,792 bonus paid under our Christmas bonus plan in 2008 and 2007, respectively.

7.	Includes $174,569, $320,952 and $252,253 for bonus paid to Mr. Breaux under the Management Plan in 2009, 2008 and 2007, respectively. In 2009 and 2008, respectively, also includes $78,225 and $39,113 retention bonus. Includes $9,778 and $9,374 bonus paid under our Christmas bonus plan in 2008 and 2007, respectively.

8.	Includes $127,934 and $186,868 for bonus paid to Mr. Ives under the Management Plan in 2009 and 2008, respectively. In 2009 and 2008, respectively, also includes $57,973 and $28,987 retention bonus paid under the Meridian Resource & Exploration LLC Retention Incentive Compensation Plan. Also includes $10,000 and $10,395 discretionary performance recognition bonus in 2009 and 2008, respectively. In 2008, also includes $7,247 bonus paid under our Christmas bonus plan.
Grants of Plan-Based Awards
          The following table provides information on all grants of plan-based awards to our named executive officers in 2009.

Option
		Stock	Awards:		Grant Date
		Awards:	Number of	Exercise Price	Fair Value of
		Number of	securities	of Option	Stock and
		shares of	underlying	Awards ($ /	Option
Name	Grant Date	stock (#)	options (#)	Sh)	Awards ($)
Paul D. Ching	01/02/2009		250,000	$0.58	$62,500

Narrative to Summary Compensation Table
Employment Agreements
          During 2009, we had employment agreements with each of our named executive officers, which are summarized under the caption “Potential Payments Upon Termination or Change-in-Control” below.
Well Bonus Plans
          We provide profit sharing opportunities to all of our employees other than the CEO and the COO through well bonus plans. Our named executive officers, other than Mr. Ching, each participate in The Meridian Resource Corporation Management Well Bonus Plan (the “Management Plan”).
          Under the terms of the Management Plan, which was adopted in 1997, participating employees receive a cash bonus computed with reference to the net profits of a pool of wells. Net profits are calculated as the proportionate share of revenue from sales of production from a given property, less the costs of operating the leasehold (including customarily allowed general and administrative expenses). It does not include depreciation, depletion or other forms of capital cost. The Executive Committee, composed of Messrs. Reeves and Mayell, at its sole discretion, designates the wells to be included in the program and assigns a percentage (usually 100%) of the net profits of each designated well to form the bonus pool for that well. In practice, all wells drilled have typically been designated. The Executive Committee also assigns a participation factor to each employee in the Management Plan (ranging from 0.1% to 0.5%), based on his or her level of responsibility in the Company. For each individual, this factor is applied to the bonus pool of each designated well in which he or she participates. In practice, an employee participates in all designated wells spudded during the participant’s employment with the Company. The total of all such participations for a given individual may be paid in either cash or common stock of the Company and is currently paid in the form of a cash bonus. The participation factors for Mr. DeLano and Mr. Pennington are 1/4th of 1%. The participation factors for Mr. Breaux are either 1/5th of 1% or 1/4th of 1%, depending on the spud dates of the various wells in which he participates. The participation factors for Mr. Ives range from 0.15 of 1% to 1/4th of 1%, depending on the spud dates of the various wells in which he participates.
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
Discretionary Cash Bonus
          Our compensation committee periodically makes discretionary cash awards for exceptional performance. In 2009, the committee granted awards to Mr. Ching (which is not reflected on the Summary Compensation Table, as it was paid in 2010) and to Mr. Ives. These are described further in Compensation Discussion and Analysis, above.

Outstanding Equity Awards at Year End

	Option Awards					Stock Awards
Equity
								Equity	Incentive
								Incentive	Plan
								Plan	Awards:
			Equity					Awards:	Market or
			Incentive					Number	Payout
			Plan					of	Value of
			Awards:					Unearned	Unearned
			Number			Number of	Market Value of	Shares,	Shares,
	Number	Number of	of			Shares or	Shares or	Units or	Units or
	of	Securities	Securities			Units of	Units of	Other	Other
	Securities	Underlying	Underlying			Stock	Stock	Rights	Rights
	Underlying	Unexercised	Unexercised	Option		That	That	That	That
	Unexercised	Options	Unearned	Exercise	Option	Have Not	Have Not	Have Not	Have Not
	Options	Unexercisable	Options	Price	Expiration	Vested	Vested	Vested	Vested
Name	Exercisable (#)	(#)	(#)	($)	Date	(#)	($)	(#)	($)
Paul D. Ching	7,500 (1)	7,500 (1)	—	1.79	01/02/2013	—	—	—	—
	3,750 (1)	11,250 (1)	—	2.83	08/06/2013	—	—	—	—
	125,000 (2)	125,000 (2)	—	0.58	01/02/2019	—	—	—	—

Lloyd V. DeLano	—	—	—	—	—	—	—	—	—

Alan S. Pennington	—	—	—	—	—	—	—	—	—

A. Dale Breaux	15,000 (3)	—	—	3.00	7/24/2012	—	—	—	—

Steven G. Ives	1,500 (4)	—	—	3.99	11/05/2011	—	—	—	—

1.	Options vest 25% on the first and second anniversary of grant date, and 50% on the third anniversary of grant date. Grant dates were January 2, 2008 and August 6, 2008 for these two grants, respectively.

2.	Options granted on January 2, 2009, vesting 50% on each of the first and second six-month anniversaries of the grant date. These options were granted in conjunction with Mr. Ching’s appointment as interim CEO and President.

3.	Mr. Breaux’s options were granted on July 24, 2002 and utilized a three-year vesting schedule (25% on the date of grant, and 25% on each of the first, second, and third anniversaries of the grant date).

4.	Mr. Ives’ options were granted on November 5, 2001 and utilized a three-year vesting schedule (25% on the date of grant, and 25% on each of the first, second, and third anniversaries of the grant date).
          Mr. Breaux’s and Mr. Ives’stock options were granted from the 1997 Plan. Each of Mr. Ching’s grants of 15,000 stock options were from the 2006 Non-Employee Directors’ Incentive Plan. Mr. Ching’s grant of 250,000 stock options was from the 2007 Plan.
Option Exercises and Stock Vested

	Option Awards		Stock Awards
	Number of Shares		Number of Shares
	Acquired on	Value Realized on	Acquired on	Value Realized on
Name	Exercise (#)	Exercise ($)	Vesting (#)	Vesting ($)
Paul D. Ching	—	—	15,873	$5,238
Pension Benefits
          We have no pension benefits other than the Company contribution to the employees’ 401(k) savings plan.
Nonqualified Deferred Compensation
     The Company has no plans for deferral of compensation.
Potential Payments Upon Termination or Change-in-Control
Employment Agreement with Paul D. Ching
          We have an employment agreement, effective as of December 30, 2008 with Paul D. Ching, our interim President and Chief Executive Officer. The employment agreement was originally for a term of six months and was renewed through March 31, 2010. Mr. Ching continues to serve as our CEO on a month to month basis. The employment agreement provides for a base salary of $41,667 per month, which equates to an annual rate of $500,000. In addition, the agreement provides for a bonus at the discretion of our Board of Directors, to be a maximum of 100% of the total compensation earned by Mr. Ching during his tenure as interim CEO. The agreement also provides specifically for reimbursement of reasonable travel and living expenses while away from home on business. As Mr. Ching’s home is in Dallas and the Company’s offices are in Houston, these expenses are not incidental. Finally, the agreement specifies that Mr. Ching will not be entitled to participate in any of the Company’s employee benefit plans.
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
          If we had terminated Mr. Ching’s employment on December 31, 2009 after a change of control, we estimate the value of the payments he would have been eligible to receive was $125,000, as the Company had resolved to extend his contract through March 31, 2010, though the extension had not yet been executed. He was also eligible to receive a discretionary performance bonus for 2009 performance which had already been discussed with him and accrued in our financial statements. The amount of this bonus was $500,000, and it was paid in January 2010. Under Mr. Ching’s employment agreement, a “change of control” is generally defined as:
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
Employment Agreement with Lloyd V. DeLano
          We have an employment agreement, dated December 17, 2008, with Lloyd V. DeLano, our Senior Vice President and Chief Accounting Officer. The employment agreement is for a term of one year, renewable automatically for one-year terms unless terminated before the expiration of any term. The employment agreement provides for a base salary with annual increases in our discretion. Mr. DeLano’s base salary payments were $260,750 in 2009. In addition, the agreement provides for annual bonuses at the discretion of our Board of Directors. Mr. DeLano is also a participant in our Management Well Bonus Plan.
          Mr. DeLano is a participant in the Meridian Resource & Exploration LLC Change in Control and Severance Plan (“Plan”), which was adopted effective December 15, 2008. The Plan expires December 15, 2009, but is automatically renewable for one-year terms each year so long as the Company does not terminate the Plan with six months’ notice. Should a change in control occur, the Plan will terminate one year after the change in control. Should Mr. DeLano’s individual participation in the Plan be revoked, he must be given nine months’ notice. Mr. DeLano’s participation in the Plan was granted on February 20, 2009.
          Under the terms of Mr. DeLano’s participation in the Plan, he is entitled to certain benefits if the Company experiences a change in control. The benefits are described below under “Termination of Employment after Change in Control.”
          Termination of Employment Due to Death, Disability or for Cause
          Upon the termination of Mr. DeLano’s employment due to his death, disability or for cause, or upon Mr. DeLano’s voluntary termination of employment other than for good reason, we will pay him all accrued but unpaid salary, vacation and sick leave benefits through the date of termination of employment. As of December 31, 2009, this would have been $20,058.
          Termination of Employment Without Cause or Termination by the Employee for Good Reason
          If we terminate Mr. DeLano’s employment without cause, or if he terminates his employment with us for good reason, as defined in his employment agreement, we will pay him: (a) all accrued but unpaid salary, vacation and sick leave benefits through the date of termination and (b) his monthly salary for 18 months. In addition, we will: (c) continue his medical insurance benefits for a period of 18 months after his termination of employment. If we had terminated Mr. DeLano’s employment on December 31, 2009, without cause, or had he terminated on that date for good reason, we estimate that the value of the payments and benefits described in clauses (a) and (b) above he would have been eligible to receive is as follows: (a) $20,058; (b) $391,125; and (c) $20,270 with an aggregate value of $431,453.
          Termination of Employment after a Change in Control
          If we terminate Mr. DeLano’s employment after a change in control during the term of the Plan, we will (a) pay him all accrued but unpaid salary, vacation and sick leave benefits through the date of termination; (b) pay him his monthly salary for 18 months after the date of termination; (c) continue his medical insurance benefits for a period of 18 months after his termination of employment at no cost to him; and (d) pay him a single lump sum amount representing 18 months’ premiums for the basic life insurance provided by the Company on his date of termination. These benefits are in addition to the benefits which would accrue to him for termination under his employment contract, which include (e) his monthly salary for 18 months after the date of termination. If we had terminated Mr. DeLano’s employment on December 31, 2009 after a change in control, we estimate the value of the payments and benefits described in clauses (a), (b), (c), and (d) above he would have been eligible to receive is (a) $20,058; (b) $391,125, (c) $25,200, (d) $2,592, and (e) $391,125, with an aggregate value of $830,100.

          Under the Plan, a “change in control” is generally defined as:
•	a merger or other transaction, unless at least 70% of the voting power of the surviving entity is held by at least 70% of the holders of our voting securities immediately prior to the transaction; or

•	acquisition by any person, other than a Specified Owner*, as defined, of more than 30% of the voting power of our outstanding securities; or

•	a sale, transfer, lease, or other disposition of all or substantially all of the Company’s assets unless: (1) at least 70% of the voting power of the acquiring entity or its parent is held by at least 70% of the holders of the Company’s voting securities immediately prior to the transaction, in substantially the same proportions as they held voting shares of the Company’s stock immediately prior to the transaction; or (2) the individuals who comprise the Company’s board of directors constitute a majority of the members of the board or other governing body of the acquiring entity or its parent company; or

•	the individuals comprising the Company’s board of directors or their incumbents cease to be a majority of the board of directors (incumbent directors are defined generally as those nominated or appointed by members of the current board or by members who become incumbents); or

•	Company stockholders approve a plan of complete dissolution or liquidation.

*	Specified Owners is defined as including the Company or its affiliates; any employee benefit plan it sponsors or maintains; owners of more than 50% of the Company’s voting stock who acquired the stock either directly from the Company or from Joseph A. Reeves, Jr. or Michael J. Mayell; Messrs. Reeves or Mayell; an owner of more than 50% of the Company’s voting stock who achieved this ownership through a merger if at least 70% of the voting shares of the surviving entity or its parent are owned by the holders of the Company’s voting securities immediately prior to the transaction, in substantially the same proportions as they held voting shares of the Company’s stock immediately prior to the transaction.
          Under the terms of his employment agreement, termination by Mr. DeLano for “good reason” is generally defined as:
•	our failure to pay Mr. DeLano in accordance with his employment agreement, or to comply with any material provision of the agreement;

•	a material change in the scope of Mr. DeLano’s duties and responsibilities, his facilities and secretarial assistance, or his direct report (which is the CEO);

•	the assignment of Mr. DeLano to an office location more than 30 miles distant from the Company’s current location;

•	failure of the Company to comply with any indemnification agreement provided to Mr. DeLano; or

•	the refusal to assume the employment agreement by any Company successor or assign.
          Under the terms of his employment agreement, termination by us of Mr. DeLano for “cause” is generally defined as:
•	his conviction of a felony or a crime of moral turpitude;

•	his failure or refusal to comply with our policies;

•	his engaging in conduct amounting to fraud, dishonesty, gross negligence, willful misconduct or conduct that is unprofessional, unethical or detrimental to our reputation; or

•	his failure to diligently perform his duties under his employment agreement.
          Participation by Mr. DeLano in the Management Well Bonus Plan
          If Mr. DeLano’s employment is terminated for any reason, he will continue to receive payments under the Management Well Bonus Plan to the extent that we receive revenue from wells that were included in the bonus pool at the time of termination of employment. If Mr. DeLano’s employment had terminated on December 31, 2009, we estimate the value of remaining payments to him from the Management Well Bonus Plan to be $471,000, based on PV-10 prices at December 31, 2009.
Employment Agreement with Alan S. Pennington
          We have an employment agreement, dated December 17, 2008, with Alan S. Pennington, our Vice President of Business Development. The employment agreement is for a term of one year, renewable automatically for one-year terms unless terminated before the expiration of any term. The employment agreement provides for a base salary with annual increases in our discretion. Mr. Pennington’s base salary payments were $245,105 in 2009. In addition, the agreement provides for annual bonuses at the discretion of our Board of Directors. Mr. Pennington is also a participant in our Management Well Bonus Plan.
          Termination Payments to Mr. Pennington
          The terms of Mr. Pennington’s employment contract, other than annual salary and his title and responsibilities, are substantially similar to those described above for Mr. DeLano.
          Upon the termination of Mr. Pennington’s employment due to his death, disability or for cause, or upon Mr. Pennington’s voluntary termination of employment other than for good reason, we will pay him all accrued but unpaid salary, vacation and sick leave benefits through the date of termination. As of December 31, 2009, this would have been zero.
          If we terminate Mr. Pennington’s employment without cause, or if he terminates his employment for good reason, as defined in his employment agreement, we will (a) pay him all accrued but unpaid salary, vacation and sick leave benefits through the date of termination and (b) pay him his monthly salary for 18 months, as well as (c) continue medical benefits for 18 months. If we had terminated Mr. Pennington’s employment on December 31, 2009, without cause, we estimate that the value of the payments and benefits described in clauses (a), (b), and (c) above he would have been eligible to receive is as follows: (a) $-0-, (b) $367,658, and (c) $20,270; with an aggregate value of $387,928.
          The terms of Mr. Pennington’s participation in the Meridian Resource & Exploration LLC Change in Control and Severance Plan (“Plan”) are substantially the same as those for Mr. DeLano, described above. Mr. Pennington’s participation in the Plan was effective February 25, 2009. If we terminate Mr. Pennington’s employment after a change in control during the term of the Plan, we will (a) pay him all accrued but unpaid salary, vacation and sick leave benefits through the date of termination; (b) pay him his monthly salary for 18 months after the date of termination; (c) continue his medical insurance benefits for a period of 18 months after his termination of employment at no cost to him; and (d) pay him a single lump sum amount representing 18 months’ premiums for the basic life insurance provided by the Company on his date of termination. These benefits are in addition to the benefits which would accrue to him for termination under his employment contract, which include (e) his monthly salary for 18 months after the date of termination. If we had terminated Mr. Pennington’s employment on December 31, 2009 after a change in control, we estimate the value of the payments and benefits described in clauses (a), (b), (c), and (d) above he would have been eligible to receive is (a) $-0-; (b) $367,658, (c) $25,200, (d) $2,538, and (e) $367,658, with an aggregate value of $763,054.
          Participation by Mr. Pennington in the Management Well Bonus Plan
          If Mr. Pennington’s employment is terminated for any reason, he will continue to receive payments under the Management Well Bonus Plan to the extent that we receive revenue from wells that were included in the bonus pool at the time of termination of employment. If Mr. Pennington’s employment had terminated on December 31, 2009, we estimate the value of remaining payments to him from the Management Well Bonus Plan to be $471,000, based on PV-10 prices at December 31, 2009.
Employment Agreement with A. Dale Breaux
          We have an employment agreement, dated December 17, 2008, with A. Dale Breaux, our Vice President of Operations. The employment agreement is for a term of one year, renewable automatically for one-year terms unless terminated before the expiration of any term. The employment agreement provides for a base salary with annual increases in our discretion. Mr. Breaux’s base salary payments were $234,675 in 2009. In addition, the agreement provides for annual bonuses at the discretion of our Board of Directors. Mr. Breaux is also a participant in our Management Well Bonus Plan.
          Termination Payments to Mr. Breaux
          The terms of Mr. Breaux’s employment contract, other than annual salary and his title and responsibilities, are substantially similar to those described above for Mr. DeLano.
          Upon the termination of Mr. Breaux’s employment due to his death, disability or for cause, or upon Mr. Breaux’s voluntary termination of employment other than for good reason, we will pay him all accrued but unpaid salary, vacation and sick leave benefits through the date of termination. As of December 31, 2008, this would have been $10,154.
          If we terminate Mr. Breaux’s employment without cause, or if he terminates his employment for good reason, as defined in his employment agreement, we will (a) pay him all accrued but unpaid salary, vacation and sick leave benefits through the date of termination and (b) pay him his monthly salary for 18 months, as well as (c) continue medical benefits for 18 months. If we had terminated Mr. Breaux’s employment on December 31, 2009, without cause, we estimate that the value of the payments and benefits described in clauses (a), (b), and (c) above he would have been eligible to receive is as follows: (a) $10,154, (b) $352,013, and (c) $1,354; with an aggregate value of $363,521.
          The terms of Mr. Breaux’s participation in the Meridian Resource & Exploration LLC Change in Control and Severance Plan (“Plan”) are substantially the same as those for Mr. DeLano, described above. Mr. Breaux’s participation in the Plan was effective February 20, 2009. If we terminate Mr. Breaux’s employment after a change in control during the term of the Plan, we will (a) pay him all accrued but unpaid salary, vacation and sick leave benefits through the date of termination; (b) pay him his monthly salary for 18 months after the date of termination; (c) continue his medical insurance benefits for a period of 18 months after his termination of employment at no cost to him; and (d) pay him a single lump sum amount representing 18 months’ premiums for the basic life insurance provided by the Company on his date of termination. These benefits are in addition to the benefits which would accrue to him for termination under his employment contract, which include (e) his monthly salary for 18 months after the date of termination. If we had terminated Mr. Breaux’s employment on December 31, 2009 after a change in control, we estimate the value of the payments and benefits described in clauses (a), (b), (c), and (d) above he would have been eligible to receive is (a) $10,154; (b) $352,013, (c) $1,692, (d) $2,490, and (e) $352,013, with an aggregate value of $718,362.
          Participation by Mr. Breaux in the Management Well Bonus Plan
          If Mr. Breaux’s employment is terminated for any reason, he will continue to receive payments under the Management Well Bonus Plan to the extent that we receive revenue from wells that were included in the bonus pool at the time of termination of employment. If Mr. Breaux’s employment had terminated on December 31, 2009, we estimate the value of remaining payments to him from the Management Well Bonus Plan to be $212,000 based on PV-10 prices at December 31, 2009.
Employment Agreement with Steven G. Ives
          We have an employment agreement, dated December 17, 2008, with Steven G. Ives, our Vice President of Finance. The employment agreement is for a term of one year, renewable automatically for one-year terms unless terminated before the expiration of any term. The employment agreement provides for a base salary with annual increases in our discretion. Mr. Ives’ base salary payments were $173,920 in 2009. In addition, the agreement provides for annual bonuses at the discretion of our Board of Directors. Mr. Ives is also a participant in our Management Well Bonus Plan.
          Termination Payments to Mr. Ives
          The terms of Mr. Ives’ employment contract, other than annual salary and his title and responsibilities, are substantially similar to those described above for Mr. DeLano.
          Upon the termination of Mr. Ives’ employment due to his death, disability or for cause, or upon Mr. Ives’ voluntary termination of employment other than for good reason, we will pay him all accrued but unpaid salary, vacation and sick leave benefits through the date of termination. As of December 31, 2009, this would have been $13,378.
          If we terminate Mr. Ives’ employment without cause, or if he terminates his employment for good reason, as defined in his employment agreement, we will (a) pay him all accrued but unpaid salary, vacation and sick leave benefits through the date of termination and (b) pay him his monthly salary for 18 months, as well as (c) continue medical benefits for 18 months. If we had terminated Mr. Ives’ employment on December 31, 2009, without cause, we estimate that the value of the payments and benefits described in clauses (a), (b), and (c) above he would have been eligible to receive is as follows: (a) $13,378, (b) $260,880, and (c) $9,382; with an aggregate value of $283,641.
          The terms of Mr. Ives’ participation in the Meridian Resource & Exploration LLC Change in Control and Severance Plan (“Plan”) are substantially the same as those for Mr. DeLano, described above. Mr. Ives’ participation in the Plan was effective February 20, 2009. If we terminate Mr. Ives’ employment after a change in control during the term of the Plan, we will (a) pay him all accrued but unpaid salary, vacation and sick leave benefits through the date of termination; (b) pay him his monthly salary for 18 months after the date of termination; (c) continue his medical insurance benefits for a period of 18 months after his termination of employment at no cost to him; and (d) pay him a single lump sum amount representing 18 months’ premiums for the basic life insurance provided by the Company on his date of termination. These benefits are in addition to the benefits which would accrue to him for termination under his employment contract, which include (e) his monthly salary for 18 months after the date of termination. If we had terminated Mr. Ives’ employment on December 31, 2009 after a change in control, we estimate the value of the payments and benefits described in clauses (a), (b), (c), and (d) above he would have been eligible to receive is (a) $13,378; (b) $260,880, (c) $11,664, (d) $2,142, and (e) $260,880, with an aggregate value of $548,944.
Participation by Mr. Ives in the Management Well Bonus Plan
          If Mr. Ives’ employment is terminated for any reason, he will continue to receive payments under the Management Well Bonus Plan to the extent that we receive revenue from wells that were included in the bonus pool at the time of termination of employment. If Mr. Ives’ employment had terminated on December 31, 2009, we estimate the value of remaining payments to him from the Management Well Bonus Plan to be $120,000 based on PV-10 prices at December 31, 2009.
DIRECTOR COMPENSATION
          The following table summarizes compensation paid to non-employee directors for 2009. Mr. Ching became an employee director as of December 30, 2008 and did not receive any additional compensation for his service on the Board of Directors after that date; for information regarding his compensation, see the Summary Compensation Table.

					Change in
	Fees				Pension
	Earned				Value and
	or			Non-Equity	Nonqualified
	Paid in	Stock	Option	Incentive Plan	Deferred	All Other
	Cash	Awards	Awards(9)	Compensation	Compensation	Compensation		Total
Name	($)	($)	($)	($)	Earnings	($)		($)
E. L. Henry(1)	46,000	—	—	—	—	—		46,000

Joe Kares(2)	39,500	—	—	—	—	251,559	(9)(10)	291,059
(resigned)

G. M. Byrd Larberg(3)	34,500		—	—	—	43,625	(11)	78,125
(resigned)

Michael J. Mayell	43,000	—	—	—	—	246,301	(12)	289,301

Gary A. Messersmith(4)	37,500	—	—	—	—	295,798	(13)(14)	333,298
(resigned)

C. Mark Pearson(5)	48,250	—	—	—	—	—		48,250

John B. Simmons(6)	60,000	—	—	—	—	—		60,000

Joseph A. Reeves	43,000	—	—	—	—	245,910	(15)	288,910

David W. Tauber(7)	23,500	—	—	—	—	—		23,500

Fenner R. Weller(8)	50,500	—	—	—	—	—		50,500

1.	Mr. Henry is a Member of the Board Affairs Committee and is Chairman of the Compensation Committee. He holds options to purchase 15,000 shares of our common stock.

2.	Mr. Kares resigned from the Board of Directors effective October 13, 2009. He holds no options to purchase shares of our common stock.

3.	Mr. Larberg resigned from the Board of Directors effective October 13, 2009. He holds no options to purchase shares of our common stock.

4.	Mr. Messersmith resigned from the Board of Directors effective October 13, 2009. He holds no options to purchase shares of our common stock.

5.	Mr. Pearson is a Member of the Board Affairs Committee and the Compensation Committee. Mr. Pearson holds options to purchase 30,000 shares of our common stock.

6.	Mr. Simmons is Chairman of the Audit Committee. He holds options to purchase 15,000 shares of our common stock.

7.	Mr. Tauber resigned from the Board of Directors as of July 9, 2009. Mr. Tauber holds no options to purchase shares of our common stock.

8.	Mr. Weller is a Member of the Audit Committee and the Compensation Committee. Mr. Weller holds options to purchase 30,000 shares of our common stock.

9.	Includes $101,184 paid to Mr. Kares as a bonus under the Management Well Bonus Plan. See “Narrative to Summary Compensation Table — Well Bonus Plans” for further information. Mr. Kares’ participation in the plan is 1/4th of 1%.

10.	Includes $150,375 in fees paid to Kares & Cihlar, an accounting firm of which Mr. Kares is a partner. The fees were for accounting services.

11.	Includes $43,625 in consulting fees paid to Mr. Larberg for his work for the Company in the area of portfolio management.

12.	Includes $210,385 in consulting fees paid to Mr. Mayell for service related to the transition of management in early 2009, $13,000 in matching funds paid to his 401(k) savings account, $21,092 in premiums for health and basic life insurance paid by the Company, and $1,824 estimated personal use of club memberships provided by the Company under the terms of his 2008 compensation termination agreement. Mr. Mayell owns warrants to purchase 936,499 shares of our common stock.

13.	Includes $159,048 paid to Mr. Messersmith as a bonus under the Management Well Bonus Plan. See “Narrative to Summary Compensation Table — Well Bonus Plans” for further information. Mr. Messersmith’ participation in the plan is 1/4th of 1%.

14.	Includes $136,750 in fees paid to Looper, Reed & McGraw, a law firm of which Mr. Messersmith is a member.

15.	Includes $210,385 in consulting fees paid to Mr. Reeves for service related to the transition of management in early 2009, $6,835 in matching funds paid to his 401(k) savings account, $21,092 in premiums for health and basic life insurance paid by the Company, and $7,598 estimated personal use of club memberships provided by the Company under the terms of his 2008 compensation termination agreement. Mr. Reeves owns warrants to purchase 936,499 shares of our common stock.
          In addition to the amounts included above, Messrs. Reeves and Mayell received certain distributions of stock, cash, and goods in 2009 related to the termination contracts completed with them in 2008, which contracts are described in detail in our prior year (2008) report. These expenses were accrued in 2008 and included in that year’s report on executive compensation. See also Item 13, “Certain Relationships and Related Transactions, and Director Independence, -Transactions” below for further information.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
STOCK OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS
          The following table sets forth information, as of April 30, 2010, with respect to the number and percentage of shares of Common Stock beneficially owned by our directors, the executive officers named in the Summary Compensation Table in this Form 10-K/A, and all of our executive officers and directors as a group.

	Number of
	Shares
	Beneficially
Name	Owned (1)	Percent
Paul D. Ching (2)	152,123	*

Lloyd V. DeLano	79,096	*

Allen D. Breaux (3)	71,104	*

Steven G. Ives (10)	35,435	*

Alan S. Pennington	57,334	*

E. L. Henry (4)	28,000	*

Michael J. Mayell (5)	2,680,760	2.87%

C. Mark Pearson (6)	30,000	*

Joseph A. Reeves, Jr. (7)	2,900,509	3.11%

John B. Simmons (8)	15,000	*

Fenner R. Weller, Jr. (9)	52,500	*

All executive officers and directors as a group (11 persons) (2), (3), (4), (5), (6), (7), (8), and(9)	6,101,861	6.45%

*	Less than one percent.

1.	Shares of Common Stock which are not outstanding but which can be acquired by a person upon exercise of an option or warrant within sixty days are deemed outstanding for the purpose of computing the percentage of outstanding shares beneficially owned by such person. Each such person has sole voting and dispositive power for its shares of Common Stock, unless otherwise noted.

2.	Includes 136,250 shares of Common Stock that Mr. Ching has the right to acquire upon the exercise of stock options. Excludes 143,750 shares of Common Stock underlying options owned by Mr. Ching that are not exercisable within 60 days.

3.	Includes 15,000 shares of Common Stock that Mr. Breaux has the right to acquire upon the exercise of stock options.

4.	Includes 15,000 shares of Common Stock that Mr. Henry has the right to acquire upon the exercise of stock options.

5.	Includes 936,499 shares of Common Stock that Mr. Mayell has the right to acquire upon the exercise of the General Partner Warrants. For further information on the General Partner Warrants, see Footnote 10 to the Consolidated Financial Statements included in our 2009 Original Report on Form 10-K. Mr. Mayell’s business address is Sydson Energy, 4600 Post Oak Place Dr., Suite 306, Houston, TX, 77027.

6.	Includes 30,000 shares of Common Stock that Mr. Pearson has the right to acquire upon the exercise of stock options.

7.	Includes 936,499 shares of Common Stock that Mr. Reeves has the right to acquire upon the exercise of the General Partner Warrants. For further information on the General Partner Warrants, see Footnote 10 to the Consolidated Financial Statements included in our 2009 Original Report on Form 10-K. Mr. Reeves’ business address is Matrix Energy, LLC, 1401 Enclave Parkway, Suite 300, Houston, Texas 77077.

8.	Includes 15,000 shares of Common Stock that Mr. Simmons has the right to acquire upon the exercise of stock options.

9.	Includes 18,750 shares of Common Stock that Mr. Weller has the right to acquire upon the exercise of stock options. Excludes 11,250 shares of Common Stock underlying options that are not exercisable within 60 days.

10.	Includes 1,500 shares that Mr. Ives has the right to acquire upon the exercise of stock options.

STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          The following table sets forth information, as of April 30, 2010, with respect to each shareholder, other than directors and executive officers, known by us to beneficially own more than 5% of the Common Stock.

	Number of
	Shares
	Beneficially
Name and Address of Beneficial Owner	Owned	Percent
Donald Smith & Co. (1)	7,067,939	7.64%
152 West 57th Street
New York, NY 10019

Dimensional Fund Advisors Inc. (2)	5,279,173	5.71%
Pallisades West, Building One
6300 Bee Cave Road
Austin, Texas 78746

Bradley Louis Radoff (3)	5,400,000	5.84%
1177 West Loop South, Suite 1625
Houston, TX 77027

(1)	This information is based on information contained in a Schedule 13G filing made by Donald Smith & Co., Inc. with the Securities and Exchange Commission on February 11, 2010. All securities reported in this schedule are owned by advisory clients of Donald Smith & Co., Inc., no one of which, to the knowledge of Donald Smith & Co., Inc., owns more than 5% of the class.

(2)	This information is based on information contained in a Schedule 13G/A filing made by Dimensional Fund Advisors Inc. (“Dimensional”) with the Securities and Exchange Commission on February 8, 2010. Dimensional, an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts. These investment companies, trusts and accounts are the “Funds.” In its role as investment advisor or manager, Dimensional possesses investment and/or voting power over common stock held by the Funds. However, all securities reported by Dimensional are owned by the Funds, none of which, to the knowledge of Dimensional, owns more than 5% of the class.

(3)	This information is based on information contained in a Schedule 13G filing made by Bradley Louis Radoff with the Securities and Exchange Commission on January 26, 2010.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
          The following table sets forth information as of December 31, 2009, with respect to our compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance:

Number of securities
remaining available for
future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans
	of outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,276,998	$0.36	4,140,000

Equity compensation plans not approved by security holders	—	—	—

Total	2,276,998	$0.36	4,140,000

Proposed Merger
           As previously reported, on December 22, 2009, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) with Alta Mesa Holdings, LP (“Alta Mesa”) and Alta Mesa Acquisition Sub, LLC, a direct wholly owned subsidiary of Alta Mesa (“Merger Sub”). Under the terms of the Merger Agreement, as amended, shareholders will receive $0.33 per share of common stock, to be paid in cash, and Alta Mesa will assume the Company’s debts and obligations. The Company would be merged into Alta Mesa Acquisition Sub, LLC with the Merger Sub as the surviving entity, resulting in a change in control of the Company. The Company’s stock would cease to be publicly traded. The merger is subject to approval by holders of two thirds of the Company’s outstanding shares of common stock. The Company filed a proxy statement regarding the proposed merger on February 8, 2010, in which the Company’s board recommended that shareholders vote in favor of the merger. For further information on the proposed merger, refer to the proxy statement.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
Transactions
Messrs. Joseph A. Reeves, Jr. and Michael J. Mayell, each of whom was an officer of the Company until December 29, 2008 and is a current Director of Meridian, are working interest partners of the Company. Historically since 1994, affiliates of Meridian have been permitted to hold interests in projects of the Company. With the approval of the Board of Directors, Texas Oil Distribution and Development, Inc. (“TODD”) and JAR Resources LLC (“JAR”), entities controlled by Joseph A. Reeves, Jr. and Sydson Energy, Inc. (“Sydson”), an entity controlled by Michael J. Mayell, have each invested in Meridian drilling locations, where applicable, at a 1.5% to 4% working interest basis. The maximum total percentage at which either officer was allowed to participate in any prospect was a 4% working interest. The right to participate in “new oil and gas projects” was terminated as of December 29, 2008, under the settlement agreements with Messrs. Reeves and Mayell described immediately below. On a collective basis, TODD, JAR and Sydson invested $997,000, $4,321,000, and $9,871,000, for the years ended December 31, 2009, 2008, and 2007, respectively, in oil and natural gas drilling activities. The former officers continued to be offered participation in new wells in 2009, from prospects initiated prior to December 29, 2008. Net amounts due to (from) TODD, JAR, Matrix Petroleum LLC (see below) and Mr. Reeves were approximately $76,000 and ($1,981,000) as of December 31, 2009 and 2008, respectively. Net amounts due to Sydson and Mr. Mayell were approximately $466,000 and $232,000 as of December 31, 2009 and 2008, respectively.
Messrs. Reeves and Mayell each entered into consulting agreements with the Company, commencing December 30, 2008. Each provided professional services to the Company for a monthly fee; the agreements terminated on April 30, 2009, with a total of $217,000 and $223,000 paid to or on behalf of each of Messrs. Reeves and Mayell, respectively, during 2009, including 401(k) matching funds. During 2008, the Company settled certain compensation-related contracts with Messrs. Reeves and Mayell, accruing a total of $9,894,000 for obligations under the settlements, included in “Due to affiliates” in the Company’s Consolidated Balance Sheet for December 31, 2008. See Note 12 to the Consolidated Financial Statements included in our 2009 Original Report on Form 10-K for further details. As a result of this settlement, during the second quarter of 2009, the Company paid $4,954,000 and $4,940,000 to Messrs. Reeves and Mayell, respectively. Funds for the payments were provided from those previously set aside in the related Rabbi Trust. In addition to the cash payment, each of the former officers received 550,588 shares of Company stock distributed from the Rabbi Trust. Under the terms of other employment contracts entered into in 2008, Messrs. Reeves and Mayell also continued to receive such employee benefits as medical insurance throughout 2009, as well as other fringe benefits, primarily the maintenance of certain club memberships on their behalf. The Company was obligated to continue these benefits to each of these two former officers through October 2010.
Under the terms of the 2008 settlements with Messrs. Reeves and Mayell, in 2009 the Company transferred to them the furniture, equipment, and artwork from their Meridian executive offices. The Company also elected to settle the club membership benefit with a lump sum payment to each of the two former officers in late 2009. Mr. Mayell received a lump sum payment of approximately $30,000 in December 2009 and Mr. Reeves received approximately $22,000 in February 2010; the Company discontinued payment of the dues after each of those settlements.
During 2009, Matrix Petroleum LLC (“Matrix”), an entity controlled by Mr. Reeves, entered into a lease of office space from Meridian. The Company has invoiced Matrix a total of $77,000 for rent and minor charges for use of Meridian office support staff.
As described in Note 11 of the Notes to Consolidated Financial Statements in our 2009 Original Report on Form 10-K (“Note 11”), Messrs. Reeves and Mayell are entitled to certain grants of net profits interests in properties initiated for development during their term of employment. As properties develop from geological studies to executed mineral leases, Messrs. Reeves and Mayell receive interests in the mineral leases. Such grants were valued by third party appraisal at $137,350 and $78,054 for the years 2008 and 2007, respectively. Grants made in 2009 were negligible.
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

Mr. Joe Kares, a former Director of Meridian, is a partner in the public accounting firm of Kares & Cihlar, which provided the Company with accounting services for the years ended December 31, 2009, 2008, and 2007 and received fees of approximately $150,000, $216,000, and $231,000, respectively. Such fees exceeded 5% of the gross revenues of Kares & Cihlar for those respective years. Mr. Kares also participated in the Management Plan described in Note 11, pursuant to which he was paid approximately $101,000 during 2009, $335,000 during 2008, and $275,000 during 2007. Mr. Kares resigned from the Board of Directors effective October 13, 2009.
Mr. Gary A. Messersmith, a former Director of Meridian, is currently a member of the law firm of Looper, Reed & McGraw P.C. in Houston, Texas, which provided legal services for the Company for the years ended December 31, 2009, 2008, and 2007, and received fees of approximately $137,000, $118,000, and $73,000, respectively. In addition, during 2007, the Company paid Gary A. Messersmith, P.C. $8,333 per month relating to his services provided to the Company. The retainer was paid through March, 2008, then discontinued. Mr. Messersmith also participated in the Management Plan described in Note 11, pursuant to which he was paid approximately $159,000 during 2009, $527,000 during 2008, and $441,000 during 2007. Mr. Messersmith resigned from the Board of Directors effective October 13, 2009.
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
Earnings during 2008 and 2009 noted above for related party employees include the impact of the Retention Incentive Compensation Plan.

Board Independence, Board Leadership Structure, and Risk Oversight
          The Board of Directors has affirmatively determined that Messrs. Henry, Simmons, Weller, and Pearson are independent within the meaning of our director independence standards, which reflect exactly the New York Stock Exchange (“NYSE”) director independence standards, and have no current material relationship with the Company, except as a director. Paul D. Ching, also a director, was appointed to serve as interim Chief Executive Officer (“CEO”) and President of the Company, effective December 30, 2008, until such time that the Board appoints permanent replacements for the positions of CEO and President. During the interim period that Mr. Ching serves as CEO and President, he may be deemed not to be an independent board member. As a result, from December 30, 2008, through October 13, 2009, the Company was deemed to be in violation of Rule 303A.01 of the New York Stock Exchange’s Listed Company Manual, which requires listed companies to have a majority of independent directors. Effective October 13, 2009, three of our non-independent directors voluntarily resigned: Mr. Kares, Mr. Larberg, and Mr. Messersmith. The Company is now in compliance with this listing criterion. The resignations were not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. Rather, the resigning directors agreed to resign to facilitate compliance with NYSE rules for listed companies. The Company currently has seven directors, of which four are independent.
          The roles of CEO and President have been combined with Chairman of the Board in the person of Mr. Ching since December 2008. The combination of these roles is effective and efficient for this period in the Company’s history, as we seek to addresses our liquidity and credit issues and work to find a strategic partner. Mr. Ching works and communicates closely with the Board on our progress in this effort, and his position of leadership on the Board facilitates that involvement and oversight by the other members of the Board. As a smaller company, we value the efficiency of this arrangement, which is intended to be temporary, and rely on the diversity and strength of our Board to balance any apparent concentration of influence from Mr. Ching’s combined roles.
          In accordance with Rule 303A.02, at the end of Mr. Ching’s tenure as interim CEO and President, he expects to return to his status as an independent director.
          The Board as a whole is responsible for risk oversight, with the Audit Committee more specifically responsible for assessing financial risk. Due to restrictions under the forbearance agreement with the lenders under our primary credit facility, we are currently unable to address risk related to commodity price fluctuation as we are prohibited from originating new hedging contracts. However, our historical practice has been to engage in hedging of a portion of our future production. This activity is overseen by Mr. Ching, our CEO and Chairman of the Board, and the full Board receives reports on hedging strategy and execution. Other significant risks include exploratory and investment risk. Significant investments and new strategies or areas of exploration are reviewed and discussed by the Board, as are significant divestitures of property. The Board annually reviews and approves the capital budget. The Board also reviews the Company’s insurance program and policies. Our management team is responsible for identifying and mitigating other risks, with Board involvement as necessary. We have no single officer in charge of risk management but rather, have allocated such responsibilities among our management team members based on their areas of operation within the Company.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
          BDO Seidman, LLP served as our principal independent registered public accounting firm for the fiscal year ended December 31, 2009. BDO Seidman, LLP’s engagement to conduct the audit of the Company for the fiscal year ended December 31, 2009 was approved by the Audit Committee.

Audit Fees
          The following table presents fees for the quarterly reviews and annual audit of the Company’s consolidated financial statements for 2009 and 2008 provided by BDO Seidman, LLP for the fiscal years ended December 31, 2009 and December 31, 2008. We have not paid any other professional fees to BDO Seidman, LLP except for the fees relating to the review and annual audits.

	2009	2008
Audit Fees	$495,727	$530,349
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

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a)
1. and 2. No financial statements or schedules are filed with this report on Form 10-K/A.
3. Exhibits:
10.55	Twelfth Amendment to Forbearance and Amendment Agreement, dated as of April 15, 2010, among The Meridian Resource Corporation, certain of its subsidiaries, Fortis Capital Corp., as administrative agent, and the several banks, financial institutions and other entities from time to time parties to the Amended and Restated Credit Agreement, dated as of December 23, 2004, as amended, among The Meridian Resource Corporation, Fortis Capital Corp., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed April 20, 2010).

10.56	Second Amendment to Compromise and Settlement Agreement, dated April 15, 2010, among The Meridian Resource Corporation, Shell Oil Company and SWEPI, LP (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed April 20, 2010).

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

*31.2	Certification of Chief Accounting Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

*32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

*32.2	Certification Chief Accounting Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
       * filed herewith

s

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
THE MERIDIAN RESOURCE CORPORATION

BY:	/s/ PAUL D. CHING
Chief Executive Officer
(Principal Executive Officer)

Date: April 30, 2010
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name		Title	Date

BY:	/s/ PAUL D. CHING Paul D. Ching	Chief Executive Officer (Principal Executive Officer) Director and Chairman of the Board	April 30, 2010

BY:	/s/ LLOYD V. DELANO Lloyd V. DeLano	Chief Accounting Officer	April 30, 2010

BY:	/s/ JOSEPH A. REEVES, JR. Joseph A. Reeves, Jr.	Director	April 30, 2010

BY:	/s/ MICHAEL J. MAYELL Michael J. Mayell	Director	April 30, 2010

BY:	/s/ E. L. HENRY E. L. Henry	Director	April 30, 2010

BY:	/s/ JOHN B. SIMMONS John B. Simmons	Director	April 30, 2010

BY:	/s/ FENNER R. WELLER, JR. Fenner R. Weller, Jr.	Director	April 30, 2010

BY:	/s/ C. MARK PEARSON C. Mark Pearson	Director	April 30, 2010